Form 10QSB
period 1995-03-31
SPECTRASCIENCE INC
filed 1995-05-15
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended MARCH 31, 1995

                                       or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to __________

Commission file number O-13092

                SPECTRASCIENCE, INC. (FORMERLY GV MEDICAL, INC.)
       (Exact name of small business issuer as specified in its charter)

              MINNESOTA                                  41-1448837
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                Identification Number)

       5909 BAKER ROAD, SUITE 580
         MINNEAPOLIS, MINNESOTA                            55345
(Address of principal executive offices)                 (Zip Code)

                                 (612) 931-9000
                          (Issuer's telephone number)

    (Formerly GV Medical, Inc., 3750 Annapolis Lane, Minneapolis, MN 55447)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  _X_     NO

There were 2,863,348 shares outstanding of the issuer's $.25 par value common stock, as of May 12, 1995.

This Form 10-QSB consists of 9 pages (including exhibits).


                                 BALANCE SHEETS
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)

                                     ASSETS


                                                   MARCH 31,     DECEMBER 31,
                                                     1995            1994
CURRENT ASSETS
  Cash and short-term investments                $     29,441    $     58,298
  Accounts receivable - net                           161,196             781
  Inventory                                           163,981         200,468
  Other current assets                                 60,737          78,245
          Total current assets                        415,355         337,792

EQUIPMENT                                             577,430         973,781
  Less accumulated depreciation                      (485,856)       (870,328)
                                                       91,574         103,453
OTHER ASSETS                                               --          37,444
                                                 $    506,929    $    478,689

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                               $     92,510    $    139,890
  Accrued compensation & taxes                         36,641          29,337
  Accrued expenses                                     85,208         122,836
  Deferred income                                          --          26,000
  Notes payable                                            --         300,000
          Total current liabilities                   214,359         618,063

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $1.00 par value --
    authorized 20,000,000 shares;
    shares issued and outstanding --
    March 31, 1995 -- 175,000                         175,000
    December 31, 1994 -- none                                              --
  Common Stock, $.25 par value --
    authorized 4,000,000 shares;
    shares issued and outstanding --
    March 31, 1995 -- 2,825,348
    December 31, 1994 -- 2,785,348                    706,337         696,337
  Additional paid-in capital                       39,209,157      38,765,897
  Accumulated deficit                             (39,797,924)    (39,601,608)
          Total stockholders' equity (deficit)        292,570        (139,374)


                                                     $506,929        $478,689

See accompanying notes to the financial statements

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             1995         1994

Revenue                                  $   166,088   $     -0-

Cost of products sold                        108,144         -0-
 Gross Profit                                 57,944         -0-
Operating expenses
  Research and dev.                          121,951     365,060
  Selling, general and
   administrative                            122,817     197,317

  Less interest and other
   expense (income)                            9,490     (55,443)


Total operating expenses                     254,258     506,934


Net loss                                   ($196,314)  ($506,934)


Net loss per share                         ($   0.07)  ($   0.18)


Weighted average
common shares                              2,790,681   2,750,348


See accompanying notes to the financial statements


                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1995          1994

OPERATING ACTIVITIES
  Net loss                                             ($196,314)   ($  506,934)
  Adjustments to reconcile net cash
   used in operating activities:
    Depreciation                                          13,050         21,350
    Recognition of deferred income                        26,000             --
    Non-cash interest expense                               3260             --
    Disposal of other assets                              37,444             --
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable              (160,415)       (12,637)
         (Increase) decrease in inventories               36,487             --
         (Increase) decrease in other current assets      17,508         15,520
         Increase (decrease) in current liabilities      (77,706)       (49,932)

         Net cash used in operating activities          (352,686)      (532,633)

INVESTING ACTIVITIES
  Purchase of fixed assets                                 (1171)         (6908)
          Net cash used in
          investing activities                             (1171)        (6,908)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                225,000             --
  Proceeds from issuance of common stock                 100,000             --
  Net cash provided by financing activities              325,000             --
  Net decrease in cash and
   short term investments                                (28,857)      (539,541)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF
  PERIOD                                                  58,298      1,250,686

CASH AND SHORT-TERM
  INVESTMENTS AT END OF
  PERIOD                                               $  29,441    $   711,145

See accompanying notes to the financial statements



                         NOTES TO FINANCIAL STATEMENTS
                              SpectraScience, Inc.
                          (formerly GV Medical, Inc.)

NOTE A - BASIS OF PRESENTATION

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring items, considered necessary for a fair presentation of results have been included. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.


ITEM 2.
                      Management's Discussion and Analysis
                 Financial Conditions and Results of Operations

The Company is a publicly-held company headquartered in Minnetonka, Minnesota. From its inception on May 4, 1983 until mid 1993, the Company, then named GV Medical, Inc., was engaged in the laser angioplasty business. In May, 1993, the Company's name was changed to SpectraScience, Inc. to reflect the Company's new focus on design, development, manufacturing and marketing of laser enhanced spectroscopic diagnostic systems for the detection of atherosclerosis, thrombus and normal healthy tissue. The Company has 7 full-time employees. Its executive offices are located at 5909 Baker Road, Suite 580, Minnetonka, Minnesota 55345. Its telephone number is (612) 931-9000 and its fax number is (612) 933-9090.

On March 31,1995 the Company recognized the sale of its first two Spectroscopic Guidewire(TM) Systems for delivery to key European medical centers. The Company earlier reported that SCIMED Life Systems, Inc. will market the SpectraScience Spectroscopic Guidewire(TM) System outside the United States under the terms of a three (3) year exclusive international distribution agreement.

During the Quarter ended March 31, 1995, the Company executed agreements arranged through Perkins Capital Management, with six (6) private lenders which provided an additional $225,000 of bridge financing to the Company.

On March 31, 1995, the six private, along with lenders who had previously provided $300,000 of bridge financing to the Company, elected to convert the face amount of the notes held by them into 175,000 shares of the Company's Preferred Stock, pursuant to the terms of the Company's ongoing Private Placement of 1,000,000 shares of preferred stock. The lenders and other subscribers to the Private Placement paid or will pay $3.00 in exchange for each share of Preferred Stock plus a warrant to purchase one share of the Company's Common Stock (at a purchase price of $5.00 per share) for each 3 shares of Preferred Stock purchased.

Results of Operations

                                        THREE MONTHS ENDED
                                             MARCH 31
                                      1995               1994

Revenue                             $166,088             $-0-
 % Change                                                 100%

Cost of products sold               $108,144              -0-
 % Change                                                 100%



Revenues for the first quarter ended March 31, 1995, were $166,088 compared to $-0- for the comparable quarter of 1994. Revenues in the current year reflect the first international sales of the Company's Spectroscopic Guidewire(TM) Systems and disposable products.

Cost of products sold during the first quarter of 1995 were $108,144 compared to zero in the comparable quarter of 1994. As a result, the Company reported a Gross Profit of $57,944 for the quarter ended March 31, 1995.


                                       THREE MONTHS ENDED
                                             MARCH 31
                                    1995                 1994

Research/development              $121,951             $365,060
    % Change                                                -67%

Selling, General and
 Administrative                    122,817              197,317
 % Change                                                   -38%

Total expenses                     244,768              562,377
 % Change                                                   -56%


Research and Development Expenses in the quarter ended March 31, 1995 of $121,951 represents a decrease of 67% from those expenses incurred in the quarter ended March 31, 1994. The decrease is due to the Company incurring fewer expenses in development of the Spectroscopic Guidewire(TM) System.

Selling, General and Administrative expenses of $122,817 for the quarter ended March 31, 1995 declined 38% from those expenses incurred in the quarter ended March 31, 1994. Reductions occurred in depreciation, salary, and travel expenses as a result of a lower asset base following the sale of unneeded assets, and a decrease in the number of employees in 1995 compared to 1994.


                                        THREE MONTHS ENDED
                                              MARCH 31
                                    1995                  1994

Interest and other expense          $9,490               ($55,443)
(income)
   % Change                                                 -117%

Interest and other expense (income) of $9,490 were 117% lower in the quarter ended March 31, 1995 than in the quarter ended March 31, 1994, due to lower interest income and fewer gains on the sale of assets in 1995 compared to 1994.


                                   THREE MONTHS ENDED
                                        MARCH 31
                               1995                  1994

Net loss                    ($196,314)             ($506,934)
  % Change                                               -61%


As a result of all the above factors, the Company reported a net loss for the quarter ended March 31, 1995, of $196,314, which is a 61% decrease from the $506,934 loss reported for the quarter ended March 31, 1994. The loss per share declined to $0.07 per share in 1995 from $0.18 per share in 1994, principally as a result of lower operating expenses and the increase in revenue.

Financial Condition

Cash and short-term investments decreased $28,857 during the first quarter to a balance of $29,441 at March 31, 1995. This decrease can be attributed primarily to the Company's expenses continuing to exceed its revenue. The cash and short-term financing is believed to be sufficient to sustain the Company's cash requirements through the completion of the Company's Private Placement, which is expected to occur in second or third quarter 1995.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS ON THIS FORM 10-QSB

                  No exhibits are filed with this report

         B)       REPORTS ON FORM 8-K

                  A Form 8-K was filed by the Company on January 12, 1995 relating to the shipment of its first clinical Spectroscopic Guidewire(TM)Systems for delivery to key European medical centers.


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   MAY 12, 1995                      SPECTRASCIENCE, INC.
                                           (Registrant)


                                           /s/ Brian T. McMahon
                                           BRIAN T. MCMAHON
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)