Form 10QSB
period 1995-06-30
SPECTRASCIENCE INC
filed 1995-08-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of
    1934 For the period ended JUNE 30, 1995

                                       or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to __________

Commission file number O-13092

                SPECTRASCIENCE, INC. (FORMERLY GV MEDICAL, INC.)
       (Exact name of small business issuer as specified in its charter)

          MINNESOTA                                           41-1448837
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

    5909 BAKER ROAD, SUITE 580
      MINNEAPOLIS, MINNESOTA                                     55345
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

YES _X_      NO

There were 2,873,348 shares outstanding of the issuer's $.25 par value common stock, as of August 14, 1995.

This Form 10-QSB consists of 10 pages (including exhibits).


                                 BALANCE SHEETS
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)

                                     ASSETS
                                                       JUNE 30,       DECEMBER 31,
                                                         1995            1994
CURRENT ASSETS
  Cash and short-term investments                    $    613,611    $     58,298
  Accounts receivable - net                               159,496             781
  Inventory                                               178,707         200,468
  Other current assets                                     77,236          78,245
          Total current assets                          1,029,050         337,792
EQUIPMENT                                                 577,430         973,781
  Less accumulated depreciation                          (499,106)       (870,328)
                                                           78,324         103,453
OTHER ASSETS                                                 --            37,444
                                                     $  1,107,374    $    478,689

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                   $     38,881    $    139,890
  Accrued compensation & taxes                             34,615          29,337
  Accrued expenses                                         84,653         122,836
  Deferred income                                            --            26,000
  Notes payable                                              --           300,000
          Total current liabilities                       158,149         618,063
STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, $1.00 par value --
    authorized 20,000,000 shares;
    shares issued and outstanding --
    June 30, 1995 -- 675,000                              675,000
    December 31, 1994 -- none                                                  --
  Common stock, $.25 par value --
    authorized 4,000,000 shares;
    shares issued and outstanding --
    June 30, 1995 -- 2,873,348
    December 31, 1994 -- 2,785,348                        718,337         696,337
  Additional paid-in capital                           40,322,157      38,765,897
  Accumulated deficit                                 (40,166,269)    (39,601,608)
                                                        1,549,225              --
  Less stock subscriptions receivable                    (600,000)             --
  Total stockholders' equity (deficit)                    949,225        (139,374)
                                                     $  1,107,374    $    478,689


See accompanying notes to the financial statements



                            STATEMENTS OF OPERATIONS
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)


                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                      JUNE 30                       JUNE 30
                                1995           1994           1995           1994

Revenue                     $       -0-    $       -0-    $   166,088    $       -0-

Cost of products sold               -0-            -0-        108,144            -0-

Expenses
  Research and dev.             197,660        185,090        319,611        550,142
  Selling, general and
    administrative              174,510        259,946        297,327        457,269
  Less interest and other
    (income) expense             (3,824)       (15,912)         5,666        (71,353)

  Total expenses                368,346        429,124        622,604        936,058

Net loss                    ($  368,346)   ($  429,124)   ($  564,660)   ($  936,058)

Net loss per share          ($     0.13)   ($     0.16)   ($     0.20)   ($     0.34)

Weighted average
common shares                 2,859,502      2,750,348      2,825,282      2,750,348


See accompanying notes to the financial statements



                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                          (FORMERLY GV MEDICAL, INC.)


                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                              1995            1994
OPERATING ACTIVITIES
  Net loss                                                ($  564,660)   ($  936,058)
  Adjustments to reconcile net cash
  used in operating activities:
    Depreciation                                               26,301         33,502
    Recognition of deferred income                            (26,000)          --
    Non-cash interest expense                                   3,260           --
    Disposal of other assets                                   37,444           --
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable          (158,715)        23,713
         Decrease in inventories                               21,761           --
         Decrease in other current assets                       1,009         33,283
         (Decrease) in current liabilities                   (133,916)       (95,433)
Net cash used in operating activities                        (793,516)      (940,993)

INVESTING ACTIVITIES
  Purchase of fixed assets                                     (1,171)         5,564

  Net cash used in investing activities                        (1,171)         5,564

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                     225,000           --
  Proceeds from issuance of common stock                      225,000           --
  Proceeds from issuance of convertible preferred stock       900,000           --
  Net cash provided by financing activities                 1,350,000           --
  Net increase (decrease) in cash and
    short term investments                                    555,313       (935,429)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF
  PERIOD                                                       58,298      1,250,686

CASH AND SHORT-TERM
  INVESTMENTS AT END OF
  PERIOD                                                  $   613,611    $   315,257

SUPPLEMENTAL DISCLOSURE:
  $525,000 of notes payable were converted into stockholders' equity in the first quarter of 1995


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

Results of Operations

                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30               JUNE 30
                                  1995     1994        1995      1994

Revenue                           $-0-     $-0-      $166,088    $-0-
    % Change                                 0%                  100%

Cost of products sold              -0-      -0-       108,144     -0-
     % Change                                0%                  100%

The Company recorded no revenue for the quarters ended June 30, 1995 and 1994. Revenues for the six months ended June 30, 1995 reflect the first international sales of the Company's Spectroscopic Guidewire(TM) Systems and disposable products.

Cost of products sold during the second quarter of 1995 and the second quarter of 1994 were $-0-. As a result, the Company reported a Gross Profit of $-0- for the quarters ended June 30, 1995 and June 30, 1994.

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30                  JUNE 30
                                 1995         1994        1995         1994

Research/development           $197,660     $185,090    $319,611     $550,142
    % Change                                       7%                     -42%

Selling, General and            174,510      259,946     297,327      457,269
     Administrative
     % Change                                    -33%                     -35%

Total Expenses                  372,170      445,036     616,938    1,007,411
     % Change                                    -16%                     -39%

Research and Development Expenses in the quarter ended June 30, 1995 of $197,660 represent an increase of 7% from those expenses incurred in the quarter ended June 30, 1994. Research and Development Expenses for the six months ended June 30, 1995 of $319,611 represent a decrease of 42% from those expenses incurred in 1994. The decrease in the six months ended June 30,1995 is due to the Company incurring fewer expenses in the development of the Spectroscopic Guidewire(TM) System.

Selling, General and Administrative expenses of $174,510 for the quarter ended June 30, 1995 declined 33% from those expenses incurred in the quarter ended June 30, 1994. Selling, General and Administrative expenses of $297,327 declined 35% from those expenses incurred in 1994. The reduction in the quarter ended June 30, 1995 and for the six months ended June 30, 1995 occurred in salary and travel expenses as a result of a decrease in the number of employees in 1995 compared to 1994.

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30                 JUNE 30
                                   1995          1994        1995       1994

Interest and other (income)      ($3,824)     ($15,912)     $5,666    ($71,353)
expense
    % Change                                       -76%                   -108%

Interest and other (income) of $3,824 were 76% lower in the quarter ended June 30, 1995 than in the quarter ended June 30, 1994. Interest and other expense (income) of $5,666 for the six months ended June 30, 1995 were 108% lower than in 1994. The reduction in the quarter ended June 30, 1995 and for the six months ended June 30,1995 is due to lower interest income and fewer gains on the sale of assets in 1995 compared to 1994.


                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30                    JUNE 30
                              1995          1994          1995          1994

Net Loss                   ($368,346)    ($429,124)    ($564,660)    ($936,058)
    % Change                                   -14%                        -40%

As a result of all the above factors, the Company reported a net loss for the quarter ended June 30, 1995, of $368,346, which is a 14% decrease from the $429,124 loss reported for the quarter ended June 30, 1994. The loss per share declined to $0.13 per share in 1995 from $0.16 per share in 1994, principally as a result of lower operating expenses.

Liquidity and Capital Resources

Cash and short-term investments increased $584,170 during the second quarter to a balance of $613,611 at June 30, 1995. The increase is mainly attributable to the funds received from a private placement offering of the Company's Convertible Preferred Stock. During the second quarter, the Company sold 500,000 shares of convertible stock for $1,500,000. The non-dividend yielding shares of Convertible Preferred Stock are first convertible into an equivalent number of shares of registered Common Stock on March 31, 1996. Holders of shares of Convertible Preferred Stock also received a warrant to purchase, at $5.00 per share, one (1) share of Common Stock for each three (3) shares of Convertible Preferred Stock held.

The Company intends to apply the net proceeds of the private placement to accelerate product development, to finalize its IDE clinical studies required to obtain FDA approval in the United States, to conduct its clinical feasibility studies targeting additional medical applications of its spectroscopic technology, to expand the scope of its international and future domestic sales and marketing activities and for general corporate purposes, including working capital.

Management believes the Company has sufficient resources to satisfy its minimum cash requirements through March 31, 1996. However, the Company will seek to raise additional funds during such period to satisfy the longer-term requirements of the Company's business plan and for other prudent business reasons.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A) THE ANNUAL MEETING OF SHAREHOLDERS OF THE COMPANY WAS HELD ON JUNE 29, 1995.

         B) THE FOLLOWING INDIVIDUALS WERE RE-ELECTED TO SERVE AS DIRECTORS OF THE COMPANY:

                  Brian T. McMahon
                  Henry M. Holterman
                  Nathaniel S. Thayer

         C)  THE FOLLOWING MATTERS WERE VOTED UPON AT THE ANNUAL MEETING:

             1.   Election of Directors

                  Nominee                   Votes For        Votes Withheld

                  Brian T. McMahon          2,470,904           66,315
                  Henry M. Holterman        2,469,223           67,996
                  Nathaniel S. Thayer       2,469,217           68,002

             2.   Ratification of Amendments to 1991 Stock Option Plan

                  To increase the number of shares authorized for issuance to all participants as a group and to the non-employee directors and to effect other minor revisions to the Plan.

                     For         Against      Abstention     Broker Non-Votes
                  1,375,695      105,509        26,863          1,029,152


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)  EXHIBITS ON THIS FORM 10-QSB

             No exhibits are filed with this report

         B)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the quarter covered by this report.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  AUGUST 14, 1995                    SPECTRASCIENCE, INC.
                                           (Registrant)




                                           /s/ Brian T. McMahon
                                           BRIAN T. MCMAHON
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)