Form 10QSB
period 1995-09-30
SPECTRASCIENCE INC
filed 1995-11-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1995
                                       or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to __________

Commission file number O-13092

                              SPECTRASCIENCE, INC.
       (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                    41-1448837
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

YES   X       NO

There were 2,923,348 shares outstanding of the issuer's $.25 par value common stock, as of November 13, 1995.

This Form 10-QSB consists of 9 pages (including exhibits).


                                 BALANCE SHEETS
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                                     ASSETS

                                                               SEPTEMBER 30,                DECEMBER 31,
                                                                  1995                         1994
CURRENT ASSETS
  Cash and short-term investments                                $773,756                     $58,298
  Accounts receivable - net                                       170,834                         781
  Inventory                                                       201,511                     200,468
  Other current assets                                             93,625                      78,245
          Total current assets                                  1,239,726                     337,792

EQUIPMENT                                                         574,862                     973,781
  Less accumulated depreciation                                  (507,434)                   (870,328)
                                                                   67,428                     103,453
OTHER ASSETS                                                       ---                         37,444
                                                               $1,307,154                    $478,689

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                $86,317                    $139,890
  Accrued compensation & taxes                                     42,430                      29,337
  Accrued expenses                                                 75,317                     122,836
  Deferred income                                                   ---                        26,000
  Notes payable                                                     ---                       300,000
          Total current liabilities                               204,064                     618,063

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, $1.00 par value --
    authorized 20,000,000 shares;
    shares issued and outstanding --
    September 30, 1995 -- 675,000                                 675,000
    December 31, 1994 -- none                                                                  ---
  Common stock, $.25 par value --
    authorized 4,000,000 shares;
    shares issued and outstanding --
    September 30, 1995 -- 2,873,348
    December 31, 1994 -- 2,785,348                                718,337                     696,337
  Additional paid-in capital                                   40,262,157                  38,765,897
  Accumulated deficit                                         (40,552,404)                (39,601,608)
  Total stockholders' equity (deficit)                          1,103,090                    (139,374)
                                                               $1,307,154                    $478,689


See accompanying notes to the financial statements



                            STATEMENTS OF OPERATIONS
                              SPECTRASCIENCE, INC.


                                                THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30                                         SEPTEMBER 30
                                             1995                 1994                            1995                 1994
Net Sales                                    $18,563                 $-0-                         $184,652               $-0-

Costs and Expenses:
   Cost of products sold                     $16,768                 $-0-                         $124,913               $-0-
   Research and
     development                            $240,095             $155,270                         $559,706           $705,412
   Selling, general and
     administrative                         $154,969             $113,609                         $452,298           $570,878
   Interest and other
     (income) expense                        ($7,134)              $9,458                          ($1,468)           ($61,895)
                                            $404,698             $278,337                       $1,135,449          $1,214,395

Net income (loss)                          ($386,135)           ($278,337)                       ($950,797)        ($1,214,395)

Net income (loss) per share                   ($0.13)              ($0.10)                          ($0.33)             ($0.44)

Weighted average common
   shares outstanding                      2,873,348            2,750,348                        2,841,553           2,750,348



See accompanying notes to the financial statements



                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                              SPECTRASCIENCE, INC.
                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                    1995                            1994
OPERATING ACTIVITIES
  Net profit (loss)                                                              ($950,797)                     ($1,214,395)
  Adjustments to reconcile net cash
  used in operating activities:
    Depreciation                                                                   37,828                            41,632
    Recognition of deferred income                                                (26,000)                             ---
    Non-cash interest expense                                                       3,260                              ---
    Disposal of other assets                                                       37,444                              ---
    Gain on sale of equipment                                                        (300)                          (18,232)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                              (170,053)                           28,197
         (Increase) in inventories                                                 (1,043)                             ---
         (Increase) decrease in other current assets                              (15,380)                           23,411
         (Decrease) in current liabilities                                        (87,999)                          (61,451)
Net cash used in operating activities                                          (1,173,040)                       (1,200,838)

INVESTING ACTIVITIES
  Purchase of fixed assets                                                         (1,802)                          (16,401)
  Proceeds from sale of fixed assets                                                  300                            46,339

  Net cash used in investing activities                                            (1,502)                           29,938

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                         225,000                           300,000
  Proceeds from issuance of common stock                                          225,000                              ---
  Net proceeds from issuance of convertible preferred stock                     1,440,000                              ---
  Net cash provided by financing activities                                     1,890,000                           300,000
  Net increase (decrease) in cash and
    short term investments                                                        715,458                          (870,900)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                                               58,298                         1,250,686

CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                                                   $773,756                          $379,786

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


ITEM 2.
                      Management's Discussion and Analysis
                 Financial Conditions and Results of Operations

The Company is a publicly-held company headquartered in Minnetonka, Minnesota. From its inception on May 4, 1983 until mid 1993, the Company, then named GV Medical, Inc., was engaged in the laser angioplasty business. In May, 1993, the Company's name was changed to SpectraScience, Inc. to reflect the Company's new focus on design, development, manufacturing and marketing of laser enhanced spectroscopic diagnostic systems for the detection of atherosclerosis, thrombus and normal healthy tissue; and also pre-cancerous and cancerous tissues in various areas of the body. The Company has 8 full-time employees. Its executive offices are located at 5909 Baker Road, Suite 580, Minnetonka, Minnesota 55345. Its telephone number is (612) 931-9000 and its fax number is (612) 933-9090.

Results of Operations

                                                THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30                                         SEPTEMBER 30
                                               1995                 1994                           1995               1994

Revenue                                      $18,563                 $-0-                        $184,652             $-0-
    % Change                                                         100%                                             100%

Cost of products sold                        $16,768                 $-0-                        $124,913             $-0-
     % Change                                                        100%                                             100%

The Company recorded revenues of $18,563 for the quarter ended September 30, 1995, compared to $0 for the quarter ended September 30, 1994. Revenues in the current year reflect the first international sales of the Company's Spectroscopic Guidwire(TM) Systems and disposable products.

Cost of products sold during the second quarters of 1995 and 1994, were $16,768 and $0, respectively. As a result, the Company reported a Gross Profit of $1,795 for the quarter ended September 30, 1995 and $0 for the quarter ended September 30, 1994.

                                                 THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                    SEPTEMBER 30                                         SEPTEMBER 30
                                              1995                 1994                            1995             1994

Research/development                        $240,095             $155,270                        $559,706         $705,412
    % Change                                                       54.63%                                          -20.66%

Selling, General and                        $154,969             $113,609                        $452,298         $570,878
     Administrative
     % Change                                                      36.41%                                          -20.77%

Operating Expenses                          $395,064             $268,879                      $1,012,004       $1,276,290
     % Change                                                      46.93%                                          -20.71%

Research and Development Expenses in the quarter ended September 30, 1995 of $240,095 represent an increase of 55% from those expenses incurred in the quarter ended September 30, 1994. This increase is due to a clinical research contract signed between the Company and Massachusetts General Hospital, located at Fruit Street, Boston, MA 02114, which calls for the payment of certain costs to the hospital. Research and Development Expenses for the nine months ended September 30, 1995 of $599,706 represent a decrease of 21% from those expenses incurred in the same nine months in 1994. The decrease in the nine months ended September 30, 1995 is primarily due to the Company incurring lower salary expenses, in the development of the Spectroscopic Guidewire(TM) System, compared to the prior year.

Selling, General and Administrative expenses of $154,969 for the quarter ended September 30, 1995 increased 36% from those expenses incurred in the quarter ended September 30, 1994 primarily due to expenses associated with the annual shareholders meeting held on June 29, 1995 and an increase in consultant expenses. Selling, General and Administrative expenses for the nine months ended September 30, 1995 of $452,298 declined 21% from those expenses incurred in the nine months ended September 30, 1994. The decrease for the nine months ended September 30, 1995 occurred in salary and travel expenses as a result of a decrease in the number of employees in 1995 compared to 1994.

                                                 THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                     SEPTEMBER 30                                       SEPTEMBER 30
                                               1995                 1994                            1995             1994

Interest and other (income)                 ($7,134)               $9,458                        ($1,468)        ($61,895)
expense
    % Change                                                     -175.43%                                          -97.63%

Interest and other income of $7,134 were 175% higher in the quarter ended September 30, 1995 than in the quarter ended September 30, 1994. This is the result of higher interest income on a larger cash balance which was achieved through a private placement closed on June 29, 1995, and the conversion of $300,000 Notes Payable to Preferred Stock. Interest and other income of $1,468 for the nine months ended September 30, 1995 were 98% lower than in 1994. The reduction in the nine months ended September 30,1995 is due to lower interest income and fewer gains on the sale of assets in 1995 compared to 1994.

                                               THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30                                         SEPTEMBER 30
                                             1995                 1994                            1995             1994

Net Profit (Loss)                         ($386,135)           ($278,337)                      ($950,797)      ($1,214,395)
    % Change                                                       38.73%                                          -21.71%

As a result of all the above factors, the Company reported a net loss for the quarter ended September 30, 1995, of $386,135, which is a 39% increase from the $278,337 loss reported for the quarter ended September 30, 1994. This is primarily due to higher research and development expenses associated with clinical studies. Nine-month losses for 1995 are 22% lower than 1994, primarily due to lower employment expenses in 1994 and revenue recognized in 1995.

Liquidity and Capital Resources

Cash and short-term investments increased from $58,298 at December 31, 1994 to $613,611 at June 30, 1995 and $773,756 at September 30, 1995. The increase is attributable to the receipt of the remaining funds receivable from the private placement offering of the Company's Convertible Preferred Stock completed on June 29, 1995.

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

Management believes the Company has sufficient resources to satisfy its minimum cash requirements through March 31, 1996. However, the Company will seek to raise additional funds to satisfy the longer-term requirements of the Company's business plan and for other prudent business reasons.



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

                  Not Applicable


ITEM 5.  OTHER INFORMATION

                  Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS ON THIS FORM 10-QSB

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

         b)       REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the quarter covered by this report.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:           NOVEMBER 13, 1995        SPECTRASCIENCE, INC.
                                          (Registrant)




                                           /s/ Brian T. McMahon
                                           BRIAN T. MCMAHON
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)