Form 10KSB
period 1995-12-31
SPECTRASCIENCE INC
filed 1996-02-22
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _________________ to _________________

For the fiscal year ended: DECEMBER 31, 1995     Commission File Number: 0-13092

                              SPECTRASCIENCE, INC.
                 (Name of small business issuer in its charter)

       MINNESOTA                                         41-1448837
(State of incorporation)                    (I.R.S. Employer Identification No.)


             5909 BAKER ROAD, SUITE 580, MINNETONKA, MINNESOTA 55345
                               TEL: (612) 931-9000
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                                $.25 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_     NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended December 31, 1995, were: $134,652

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 1996 was approximately $20,534,836 based on the average of the bid price of $6.50 and the ask price of $7.50 per share.

The number of shares of the Registrant's Common Stock outstanding on February 14, 1996 was 2,933,548.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference herein: Portions of the (1) definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and (2) Form S-3 Registration Statement, to be filed with the Securities and Exchange Commission on or before February 28, 1996 are incorporated herein by reference in Part III. Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_



                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item  1.  Description of Business............................................ 3

Item  2.  Description of Properties.......................................... 8

Item  3.  Legal Proceedings.................................................. 8

Item  4.  Submission of Matters to a Vote of Security Holders................ 9

                                     PART II

Item  5.  Market for Common Equity and Related Shareholder Matters........... 9

Item  6.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................10

Item  7.  Financial Statements and Supplemental Data.........................12

Item  8.  Changes In and Disagreements With Accountants On Accounting and
              Financial Disclosure...........................................12

                                    PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...............12

Item 10. Executive Compensation..............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management......15

Item 12. Certain Relationships and Related Transactions......................15

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....16

Signatures...................................................................18



                              SPECTRASCIENCE, INC.
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     PART I


ITEM 1.      DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT

GENERAL

         SpectraScience, Inc. (the "Company" or "SpectraScience"), is a market-driven company which utilizes its expertise in the underlying core technologies of spectroscopy, fiber optics, computer software and hardware, and minimally-invasive medical delivery systems to design, develop, manufacture and market medical products for the diagnosis and facilitation of treatment of a broad range of human diseases.

         The Company was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc. Subsequently the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993.

         The executive offices of the Company are located at 5909 Baker Road, Suite 580, Minnetonka, Minnesota 55345. Its telephone number is (612) 931-9000 and its fax number is (612) 933-9090.

         The Company declared a one-for-five reverse split of its common stock effective June 30, 1994. As a result, the stated par value of the common stock was increased from five cents ($.05) to twenty-five cents ($.25) per share and the number of authorized shares of common stock was reduced from 20,000,000 shares to 4,000,000 shares (the "Common Stock"). The changes did not adversely affect the rights or preferences of the holders of the Company's outstanding Common Stock.

         In 1995, the Company raised a net total of $5,491,625 through the completion of two private placements of preferred stock ("Private Placements"), including the conversion of $525,000 of non-interest bearing bridge loans ("Bridge Loans") outstanding. A total of 1,467,498 shares of preferred stock, par value $1.00, which are convertible to Common Stock, were sold to investors, and warrants to purchase 796,508 shares of Common Stock ("Warrants"), were issued to investors, lenders and selling agents. The Warrants, if exercised, will raise a total of $4,900,213 for the Company. (Please refer to Item 5(d) "Other Securities" for additional details.)

         Proceeds from the Private Placements will be applied to accelerate product development, conduct clinical trials, conduct studies on alternative medical applications, expand the scope of the Company's international and future domestic sales and marketing activities and for general corporate purposes, including working capital.

(b)  BUSINESS OF THE COMPANY

             The Company initially pursued the development, manufacture and sale of laser-enhanced angioplasty catheter systems for the treatment of heart and blood vessel disease through 1989, by focusing on its LASTAC(R) ("LASTAC") system. In April 1990, the Company developed a new laser angioplasty system, known as the Laser Angiosurgery System ("LAS"), in conjunction with Massachusetts Institute of Technology ("MIT") and Cleveland Clinic Foundation ("CCF"), which utilized laser induced fluorescence spectroscopy for the diagnosis of the nature of tissue, and a unique catheter which allowed selective removal of only diseased tissue. In 1992, the Company changed its name to SpectraScience, Inc. and refocused its development efforts on a new diagnostic product for cardiovascular applications, the Spectroscopic Guidewire(TM) System ("SGS"). The Company is also currently developing a similar product for cancer detection, called the Optical Biopsy(TM) System ("OBS").

PRODUCTS AND MARKETS

         Both the SGS and OBS (the "System(s)") are comprised of three components, two of which are the Spectroscopic Diagnostic System console (the "Console") and the proprietary system software (the "Software").

         The third component of the SGS is a disposable optical core Spectroscopic Guidewire (the "Guidewire") which also functions both mechanically as a conventional coronary guidewire and optically in the transmission and collection of light energy when connected to the Console.

         The third component of the OBS is a disposable optical biopsy forceps (the "Forceps") utilized in non-cardiovascular applications, instead of the Guidewire.

         The target markets for the Systems are as follows:

(a) The SGS is currently targeted for the detection of intracoronary thrombus and differentiation of atherosclerotic plaque.

         The primary market for this application is hospitals with cardiovascular programs, both in the United States and overseas. Currently the market size for all percutaneous transluminal coronary angioplasty ("PTCA") procedures worldwide is estimated to be about 950,000 procedures worldwide, or $1.3 billion. Slightly more than half of these procedures are performed at about 1,000 centers in the United States, 200 of which perform about 65% of the total procedures in the United States. The number of PTCA procedures is growing rapidly with the introduction of intracoronary stents that have been found to reduce the rate of restenosis (i.e. reestablishment of blockage) in PTCA procedures. The Company believes that the SGS would be able to provide additional knowledge of the composition of plaque and detect the presence of thrombus which may help the cardiologist select the most appropriate cost-effective lesion-specific angioplasty modality. In addition, the use of the SGS may offer significant benefits to the patient in terms of maximizing success rate, minimizing complications and improving long-term patient outcomes.

(b) The OBS is currently targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues.

         The Company will initially target the detection and differentiation of cancer in the gastro-intestinal tract using minimally invasive endoscopic and laparoscopic techniques. There are approximately 165,000 new cases of gastro-intestinal cancer detected annually. The current method of detection is through biopsies, which entails the insertion of an endoscope with a pair of biopsy forceps, to harvest tissue samples to be analyzed in the pathology laboratory. Both the physician and patient have to wait approximately two weeks to obtain confirmation of results. The Company believes that the OBS could potentially offer immediate feedback to the doctor with this application thereby possibly reducing cost in biopsies and waiting time. The annual expenditure on cancer screenings has been estimated to be between $3-$4 billion annually in the United States alone. These include Pap smears, mammograms and colorectal exams. Other areas that are also targeted by the Company include the detection of cancer in the lung, bladder, prostate, and cervix. Direct annual expenditures in the treatment of lung cancer and prostate cancer are approximately $5 billion.

DISTRIBUTION, MARKETING AND CUSTOMERS

         The Company intends to build an in-house marketing department to commercialize the Company's products worldwide and to provide clinical education to physicians, nurses, and laboratory technicians. This department will consist of marketing and clinical education personnel.

         For cardiovascular applications in international markets, marketing and distribution will be serviced by a strong strategic partner. To this end, in August 1994, the Company and SCIMED Life Systems, Inc. ("SCIMED"), a company which became a wholly-owned subsidiary of Boston Scientific Corporation (NYSE:BSX) in February 1995, signed a three-year exclusive international distribution agreement to distribute the SGS. SCIMED and Boston Scientific Corporation ("BSC") are world leaders in the field of angioplasty and have a strong subsidiary network throughout the world. There is no assurance that SCIMED will be able to perform its role successfully. The Company's product is one of many products that SCIMED or BSC, sells worldwide.

         On August 14, 1995, the Company received the European Community Certificate of Conformity from the TUV Product Service GmbH, Munich, Germany, for the SGS. The TUV Product Service GmbH is a designated Competent Body in accordance with the Council Directive on the harmonization of the laws of the member countries of the European Community. This enabled the Company to put the Conformite Europeane ("CE") mark on the SGS systems that the Company sells in Europe. The CE mark is recognized worldwide as an assurance of product quality and the Company believes that it will enhance market penetration in the European markets.

         For cardiovascular applications in the United States, the Company will focus its marketing efforts on approximately 200 interventional cardiology centers that perform a majority of the coronary angioplasty procedures. The Company is currently in negotiations with possible strategic partners for the distribution of the Company's products in the United States, once future regulatory approval is obtained.

         The Company is currently exploring various strategies for the distribution of the Company's products worldwide for non-cardiovascular purposes. These strategies may include forming the Company's own sales organization or selling through distributors in various territories or a combination of both of these strategies.

COMPETITION

         The Company has no direct competitors in cardiovascular spectroscopic diagnostics. While there are no similar products, the potentially competing technologies presently in the cardiovascular market are intravascular ultrasound imaging ("IVUS") and angioscopy. Companies currently marketing products utilizing IVUS technology are Cardiovascular Imaging Systems/CVIS (Sunnyvale, California), a wholly-owned subsidiary of BSC, Endosonics (Pleasanton, California) and Hewlett Packard (Milpitas, California). Companies marketing products based upon angioscopy technology are Baxter-Edwards (Irvine, California), Olympus (Rye, New York) and A.D. Krauth (Germany).

         Several prominent universities and medical institutions have basic research projects involving "in-vivo" spectroscopic diagnostics. There is a growing interest in the application of spectroscopic diagnostics for other medical specialties, though few products, if any, have been commercialized. The Company believes that Mediscience (New Jersey), Xillix (Canada) and Lifespex (Texas) are development stage companies utilizing spectroscopic diagnostic techniques for the identification of cancerous tissue.

MANUFACTURING AND SOURCES OF SUPPLY

         The SGS is comprised of three components: the Console, the Software, and the Guidewire. The OBS is comprised of the Console, the Software, and the Forceps.

         The basic assembly of the Console is completed by an outside contractor. The Software is developed in-house in conjunction with outside consultants. The Guidewire is produced by another contract manufacturer that is experienced and specialized in the manufacture of medical guidewires and related products. The Forceps is still in the design and pilot stage. The Company then assembles certain proprietary components, inspects and tests the completed Systems at the Company's facility.

         There are risks involved in having sole sources of supply for the basic assembly of the Console, and also the manufacturing of the Guidewire. While the performance of these manufacturers have been satisfactory to-date, there is no assurance that they will continue to perform up to the Company's high standards, meet governmental regulations and handle labor unrest, if any. Any shortfalls in the ability of these contract manufacturers to meet standards and regulations could severely impact the Company's ability to test and sell its products.

         The Company purchases many components from various suppliers that are either standard components or are built to the Company's proprietary specifications. In addition, the Company contracts with third parties to perform certain manufacturing processes. Most of the purchased components and processes are available from more than one vendor. Any supply interruption would have a material adverse effect on the Company's ability to sell its products and could have an adverse effect on the Company's business, financial condition and results of operations. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process, especially in the heavily regulated medical device industry.

PATENTS

         The Company has 8 United States and 16 foreign patents issued in 1994. In 1995, the Company was issued 2 new patents in the United States, entitled "Guidewire Catheter and Apparatus for Diagnostic Imaging" (Patent No. 5383467) and "Method of Diagnosing Tissue with Guidewire" (Patent No. 5439000). The Company expects to file additional patent applications in 1996. There is no assurance that any additional patents will be issued, or if issued, that such patents will afford the Company any competitive advantage.

         In addition to the above, the Company also has an exclusive licensing agreement with MIT for 31 issued patents and pending applications, relative to the use of spectroscopy for the diagnosis of atherosclerotic cardiovascular disease. This licensing agreement runs for the life of the patents and includes technology developed under National Institute of Health funding.

         The Company also has a licensing arrangement with the Massachusetts General Hospital's Wellman Laboratory of Photomedicine ("Wellman Lab"). Any patents that result from the Wellman Lab's research on cancer detection will be licensed exclusively to the Company. There are currently 2 pending patent applications in this area.

         In 1989, the Company entered into a licensing agreement with the Patlex Corporation ("Patlex"), which holds a number of laser patents granted in the name of Mr. Gordon Gould, which involves the payment to Patlex of a nominal license fee. Currently, the Company's Systems do not utilize any components or technology that would entail the payment of any license fees to Patlex.

         The Company believes its patent position to be strong and will assist the Company in its research and development and marketing efforts.

INDUSTRY ECONOMICS

         In the United States, the market for the Company's products are medical institutions. The health care services that they provide to their patients are paid by various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans. Medicare and Medicaid determine whether a particular procedure should be covered. Hospitals are reimbursed for medical procedures at a fixed rate according to Diagnosis Related Groups ("DRG's") established by the Health Care Financing Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed and is typically unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payers may deny reimbursement. In addition, payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication, or not cost-effective.

         Currently, there are no established DRG's covering spectroscopic diagnostic procedures for either cardiovascular or cancer detection procedures.

         Although reimbursement for PTCA procedures is covered under a DRG, the amount of reimbursement is fixed. Therefore, the profit relating to the procedure would be reduced to the extent the physician performs additional procedures such as spectroscopic diagnostics. Nevertheless, the additional information provided by the SGS may help physicians select the appropriate treatment method, potentially reducing the number of therapeutic catheters used during a PTCA procedure which would produce a more effective result. Accordingly, physicians must determine that the clinical benefits of the SGS justify the additional cost.

         Governmental prospective reimbursement programs, which provide fixed reimbursement based on DRG's, provide economic incentives for health care institutions to reduce operating costs by being more efficient and productive. For every illness to be treated or procedure to be performed, only an average rate will be reimbursed. Therefore, the more cases that can be treated below the designated rate with less major surgery and shorter hospitals stays, the higher the level of profitability.

         Capital costs for medical equipment purchased by hospitals are reimbursed separately from DRG payments. Therefore, the market for the Company's products could be adversely affected by changes in governmental and private third-party payers' policies or by federal legislation that reduces reimbursements under the capital cost pass through systems for the Medicare program for capital equipment, such as the Company's Systems.

         Certain trends are emerging in the medical device industry. These are outlined below:

(a)  Emphasis on lower cost of medical procedures.

         This has led to increasing use of capitation pricing (i.e. fixed price for one procedure, rather than the number of disposables or hospital supplies used), and consignment sales from many hospital suppliers. It is possible that this trend could accelerate and thereby affect the Company's selling strategies.

(b)  More strident views on Medicare reimbursements.

         This could lead to cuts in reimbursements for new procedures or experimental procedures, which would affect the ability of smaller companies with new technologies, like SpectraScience, to compete with larger established firms.

(c) Emergence of dominant vendors to hospitals.

         There is a trend towards consolidations in the medical device industry. It appears that the ability of vendors to offer a range of products is important to gain entry to hospitals, whether it be competition for shelf space or on the basis of price. The spate of acquisitions by BSC exemplifies this trend. BSC in 1995 alone has acquired SCIMED, CVIS Corp, Meadox, and Heart Technology. The pending acquisition of Cordis by Johnson & Johnson, which currently has the most widely accepted intravascular stent in the market, is another example.

(d) Food and Drug Administration ("FDA") emphasis on clinical safety as well as economic utility.

         It is possible that this could lead to less advances in innovative developmental technologies which will need to prove economic advantages up-front.

(e)  Foreign governmental issues.

         These could potentially get more difficult, again with the emphasis on costs and reimbursement levels. Other regulations such as import tariffs, duties and taxes could severely impact the Company's ability to compete and enter those foreign markets.

GOVERNMENT REGULATIONS

         The Company's development, manufacturing and marketing activities are subject to regulation by numerous governmental authorities in the United States and other countries, particularly regarding safety and efficacy. In the United States, medical device products are subject to approval and review by the Food and Drug Administration ("FDA"). The Food, Drug, and Cosmetic Act, as amended by the Safe Medical Devices Act of 1990, and modified by the Medical Device Amendments of 1992, the Public Health Service Act and other federal statutes and regulations, govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products.

         In order to obtain FDA approval of a new medical device, the Company must submit either a pre-market notification (510(k)) or Pre-Market Approval ("PMA") application. Receipt of 510(k) clearance normally takes at least three months and may require the submission of clinical safety and efficacy data.

         For cardiovascular applications, the SGS will require clinical trials on humans to prove the safety and efficacy of the product. The Company received an Investigational Device Exemption ("IDE") from the FDA on December 5, 1995, which allowed the Company to begin its clinical trials at two clinical sites with 15 patients each. These clinical trials began January 1996 and will require approximately three months to complete.

         For cancer detection, the Company will be starting clinical testing of the OBS before the end of the second quarter 1996 at Wellman Lab.

         If the FDA determines that the SGS is a "new" system (as opposed to being "substantially equivalent" to what already existed in the market pre-1976), then it will require a more rigorous review and approval process through a full PMA application. The full PMA review and approval process generally takes more than a year to complete from the date of filing and there can be no assurance if or when a PMA may be approved.

         There can be no assurance that FDA clearance for these products, any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy.

         Clinical testing is also taking place in Europe. International sales of the Company's products are subject to regulatory agency requirements of each country. The regulatory review process varies from country to country. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

         The Company is required to register as a medical device manufacturer with the FDA and state agencies. As such, the Company and/or its contract manufacturers are inspected on a routine basis by the FDA for compliance with the FDA's Good Manufacturing Practices ("GMP") regulations and various FDA requirements for labeling. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. One of the Company's contract manufacturers was audited by the FDA in 1995 and no material deficiencies were noted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it complies in all material respects with such applicable regulations; however, failure to comply could subject the Company to fines or other enforcement actions.

         The Company is also subject to other federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To-date, the costs or effects of compliance with federal, state and local environmental laws are routine and customary for a development stage medical device company.

PRODUCT RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1995, 1994 and 1993, the Company's research and development expenditures were $660,504, $869,670 and $1,363,795, respectively.

         The Company's product research and development is focused on finalizing the design of the Console that incorporates the Guidewire, and to continue clinical research and gain FDA regulatory approval in the United States. As the Company is seeking regulatory approval of the first generation SGS, it is anticipated that the Company will continue to enhance the Systems, focusing on other medical applications. The Company will also continue research and development in tissue recognition algorithms and analysis software for diagnostic spectroscopy in order to further advance the technology and enhance the effectiveness of its innovative products.

EMPLOYEES

         As of December 31, 1995, the Company's full-time work force consisted of seven employees; four of whom were engaged in product design and development and manufacturing, and the remaining three were engaged in marketing, management and general finance and administration. The Company also relies on external consultants in the areas of regulatory, software development and others. The Company has been successful in attracting and retaining qualified technical personnel. There is no assurance, however, that the Company will be able to attract or retain the skilled employees it requires for profitable operations. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's offices are located at 5909 Baker Road, Suite 580, Minnetonka, Minnesota 55345. The facility consists of approximately 2,940 square feet of office, laboratory, quality testing, and warehouse space. The lease provides for monthly rental payments of $3,011 including a pro rata share of operating expenses and real estate taxes. The lease expires in August, 1996. The Company maintains adequate levels of standard property and casualty insurance coverage on its property.

         The Company is seeking additional adjacent space to accommodate normal expansion, failing which the Company might be forced to move. The Company anticipates that it will need a total of about 6,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

         There is no current, pending or on-going litigation which involves the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders since the 1995 annual meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)  MARKET INFORMATION

         The Common Stock had been traded in the over-the-counter ("OTC") market and quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ") Small-Cap Market since November 13, 1984. In September 1992, the stock symbol was changed from "GVMI" to "SPSC". On March 21, 1994, the Company's stock was delisted by NASDAQ for a two-week period. It was relisted until June 9, 1994, and then was again delisted after NASDAQ denied the Company's request for a further extension to the minimum bid price exception previously granted. The stock symbol was then changed to "SPSI". The Common Stock is currently being traded on the OTC Bulletin Board. The Company intends to seek relisting on NASDAQ in 1996.

         On June 30, 1994, the Company had a 1 for 5 reverse stock split. The following table sets forth (unadjusted for the reverse split in the quarters ending March 31 and June 30, 1994), for the periods indicated, high and low bid and ask prices as reported by NASDAQ and OTC Bulletin Board and also prices that the Company obtained from third party sources, e.g. MetroData Services. To the best of its knowledge, the Company believes that the information obtained from these sources to be accurate.

STOCK PRICES(1):                          1995                                             1994
(in $ per share)        High Bid   Low Bid     High Ask   Low Ask        High Bid   Low Bid     High Ask   Low Ask
Quarter Ended

March 31(2)             3.125      2           3.3125     2.25           0.75       0.125       1          0.625
June 30(2)              4.875      2.9375      5.25       3.125          0.625      0.0625      1          0.3125
September 30            6.125      3.5         6.375      4.25           3.75       0.375       4          0.625
December 31             7.625      4.625       8.375      5.125          3.5        1.625       4.125      1.875

(1) The prices of the Company's stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The bid prices reflect prices without retail mark-up, mark-down or commission.

(2) On June 30, 1994, the Company had a 1 for 5 reverse stock split. Stock prices in the quarters ending March 31 and June 30, 1994, were not adjusted to reflect this split.

         On February 14, 1996, the closing bid and ask prices quoted for the Common Stock were $6.50 and $7.50, respectively.

(b)  HOLDERS

         On February 14, 1996, there were 720 holders of record of 2,933,548 shares of the Common Stock, excluding shareholders that are registered in "street-names".

(c)  DIVIDENDS

         Since its incorporation, the Company has not paid any dividends, and no dividend payments are contemplated in the foreseeable future. The Company will retain any earnings it may generate to provide for the operation and expansion of its business.

(d)  OTHER SECURITIES

         On September 30, 1994, the Company raised a total of $300,000 in Bridge Loans. Lenders were given five-year Warrants to purchase 100,000 shares of Common Stock exercisable at $3.00 per share. In the first fiscal quarter of 1995, the Company raised $225,000 in additional Bridge Loans with the same terms. This group of lenders was given five-year Warrants to purchase 74,998 shares of Common Stock exercisable at $3.00 per share. The Bridge Loans were converted to preferred stock in the Private Placement which closed on June 29, 1995. The total number of Warrants issued to Lenders were 174,998, which if exercised would raise an additional $524,994 for the Company.

         Two Private Placements of convertible preferred stock with attached Warrants were completed in 1995. Neither the shares of preferred stock nor the Warrants are intended for trading in any official exchanges.

         The first Private Placement, which closed on June 29, 1995, involved the placement with qualified investors of 674,998 shares of Series A Preferred Stock ("Preferred A"), par value $1.00, at $3.00 per share. A net amount of $1,965,000 was raised. Of this amount, $525,000 was from the conversion of Bridge Loans on March 31, 1995. Preferred A shares are non-voting, do not yield dividends or interests, and are convertible to an equivalent number of shares of Common Stock, after March 31, 1996, but generally one year from the date of receipt of funds. Each Preferred A share was issued with a three-year Warrant to buy one-third share of Common Stock at a price of $5.00 per share. A total of 225,000 Warrants was issued to investors in this Private Placement, which if exercised would raise an additional $1,125,000 for the Company.

         The second Private Placement, which closed on December 28, 1995, involved the placement with qualified investors of 792,500 shares of Series B Preferred Stock ("Preferred B"), par value $1.00, at $5.00 per share. A net amount of $3,526,625 was raised. Preferred B shares are non-voting, do not yield dividends, unless the holders of Common Stock fail to authorize sufficient additional shares of Common Stock for the conversion of the Preferred B, and are convertible to an equivalent number of shares of Common Stock on or after December 28, 1996. Each Preferred B share was issued with a three-year Warrant to buy one-third share of Common Stock at a price of $9.50 per share. A total of 264,175 Warrants was issued to investors in this Private Placement, which if exercised would raise an additional $2,509,663 for the Company.

        In addition, the selling agent for Preferred A, R.J. Steichen & Co., received two Warrants: a five-year Warrant to purchase 20,000 shares of Common Stock at $3.00 per share and a three-year Warrant to purchase 6,667 shares of Common Stock at $5.00 per share. The selling agent for Preferred B, Miller, Johnson & Kuehn, received a five-year Warrant to purchase 79,250 shares of Common Stock at $5.00 per share and a conditional five-year Warrant to purchase up to an additional 26,418 shares of Common Stock at $9.50 per share. If all the Warrants issued to the selling agents were exercised, it would raise another $740,556 for the Company.

         In all, there are a total of 1,467,498 preferred shares and 796,508 Warrants for the purchase of Common Stock outstanding.

         As of February 14, 1996, there were 842,072 stock options outstanding, 77.0% of which were held by employees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which follow.

PLAN OF OPERATION

         In 1995, the Company raised a net total of $5,491,625 through the completion of two Private Placements, including the conversion of Bridge Loans outstanding. Proceeds from these Private Placements will be applied to accelerate product development, conduct clinical trials, conduct studies on alternative medical applications, expand the scope of the Company's international and future domestic sales and marketing activities and for general corporate purposes, including working capital.

         The Company believes that this cash will last about two years, and thus does not believe it will have to raise additional funds in the next twelve months.

         Due to acceleration of clinical studies and product development, the Company expects to lease approximately 3,000 square feet of additional space. As the current market for commercial space is tight, it is anticipated that the Company will have to pay lease rates at least comparable to its current space, or slightly higher.

         The Company anticipates adding two individuals, one with strong disposable medical products research and development background and the other with strong spectroscopy, software and systems development background, to spearhead its development efforts. It is possible that the Company might add an additional two to three people in manufacturing, probably one manufacturing engineer and the other(s) technician(s), if it is beneficial for the Company to bring certain aspects of the manufacturing process, currently contracted by outside vendors, in-house.

RESULTS OF OPERATIONS

Revenue

         Gross revenue for the year ended December 31, 1995 was $134,652. This compares favorably with $0 for 1994, and $35,002 in 1993.

Research and Development

         Research and development expenses in 1995 totaled $660,504 compared with $869,670 1994 and $1,363,795 in 1993. The reduction in research and development expenses primarily resulted from the reduction in the engineering prototype materials used in the development of the SGS and payroll expenses due to fewer people employed in research and development activities.

         In 1995, the Company signed a two-year research and development agreement with Wellman Lab, to commence research on the detection and differentiation of cancerous, pre-cancerous and healthy tissues. This agreement called for the payment of approximately $50,000 per quarter to Wellman Lab. A total of approximately $150,000 was expensed in 1995. The agreement expires in March 1997.

         In the fourth quarter of 1993, the Company reduced the license fees paid to MIT by renegotiating its patent licensing agreement, which allowed the Company to retain exclusive rights to the MIT patents. The license fees paid to MIT annually is currently $50,000 per year until 2003, after which it decreases to $30,000 per year until the expiration of the licensed patents. The Company also realized additional expense savings during the year with the elimination of eight employees and lower purchases of materials for engineering prototypes.

Selling, General & Administrative Expenses

         Selling, general and administrative expenses in 1995 totaled $711,753, compared with $701,278 in 1994, and $1,119,793 in 1993. The slight increase in 1995 was the result of the hiring of the Chief Financial Officer, who was necessary to relieve the President in administrative matters, and enable the President to focus on strategic business development, clinical studies and international marketing. Nevertheless, the expenses in both 1995 and 1994 were lower than 1993 because of a strong effort to curb costs through lower salary expense resulting from fewer employees, reduced building rent due to significant office space down sizing, and a lower asset base following the sale of unneeded assets.

Interest and Other Income

         Interest and other income was $16,608 in 1995 compared to $66,468 in 1994, and $181,897 in 1993, principally due to a reduction in interest income resulting from a decrease in cash balances coupled with a lower interest rate environment. This was partially offset by a gain on the sale of unneeded assets.

Net Losses

         As a result of the above factors, the Company reported a net loss for the year ended December 31, 1995 of $1,345,910 compared to $1,504,480 in 1994 and $2,443,006 in 1993. The loss per share was $.47 in 1995, $.55 in 1994 and
$.93 in 1993 (adjusted for splits).

LIQUIDITY AND SOURCES OF CAPITAL

         On December 31, 1995, the working capital (current assets less current liabilities) of the Company was $4,231,371. The positive working capital position compares favorably to a deficit of $280,271 in 1994. The increased working capital in 1995 resulted from the Private Placements in 1995 (previously discussed) and the conversion of Bridge Loans outstanding.

         Net cash used in operating activities was $1,399,518 in 1995, compared with $1,593,130 in 1994 and $2,826,073 in 1993. This was achieved through a combination of reduced operating expenses and asset levels. An increase in accounts receivable and inventories in 1995 partially offset this result. Even though net cash used in operating activities decreased from 1993 to 1994, it was offset by a rapid increase in inventories which grew from $-0- to more than $200,000.

         Net cash (used in) provided by investing activities was ($107,079) in 1995, $25,742 in 1994 and $60,614 in 1993. The positive cash generated in both 1994 and 1993 was due to the sale of unneeded assets for $56,540 in 1994 and $78,609 in 1993. The expenditure for the purchase of fixed assets in 1995 reflected acquisition of more current equipment needed for research and development purposes.

         Net cash provided by financing activities was $5,571,625 in 1995, compared to $375,000 in 1994 and $3,230,814 in 1993. The increase in 1995 was provided primarily in the Private Placements, and the exercise of stock options. The 1995 amount only included $225,000 of the $525,000 Bridge Loans converted to Preferred A, since $300,000 of the Bridge Loans was provided in 1994.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the Report of Independent Auditors and Financial Statements included in the Index to Financial Statements at Page F of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company and their ages as of February 14, 1996 are as follows:

                                                                                                Served as Officer or
Name                             Age    Term        Title                                          Director Since
Brian T. McMahon(1)              42     1995/96     President, Chief Executive Officer and              1993
                                                    Director

Ching-Meng Chew(2)               39     1995/96     Vice President Finance and                          1995
                                                    Administration, Chief Financial Officer,
                                                    Treasurer, Secretary

Henry M. Holterman(3)            40     1995/96     Director                                            1992

Nathaniel S. Thayer(4)           71     1995/96     Director                                            1992


(1) BRIAN T. MCMAHON was elected Director, President and Chief Executive Officer in May, 1993, and assumed the position of Acting Chairman of the Board on May 27, 1994. Mr. McMahon joined the Company in the capacity of Executive Vice President and Chief Operating Officer in July, 1992, and prior to this, served as an independent consultant to the Company since May, 1992. Mr. McMahon held a succession of marketing, business development and sales management positions during a 10-year career with a prominent medical device company, SCIMED, his last position there being the Director of Marketing and Business Development.

(2) CHING-MENG CHEW joined the Company on August 30, 1995 as the Vice President of Finance and Administration. He also holds the titles of Chief Financial Officer, Treasurer and Secretary of the Company. Prior to joining the Company, Mr. Chew served SCIMED for three years, his last position as Treasurer. Prior to SCIMED, his background included eight years with Norwest Bank Minnesota, N.A., his last position being Vice President, International Banking, and a Master of Business Administration from the Wharton School, University of Pennsylvania.

(3) HENRY M. HOLTERMAN is Managing Director of Reggeborgh Beheer BV, a company located in Netherlands that invests in companies and owns property projects generally located in Netherlands. Mr. Holterman is a chartered accountant, and from 1987 to 1991, was group controller for Transport Development Group PLC and the Dutch Holding Company ETOM NV. From 1984 to 1988, Mr. Holterman was the President of the Board of Directors of LETO Recycling, a Swedish-Dutch company involved in recycling chemical waste.

(4) NATHANIEL S. THAYER has been a partner in the law firm of Blais Cunningham & Crowe Chester since 1969.

         All directors hold office until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. The executive officers of the Company hold office at the discretion of the board of directors.

DISCLOSURE OF SECTION 16(a) FILINGS

         The Company's officers and directors and persons who are beneficial owners of more than 10% of the Common Stock ("10% Shareholders") are required to file reports of their holdings and transactions in the Common Stock with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely upon its review of the copies the Company has received or upon written representations from certain reporting persons, the Company believes that no such persons failed to file any of such forms on a timely basis or any of the forms required by Section 16(a) during the most recent fiscal year. In addition, the Company believes that no filings on Form 5 were required for such persons. The Company believes that during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors, and 10% Shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the Chief Executive Officer ("CEO")and each other officer ("Named Executive(s)") of the Company who received in excess of $100,000 cash compensation paid for the year ended December 31, 1995. The Company has adopted a 1991 Stock Option Plan, As Amended (the "Plan") to succeed the stock option plans adopted in 1983 and 1988 which had expired. The Company has not granted any restrictive stock awards or stock appreciation rights or made any long-term incentive plan payouts.


                           SUMMARY COMPENSATION TABLE
                                                                                 Long-Term Compensation

                                   Annual Compensation                       Awards                   Payouts

                                                       Other Annual Restricted   Securities
                                                          Compen-       Stock     Underlying        LTIP        All Other
Name and                             Salary     Bonus     sation      Award(s)    Options/       Payments    Compensation
Principal Position       Year          ($)       ($)        ($)         ($)       SAR's (#)         ($)          ($)

Brian T. McMahon,        1995       $146,490      N/A     $8,580(2)      N/A      150,000(6)        N/A          N/A
President and CEO(1)     1994       $110,000      N/A    $20,976(3)      N/A      350,000(5)        N/A          N/A
                         1993       $104,494      N/A        N/A(4)      N/A      150,000(5)        N/A          N/A


(1) Mr. McMahon was elected President, Chief Executive Officer and Director of the Company on May 13, 1993, and assumed the position of Acting Chairman of the Board on May 27, 1994. Prior to his election, Mr. McMahon was the Company's Executive Vice President and Chief Operating Officer since July 1992.

(2) This included a $5,400 automobile allowance, $2,838 medical benefit, and other fringe benefits.

(3) On June 30, 1994, the Company had a 1 for 5 reverse stock split which had the effect of reducing the number of stock options granted while increasing the exercise price by a factor of five. On October 14, 1994, Mr. McMahon's 50,000 shares of non-qualified pre-split options were canceled and reissued for 50,000 post-split shares at $2.50. The fair market value at the date of reissuance was $2.75 which resulted in $12,500 (50,000 shares x $.25) of compensation expense. Additional perquisites include a $5,400 automobile allowance.

(4) The aggregate amount of perquisites and other personal benefits, securities, or property is less than $50,000 or 10% of the total of annual salary and bonus.

(5) In 1992, Mr. McMahon received incentive stock options for 150,000 shares and non-qualified stock options for 50,000 shares under the Plan expiring in five years. In 1993, Mr. McMahon received incentive stock options for an additional 150,000 shares expiring in five years. On June 30, 1994, the Company had a 1 for 5 reverse stock split. On October 14, 1994, these stock options were canceled and replaced with non-qualified stock options for 50,000 shares and incentive stock options for 300,000 shares at $2.50 and $3.00 per share, respectively.

(6) In 1995, Mr. McMahon received incentive stock options for 150,000 shares. On December 31, 1995, the total number of stock options that Mr. McMahon held was 500,000. On January 24, 1996, Mr. McMahon received an additional incentive stock option for 50,000 shares, expiring in ten years, vesting one-third per year over 3 years, at an exercise price of $7.00 per share. The total number of stock options that Mr. McMahon held on February 14, 1996 was 550,000.

STOCK OPTIONS

         The Company adopted the Plan to succeed the stock option plans adopted in 1983 and 1988 which have expired. Management intends to seek approval from shareholders to increase the number of shares available to be issued under the Plan and also ratify other changes to the plan at the next shareholder meeting.

         The following table sets forth information concerning individual grants of stock options made to Named Executive(s) having cash compensation in excess of $100,000 during the year ended December 31, 1995.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants

                                             % of Total                            Market
                                          Options Granted       Exercise          Price on
Name and                      Options       to Employees      or Base Price     Date of Grant       Expiration
Principal Position           Granted #     in Fiscal Year      (U.S. $/Sh)       (U.S. $/Sh)           Date

Brian T. McMahon             150,000(1)         62.5%            $3.00              $3.00         April 12, 2000


(1) The five-year incentive stock options were granted pursuant to the Plan. One third of the options vest on each anniversary date from the date of grant, so that all the options are vested by the third anniversary date.

OPTION VALUE TABLE

         The following table sets forth certain information concerning individual exercises of stock options during the year ended December 31, 1995 and the value of unexercised stock options as of December 31, 1995 for Mr. McMahon. No shares were acquired through the exercise of options by Mr. McMahon during 1995.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                               Number of unexercised         Value of unexercised
                                Shares                      options/SARs at FY-end (#)   in-the-money options/SARs at
                             acquired on        Value              exercisable/             FY-end ($) exercisable/
Name                         exercise (#)    realized ($)          unexercisable               unexercisable(1)

Brian T. McMahon                  N/A            N/A                   350,000/                     $1,468,750/
                                                                       150,000                       $618,750

(1) Upon the exercise of an option, the Optionee must pay the exercise price in cash or stock. For the purpose of evaluating the value of the stock options, the fair market value would be the closing bid price, which is the realistic price at which the Common Stock can be readily sold. Stock options are "in-the-money" if the closing bid price for the Common Stock is greater than the exercise price of the stock options. The closing bid price for the Common Stock on December 29, 1995 (last business day of the fiscal year) was $7.125 per share. The value of the options is calculated by taking the difference between the exercise price and the closing bid price, and multiplying this difference by the number of option shares.

COMPENSATION OF DIRECTORS

         Non-employee directors are paid $500 for each Board or Committee meeting that the directors attend. Directors are also reimbursed for out-of-pocket expenses.

         Non-employee directors are eligible to participate in the Plan. Under the Plan, non-employee directors received options at fair market value to purchase 25,000 shares when first elected to serve on the Board and 3,000 stock options annually thereafter upon re-election. Options granted to non-employee directors are ten-year options and vest in their entirety, six months after grant date. The annual grant to non-employee directors was increased to 5,000 at an October 1995 Board meeting. Shareholder ratification will be sought in the upcoming annual meeting for this increase.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 14, 1996, by: (i) persons known to the Company to be beneficial owners of more than 5% of the Common Stock; (ii) each of the Company's directors and Named Executives; and
(iii) the officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. The number of shares of the Common Stock outstanding on February 14, 1996 was 2,933,548.


 Title of        Name and Address                         Amount and Nature of     Percent
  Class         of Beneficial Owner                       Beneficial Ownership     of Class

  Common        Reggeborgh Beheer BV                              184,000            6.3%
                   Postbox 319, Industrieweg 12
                   7460 AH Rijssen, Netherlands

  Common        Perkins Capital Management, Inc                   558,205(1)        19.4%
                   730 East Lake Street,
                   Wayzata, MN 55391-1769

  Common        Brian T. McMahon                                  350,000(2)        10.7%

  Common        Henry M. Holterman                                 36,000(3)         1.2%

  Common        Nathaniel S. Thayer                               487,238(4)        16.4%

  Common        Officers and Directors as a Group                 873,238(5)        26.0%
                   (3 persons)


(1) The Company relied upon information obtained from Schedule 13G under the Securities Exchange Act of 1934, filed by Perkins Capital Management, Inc. ("Perkins") on or about February 1, 1996. The number of shares of Common Stock beneficially owned by Perkins is 558,205, which includes 359,766 shares for which Perkins has sole voting power.

(2) Includes 350,000 shares issuable upon exercise of options held by Mr. McMahon that are exercisable within 60 days of February 14, 1996.

(3) Includes 36,000 shares issuable upon exercise of options held by Mr. Holterman that are exercisable within 60 days of February 14, 1996.

(4) Includes 33,000 shares issuable upon exercise of options held by Mr. Thayer that are exercisable within 60 days of February 14, 1996. Mr. Thayer owns 454,238 shares of Common Stock, which includes 200 shares representing Mr. Thayer's beneficial ownership of a 50% interest in 400 shares held in a joint account.

(5) Includes 419,000 shares issuable upon exercise of options held by all officers and directors that are exercisable within 60 days of February 14, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October 1993, the Company entered into a consulting agreement with Strategic Business Development Inc. ("SBDI"), a wholly-owned corporation of Mr. Stephen M. Fry, Ph.D., who at that time was a Director of the Company. Under the agreement, SBDI was to provide technical and management consulting services to the Company in the areas of research and development, quality assurance, regulatory affairs and manufacturing. Under the arrangement, the Company paid a total of $41,567 and $70,860 to SBDI during 1994 and 1993, respectively, including reimbursement for travel and entertainment expenses. No payments were made to SBDI in 1995 and the Company does not anticipate any future payments to be made to SBDI.

         On May 27, 1994, the Company entered into a Severance and Settlement Agreement with Mr. Daryl F. Yurek, the former Chairman of the Board of Directors and a former employee. The agreement gave Mr. Yurek a lump sum severance amount and he retained the rights to stock options that had been vested as of May 27, 1994, along with certain other nominal obligations of the Company and Mr. Yurek. The options were all exercised in the first and second quarters of 1995. No other payments were made to Mr. Yurek in 1995, and the Company does not anticipate any future payments to be made to Mr. Yurek.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(A) The following documents are filed as part of this Form 10-KSB:

(1) FINANCIAL STATEMENTS. Audited financial statements for each of the three years ended December 31, 1995, 1994 and 1993 are filed as part of this Form 10-KSB. See Index to financial Statements on Page F.

(2) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of 1995.

(3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number  Description

  3.1   Articles of Incorporation, As Amended, filed herein.

  3.2   Bylaws, As Amended, filed herein.

 10.1 Incentive Stock Option Plan adopted by the Company's Board of Directors and shareholders on August 1, 1983, as amended March 5, 1987, and May 5, 1987. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 2-93693-C, as filed on March 28, 1986, effective April 17, 1986, as amended on June 2, 1987 and March 21, 1988.)

 10.2 Incentive Stock Option Plan As Amended as adopted by the Company's Board of Directors and shareholders on March 10, 1988 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

 10.3 1988 Stock Option Plan adopted by the Company's Board of Directors on March 10, 1988 and shareholders on May 5, 1988 (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 33-22052, as filed on May 25, 1988, effective June 14, 1988.)

 10.4 1990 Restricted Stock Plan adopted by the Company's Board of Directors on March 15, 1990 and shareholders on May 17, 1990 (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 33-36385, as filed on August 15, 1990, effective August 15, 1990.)

 10.5 1991 Stock Option Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

 10.6 Amendment to 1991 Stock Option Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)

 10.7 Amendment to 1991 Stock Option Plan adopted by the Company's shareholders on June 28, 1995 (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995)

 10.8 Amendment to 1991 Stock Option Plan adopted by the Company's Board of Directors on October 4, 1995, to be submitted to shareholders for ratification at the 1996 Annual Meeting of Shareholders (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or before February 28, 1996).

 10.9 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986).

 10.10 Form of Indemnification Agreement that the Company has provided to all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)

 10.11 Yurek Employment Agreement dated February 3, 1992 by and between the Company and Mr. Daryl F. Yurek. (Incorporated by reference to the Company's Form 8-K report filed with the Securities and Exchange Commission on or about February 17, 1992.)

 10.12 Employment Agreement and Severance Agreement between the Company and Brian T. McMahon dated September 30, 1992 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

 10.13 Lease between the Company and Plymouth Business Center dated September 1, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

 10.14 Distribution Agreement between SCIMED Life Systems, Inc. and the Company dated August 19, 1994 (Incorporated by reference to Annual Report on Form 10-KSB, Exhibit 10.29, for the year ended December 31,
        1994).

 10.15 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995, filed herein.

 10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31,
        1994)

10.17 Form of Promissory Note that was issued in conjuction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994)

 10.18 Form of Warrant (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994; also incorporated by reference to the Company's Form S-3 Regisration Statement under The Securities Act of 1933, Exhibit 4.2, to be filed with the Securities and Exchange Commission on or before February 28, 1996.)

 10.19 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933, Exhibit 99, to be filed with the Securities and Exchange Commission on or before February 28, 1996.)

 10.20 Form of Subscription Agreement that was used in conjunction with the Private Placements of the Company's Preferred Stock, filed herein.

 23.1   Consent of Independent Auditors, filed herein.



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SPECTRASCIENCE, INC.
                                                      (Registrant)


Date:     February 14, 1996                      By: /s/ Brian T. McMahon
                                                     BRIAN T. MCMAHON
                                                     PRESIDENT AND CHIEF
                                                       EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brian T. McMahon      President, Chief Executive          February 14, 1996
Brian T. McMahon          Officer and Director
                          (Principal Executive Officer)


/s/ Ching-Meng Chew       Vice President Finance and          February 14, 1996
Ching-Meng Chew           Administration, Chief Financial
                          Officer, Treasurer, Secretary
                          (Principal Financial and Accounting
                          Officer)

/s/ Dawn M. Leuer         Controller                          February 14, 1996
Dawn M. Leuer


/s/ Henry M. Holterman    Director                            February 14, 1996
Henry Holterman


/s/ Nathaniel S. Thayer   Director                            February 14, 1996
Nathaniel S. Thayer


ITEM 13. (a)(1) FINANCIAL STATEMENTS.

         The following financial statements of SpectraScience, Inc. are included in Item 7.


CONTENTS
                                                                 Page Reference

Report of Independent Auditors                                        F-1

Balance Sheets -- December 31, 1995 and 1994                          F-2

Statements of Operations -- Years Ended                               F-3
    December 31, 1995, 1994 and 1993

Statement of Changes in Shareholders' Equity (Deficit)                F-4
    -- Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flows -- Years Ended                               F-5
    December 31, 1995, 1994 and 1993

Notes to Financial Statements -- December 31, 1995                    F-6



                              SPECTRASCIENCE, INC.

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995






                         Report of Independent Auditors


Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                             Ernst & Young LLP

Minneapolis, Minnesota
January 19, 1996


                              SpectraScience, Inc.

                                 Balance Sheets


                                                                                    DECEMBER 31
                                                                              1995               1994
                                                                       --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $  4,123,326     $       58,298
   Accounts receivable (net of allowances of $50,000
     in 1995 and $171,000 in 1994)                                               100,641                781
   Inventory                                                                     181,871            200,468
   Other current assets                                                           80,197             78,245
                                                                       --------------------------------------
Total current assets                                                           4,486,035            337,792

Fixed assets:
   Office furniture and equipment                                                232,492            232,492
   Machinery and equipment                                                       447,645            381,585
   Tooling                                                                             -            359,704
                                                                       --------------------------------------
                                                                                 680,137            973,781
   Less accumulated depreciation                                                (521,907)          (870,328)
                                                                       --------------------------------------
                                                                                 158,230            103,453
Other assets                                                                           -             37,444
                                                                       --------------------------------------
                                                                            $  4,644,265      $     478,689
                                                                       ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $     150,278      $     139,890
   Accrued compensation and taxes                                                 74,328             29,337
   Accrued expenses                                                               30,058            122,836
   Deferred income                                                                     -             26,000
   Notes payable                                                                       -            300,000
                                                                       --------------------------------------
Total current liabilities                                                        254,664            618,063

Commitments

Stockholders' equity (deficit):
   Convertible preferred stock, Series A, par value
     $1.00 per share:
        Authorized shares--5,000,000
        Issued and outstanding shares--674,998 in 1995                           674,998                  -
   Convertible preferred stock, Series B, par value
     $1.00 per share:
        Authorized shares--1,000,000
        Issued and outstanding shares--792,500 in 1995                           792,500                  -
   Common stock, $.25 par value:
     Authorized shares--4,000,000
     Issued and outstanding shares--2,933,348 in
       1995 and 2,785,348 in 1994                                                733,337            696,337
Additional paid-in capital                                                    43,136,284         38,765,897
Accumulated deficit                                                          (40,947,518)       (39,601,608)
                                                                       --------------------------------------
Total stockholders' equity (deficit)                                           4,389,601           (139,374)
                                                                       --------------------------------------
Total liabilities and stockholders' equity                                  $  4,644,265      $     478,689
                                                                       ======================================

See accompanying notes.



                              SpectraScience, Inc.

                            Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                           1995              1994             1993
                                                     -----------------------------------------------------
NET REVENUES
Product revenues                                        $    134,652   $                  $      28,683
                                                                                     -
Service revenues                                                   -                 -            6,319
                                                     -----------------------------------------------------
Total net revenues                                           134,652                 -           35,002

Cost of products sold                                        124,913                 -          176,317
                                                     -----------------------------------------------------
                                                               9,739                 -         (141,315)

EXPENSES
Research and development                                     660,504           869,670        1,363,795
Selling, general and administrative                          711,753           701,278        1,119,793
Interest and other income                                    (16,608)          (66,468)        (181,897)
                                                     -----------------------------------------------------
Total expenses                                             1,355,649         1,504,480        2,301,691
                                                     -----------------------------------------------------

Net loss                                                 $(1,345,910)      $(1,504,480)     $(2,443,006)
                                                     =====================================================

Net loss per share                                          $(.47)            $(.55)           $(.93)
Weighted average common shares                             2,857,738         2,753,128        2,622,125


See accompanying notes.



                                                                              SpectraScience, Inc.

                                                             Statement of Changes in Stockholders' Equity (Deficit)


                                                                          SERIES A CONVERTIBLE      SERIES B CONVERTIBLE
                                                   COMMON STOCK              PREFERRED STOCK           PREFERRED STOCK
                                            --------------------------------------------------------------------------------
                                               SHARES        AMOUNT        SHARES       AMOUNT       SHARES       AMOUNT
                                            --------------------------------------------------------------------------------

Balance December 31, 1992                     1,880,882      $470,221             -  $         -            -  $       -
   Exercise of warrants                         867,466       216,866             -            -            -          -
   Exercise of stock options                      2,000           500             -            -            -          -
   Net loss                                           -             -             -            -            -          -
                                            --------------------------------------------------------------------------------
Balance December 31, 1993                     2,750,348       687,587             -            -            -          -
   Exercise of stock options                     30,000         7,500             -            -            -          -
   Issuance of non-interest bearing notes             -             -             -            -            -          -
   Issuance of common stock for services          5,000         1,250             -            -            -          -
   Stock options granted at below market
     value                                            -             -             -            -            -          -
   Net loss                                           -             -             -            -            -          -
                                            --------------------------------------------------------------------------------
Balance December 31, 1994                     2,785,348       696,337             -            -            -          -
   Exercise of stock options                    148,000        37,000             -            -            -          -
   Issuance of non-interest bearing notes             -             -             -            -            -          -
   Issuance of Series A convertible
     preferred stock upon debt conversion             -             -       174,998      174,998            -          -
   Proceeds from issuance of Series A
     convertible preferred stock, net of
     expenses of $60,000                              -             -       500,000      500,000            -          -
   Proceeds from issuance of Series B
     convertible preferred stock, net of
     expenses of $435,875                             -             -             -            -      792,500    792,500
   Net loss                                           -             -             -            -            -          -
                                            --------------------------------------------------------------------------------
Balance December 31, 1995                     2,933,348      $733,337       674,998     $674,998      792,500   $792,500
                                            ================================================================================


(TABLE CONTINUED FROM ABOVE)





                                             ADDITIONAL
                                              PAID-IN        ACCUMULATED
                                              CAPITAL          DEFICIT          TOTAL
                                           ------------------------------------------------

Balance December 31, 1992                    $35,657,449    $(35,654,122)   $    473,548
   Exercise of warrants                        3,008,948               -       3,225,814
   Exercise of stock options                       4,500               -           5,000
   Net loss                                            -      (2,443,006)     (2,443,006)
                                           ------------------------------------------------
Balance December 31, 1993                     38,670,897     (38,097,128)      1,261,356
   Exercise of stock options                      67,500               -          75,000
   Issuance of non-interest bearing notes         15,000               -          15,000
   Issuance of common stock for services               -               -           1,250
   Stock options granted at below market
     value                                        12,500               -          12,500
   Net loss                                            -      (1,504,480)     (1,504,480)
                                           ------------------------------------------------
Balance December 31, 1994                     38,765,897     (39,601,608)       (139,374)
   Exercise of stock options                     343,000               -         380,000
   Issuance of non-interest bearing notes          3,260               -           3,260
   Issuance of Series A convertible
     preferred stock upon debt conversion        350,002               -         525,000
   Proceeds from issuance of Series A
     convertible preferred stock, net of
     expenses of $60,000                         940,000               -       1,440,000
   Proceeds from issuance of Series B
     convertible preferred stock, net of
     expenses of $435,875                      2,734,125               -       3,526,625
   Net loss                                            -      (1,345,910)     (1,345,910)
                                           ------------------------------------------------
Balance December 31, 1995                    $43,136,284    $(40,947,518)     $4,389,601
                                           ================================================




See accompanying notes.


                                                                     SpectraScience, Inc.

                                                                   Statements of Cash Flows


                                                                                 YEAR ENDED DECEMBER 31
                                                                        1995              1994             1993
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $(1,345,910)      $(1,504,480)     $(2,443,006)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                          52,302            53,192           97,944
     Compensation expense recognized in connection with
       granting of stock options                                                -            12,500                -
     Non-cash interest expense                                              3,260            15,000                -
     Stock issued for services                                                  -             1,250                -
     Gain on sale of fixed assets                                               -           (28,335)         (24,725)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                         (99,860)           35,986          (12,169)
       (Increase) decrease in inventories                                  18,597          (200,468)           8,718
       Decrease (increase) in other assets                                 35,492            15,015          (31,385)
       Increase (decrease) in current liabilities                         (63,399)            7,210         (421,450)
                                                                  -----------------------------------------------------
Net cash used in operating activities                                  (1,399,518)       (1,593,130)      (2,826,073)

INVESTING ACTIVITIES
Purchases of fixed assets                                                (107,379)          (30,798)         (17,995)
Proceeds from sale of fixed assets                                            300            56,540           78,609
                                                                  -----------------------------------------------------
Net cash (used in) provided by investing activities                      (107,079)           25,742           60,614

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                   225,000           300,000                -
Proceeds from issuance of common stock                                    380,000            75,000        3,230,814
Proceeds from issuance of preferred stock                               4,966,625                 -                -
                                                                  -----------------------------------------------------
Net cash provided by financing activities                               5,571,625           375,000        3,230,814
                                                                  -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    4,065,028        (1,192,388)         465,355
Cash and cash equivalents at beginning of year                             58,298         1,250,686          785,331
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                               $4,123,326     $      58,298      $ 1,250,686
                                                                  =====================================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Notes payable converted into preferred stock                           $  525,000     $           -      $         -


See accompanying notes.


                              SpectraScience, Inc.

                          Notes to Financial Statements

                                December 31, 1995


1. BUSINESS

The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused primarily on the design, development, manufacturing and marketing of medical products for the diagnosis and facilitation of treatment of a broad range of human diseases.

During 1995, the Company received net proceeds of approximately $5.0 million in conjunction with the issuance of convertible preferred stock (see Notes 3 and 4). Management believes that this capital infusion will be sufficient to fund continued operations through December 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FIXED ASSETS

Fixed assets are stated at cost. The Company depreciates the cost of the property over its estimated useful life using the straight line method.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of assets and liabilities and their respective tax bases.

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive.

3. NOTES PAYABLE

During 1994, the Company received $300,000 of convertible bridge financing from an investor group. The promissory notes were non-interest bearing and were due on March 31, 1995. In connection with the notes payable, the Company granted warrants to the participants in the bridge financing to purchase 100,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant.

During 1995, the Company received $225,000 of convertible bridge financing from an investor group. The promissory notes were non-interest bearing and were due on March 31, 1995. In connection with the notes payable, the Company granted warrants to the participants in the bridge financing to purchase 74,998 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant.

Upon completion of the sale of convertible preferred stock, Series A in 1995 (see Note 4), bridge loans of $525,000 were converted into 174,998 shares of convertible preferred stock at a price of $3.00 per share. In addition, the Company issued warrants to the investors to purchase 58,335 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant.

4. CAPITAL STOCK

During 1993, the Company received net proceeds of $3,225,814 from the exercise of 867,466 warrants that had been issued in 1992. The remaining 465,867 warrants expired. In addition, the Company issued 50,000 warrants to a company helping the Company with its public relations in the investment community. These warrants were exercisable at $2.50 per share. The warrants were canceled in 1995 and 50,000 options were reissued to the company and exercised in 1995 at $2.50 per share.

On June 30, 1994, the Company's Board of Directors approved a 1-for-5 reverse stock split. Accordingly, all share, per share, weighted average share, and stock option information has been restated to reflect the split.

From March 1995 to June 1995, the Company sold 500,000 shares of convertible preferred stock, Series A at $3.00 per share in a private placement for $1,500,000 less related costs of $60,000. The nondividend yielding shares of convertible preferred stock are first convertible into an equivalent number of shares of common stock on March 31, 1996. Holders of shares of the convertible preferred stock also received warrants to purchase 166,665 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. In addition, the Company issued warrants to the underwriter to purchase 20,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant. The Company issued additional warrants to the underwriter to purchase 6,667 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant.

In December 1995, the Company sold 792,500 shares of convertible preferred stock, Series B at $5.00 per share in a private placement for $3,962,500 less related costs of $435,875. Holders of shares of the convertible preferred stock also received warrants to purchase 264,175 shares of the company's common stock at $9.50 per share. The warrants are exercisable for three years from the date of grant. In addition, the Company issued warrants to the underwriter to purchase 79,250 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for five years from the date of grant. The Company issued additional warrants to the underwriter to purchase 26,418 shares of the Company's common stock at $9.50 per share, conditional upon exercise of the previous warrant issued to the underwriter. The warrants are exercisable for five years from the date of grant.

5. STOCK OPTIONS

The Company has a stock option plan under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at not less than 85% of the market price on the date of the grant. The following table summarizes the stock option activity for the three plans:

                                                      SHARES        STOCK OPTIONS
                                                    AVAILABLE     OUTSTANDING UNDER         PRICE
                                                    FOR GRANT         THE PLANS           PER SHARE
                                                  --------------------------------------------------------
   Balance December 31, 1992                           62,270           430,820        $2.50  -   $11.25
     Options granted                                  (70,200)           70,200         5.00  -     5.80
     Options exercised                                      -            (2,000)        2.50
     Options forfeited                                 97,448           (97,448)        2.50  -     5.80
                                                  -----------------------------------
   Balance December 31, 1993                           89,518           401,572         2.50  -    11.25
     Options granted                                 (459,000)          459,000         2.50  -     3.00
     Options exercised                                      -           (30,000)        2.50
     Options forfeited                                140,700          (140,700)        2.50  -    11.25
     Options canceled                                  89,600           (89,600)        2.65
                                                  -----------------------------------
   Balance December 31, 1994                         (139,182)          600,272         2.50  -    11.25
     Amendment to plan                                540,000                 -               -
     Options granted                                 (320,000)          320,000         2.50  -     4.75
     Options exercised                                      -          (148,000)        2.50  -     3.00
     Options forfeited                                  5,000            (5,000)        3.00
     Options canceled                                   5,000            (5,000)        2.50
     Option plans terminated                          (30,890)                -               -
                                                  -----------------------------------
   Balance December 31, 1995                           59,928           762,272        $2.50  -   $11.25
                                                  ===================================


At December 31, 1995, options for 527,184 shares were exercisable.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company has not determined the impact of the new statement on its financial statements.

6. COMMITMENTS

The Company has an operating lease agreement for certain premises within a building in Minneapolis, Minnesota that has a term extending through August 1996. The lease requires annual base rent of approximately $24,000 plus a sharing of certain expenses. The Company incurred total lease and rental expenses of $36,000, $37,000 and $107,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In 1995, the Company entered into a clinical research agreement for up to two years with a hospital. Under the terms of the agreement, the Company has agreed to pay $200,000 for the first year of the study, of which $150,000 was charged to expense in 1995. The second year of the study will not be initiated until the partners have agreed to the amount of funding to be provided by the Company.

The Company entered into a license agreement with Massachusetts Institute of Technology for the use of certain patents. Under the terms of the agreement, the Company has agreed to pay $50,000 per year through October 2003 and $30,000 per year thereafter until the expiration of the patent rights. The agreement will immediately terminate if any scheduled payment is not made within 30 days of its due date.

7. INCOME TAXES

The tax effect of the Company's deferred tax assets is as follows:


                                                    DECEMBER 31
                                               1995               1994
                                        --------------------------------------

   Net operating loss carryforward            $14,616,000        $14,270,000
   Accounts receivable allowance                   18,000             62,000
   Accrued liabilities                             40,000             52,000
   Tax credits                                    740,000            607,000
                                        --------------------------------------
                                               15,414,000         14,991,000
   Valuation allowance                        (15,414,000)       (14,991,000)
                                        --------------------------------------
                                             $          -       $          -
                                        ======================================

At December 31, 1995, the Company had net operating loss carryforwards of approximately $40,600,000 that expire at various times through the year 2010. In addition, the Company has research and development tax credits that expire at various times through 2010. As a result of previous stock transactions, the Company is limited as to the amount of net operating loss and tax credit carryforwards which may be utilized in any one year. The annual limitation is approximately $1,000,000.

8. BUSINESS SEGMENT AND EXPORT SALES INFORMATION

The Company is focused primarily on the design, development, manufacturing and marketing of medical products for the diagnosis and facilitation of treatment of a broad range of human diseases. Its product is marketed primarily through an independent distributor in foreign countries. The Company's only export sales were $28,000 in 1993.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 25% of the employee contributions to a maximum of 4% of employee earnings. The contributions by the Company totaled approximately $4,000, $4,000 and $10,000 for 1995, 1994 and 1993, respectively.