Form 10QSB
period 1996-03-31
SPECTRASCIENCE INC
filed 1996-05-02
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

           MINNESOTA                                    41-1448837
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

                           5909 BAKER ROAD, SUITE 580,
                           MINNETONKA, MINNESOTA 55345
                    (Address of principal executive offices)

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

 YES _X_  NO

The number of shares of the Registrant's common stock, par value $.25, outstanding on May 1, 1996 was 2,976,548.


Transitional Small Business Disclosure Format (Check one):  Yes ___ No _X_



                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                 MARCH 31, 1996


                                      INDEX



PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheets -- March 31, 1996 and December 31, 1995

     Statements of Operations -- Three months Ended March 31, 1996 and 1995

     Statements of Cash Flows -- Three months Ended March 31, 1996, and 1995

     Notes to Financial Statements -- March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

EXHIBIT 3.1       AMENDMENT TO THE ARTICLES OF INCORPORATION



                         PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                         March 31,      December 31,
                                                           1996             1995
                                                        ------------    ------------
                                                        (Unaudited)         (Note)
ASSETS
Current assets:
   Cash and cash equivalents                            $  3,889,438    $  4,123,326
   Accounts receivable                                           320         100,641
   Inventory                                                 253,486         181,871
   Other current assets                                       59,251          80,197
                                                        ------------    ------------
Total current assets                                       4,202,495       4,486,035

Net fixed assets                                             202,552         158,230
                                                        ------------    ------------

         TOTAL ASSETS                                   $  4,405,047    $  4,644,265
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    195,479    $    150,278
   Accrued compensation and taxes                             60,425          74,328
   Accrued expenses                                           11,281          30,058
                                                        ------------    ------------
Total current liabilities                                    267,185         254,664

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
     Convertible preferred stock, Series A,
     par value $1.00 per share:
       Authorized shares--5,000,000
       Issued and outstanding shares--674,998                674,998         674,998
     Convertible preferred stock, Series B, par value
     $1.00 per share:
       Authorized shares--1,000,000
       Issued and outstanding shares--792,500                792,500         792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--2,976,548 in 1996
     and 2,933,348 in 1995                                   744,137         733,337
Additional paid-in capital                                43,258,109      43,136,284
Accumulated deficit                                      (41,331,882)    (40,947,518)
                                                        ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                        4,137,862       4,389,601
                                                        ------------    ------------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                      $  4,405,047    $  4,644,265
                                                        ============    ============



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                   THREE MONTHS ENDED
                                       MARCH 31
                              --------------------------
                                 1996           1995
                              -----------    -----------

Revenue                       $      --      $   166,088

Cost of products sold                --          108,144
                              -----------    -----------
   Gross Profit                      --           57,944

Operating expenses
   Research and development       235,895        121,951
   Selling, general and
     administrative               199,137        122,817
                              -----------    -----------
Total operating expenses          435,032        244,768

Interest and other
   income (expense)                50,668         (9,490)
                              -----------    -----------

Net loss                      $  (384,364)   $  (196,314)
                              ===========    ===========

Net loss per share            $     (0.13)   $     (0.07)


Weighted average common
shares outstanding              2,944,308      2,790,681


See notes to financial statements.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
OPERATING ACTIVITIES
  Net loss                                           $  (384,364)   $  (196,314)
  Adjustments to reconcile net cash
    used in operating activities:
    Depreciation                                          16,565         13,050
    Recognition of deferred income                          --          (26,000)
    Non-cash interest expense                               --            3,260
    Disposal of other assets                                --           37,444
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable      100,319       (160,415)
         (Increase) decrease in inventories              (71,613)        36,487
         Decrease in other current assets                 20,946         17,508
         Increase (decrease) in current liabilities       12,521        (77,706)
                                                     -----------    -----------

          Net cash used in operating activities         (305,626)      (352,686)

INVESTING ACTIVITIES
  Purchase of fixed assets                               (60,887)        (1,171)
                                                     -----------    -----------

          Net cash used in investing activities          (60,887)        (1,171)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                   --          225,000
  Proceeds from issuance of common stock                 132,625        100,000
                                                     -----------    -----------
  Net cash provided by financing activities              132,625        325,000
                                                     -----------    -----------
  Net decrease in cash and
    cash equivalents                                    (233,888)       (28,857)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               4,123,326         58,298
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                   $ 3,889,438    $    29,441
                                                     ===========    ===========


See notes to financial statements.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)   BUSINESS

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


(B)   RESULTS OF OPERATIONS

      Revenue for the first quarter ended March 31, 1996 was $-0- compared to $166,088 for the first quarter of 1995. Revenues in the previous year reflected the sale of two units of the Company's Spectroscopic Guidewire(TM) System and guidewires to SCIMED Life Systems, Inc.

      Cost of products sold during the first quarter of 1996 was $-0- compared to $108,144 in the first quarter of 1995. As a result, the Company reported a gross profit of $-0- for the quarter ended March 31, 1996 compared to $57,944 for the comparable quarter of 1995.

      Research and development expenses for the quarter ended March 31, 1996 were $235,895 compared to $121,951 for the same period in 1995. This represented an increase of 93.4% which was due to higher design engineering expenses associated with the development of the Optical Biopsy(TM) System, and additional expenses incurred in the clinical research agreement with the Massachusetts General Hospital's Wellman Laboratory of Photomedicine, which began in June 1995 and called for the payment of approximately $50,000 per quarter in fees.

      Selling, general and administrative expenses for the quarter ended March 31, 1996 were $199,137 compared to $122,817 for the same period in 1995. This 62.1% increase was primarily due to the Annual Meeting of Shareholders expenses of approximately $61,000, held on March 28, 1996, which in fiscal year 1995 were incurred in the second quarter.

      Interest income (expense) for the quarter ended March 31, 1996 was $50,668 compared to $(9,490) for the same period in 1995. This increase was primarily due to a much larger cash balance in the first quarter of 1996.

      The Company reported a net loss for the quarter ended March 31, 1996 of $384,364, which was a 95.8% increase from the $196,314 loss reported for the quarter ended March 31, 1995. The loss per share increased to $0.13 per share for the first quarter of 1996 from $0.07 per share for the same period in 1995.



(C)   LIQUIDITY AND SOURCES OF CAPITAL

      Cash and cash equivalents on March 31, 1996 was $3,889,438 compared to $4,123,326 on December 31, 1995. The decrease in the cash position from December 31, 1995 to March 31, 1996 was the result of the net loss in the first quarter of 1996.

      The working capital (current assets less current liabilities) of the Company on March 31, 1996 was $3,935,310 compared to $4,231,371 on December 31, 1995. This was primarily due to a reduction of the cash position and accounts receivable.

      Net cash used in operating activities for the quarter ended March 31, 1996 was $305,626 compared to $352,686 for the quarter ended March 31, 1995. This was primarily achieved through a decrease in accounts receivable, though it was offset with an increase in inventories and current liabilities.

      Net cash used in investing activities for the quarter ended March 31, 1996 was $60,887 compared to $1,171 for the quarter ended March 31, 1995. This was due to the increase in the purchase of equipment used for research and development purposes.

      Net cash provided by financing activities for the quarter ended March 31, 1996 was $132,625 compared to $325,000 for the quarter ended March 31, 1995. The amount provided in the first quarter of 1996 was the result of stock option exercises for 43,200 shares of the common stock of the Company. The amount provided in the first quarter of 1995 was the result of the raising of additional bridge loans of $225,000 and $100,000 from stock option exercises for 40,000 shares of the common stock of the Company.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1996

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Reference is made hereby to the Company's definitive proxy statement for the Annual Meeting of Shareholders held on March 28, 1996, as filed with the Securities and Exchange Commission on February 26, 1996, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SpectraScience, Inc. ("Meeting") was held on March 28, 1996.

      Shareholders of record at the close of business on February 1, 1996, ("Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 2,933,348 shares of the Company's common stock ("Shares") were entitled to vote at the Meeting, of which a total of 2,762,462 Shares or 94.17% of the total Shares outstanding, were represented at the Meeting.

(b)   The following individuals were re-elected to serve as directors of the
      Company:

                  Brian T. McMahon
                  Henry M. Holterman
                  Nathaniel S. Thayer

(c) There were three proposals that were submitted to a vote by the shareholders:

      (i) Proposal One: To elect three (3) persons to serve as directors until the next Meeting or until their respective successors shall be elected and qualified. All three incumbent directors, as mentioned in Item 4(b) above, were re-elected by the shareholders. The final votes for each of the nominees were as follows:

Name                    No. of Votes   As % of Total Shares   No. of Votes     As % of Total
                             FOR           Outstanding          WITHHELD     Shares Outstanding
- ------------------------------------------------------------------------------------------------
Brian T. McMahon          2,712,059           92.46%             50,403            1.72%
Henry M. Holterman        2,712,059           92.46%             50,403            1.72%
Nathaniel S. Thayer       2,712,059           92.46%             50,403            1.72%
                       -------------------------------------------------------------------------
       TOTAL              2,712,059           92.46%             50,403            1.72%
                       -------------------------------------------------------------------------

            The number of broker non-votes was 280 or less than 0.01% of the total Shares outstanding.


      (ii) Proposal Two: To amend the Company's Articles of Incorporation to increase the number of authorized Shares from 4,000,000 to 10,000,000. This proposal was approved by the shareholders. The final vote for this item was as follows:

         No. of Votes FOR                 No. of Votes AGAINST                   No. of Votes ABSTAIN
(As % of Total Shares Outstanding) (As % of Total Shares Outstanding)     (As % of Total Shares Outstanding)
- ----------------------------------------------------------------------------------------------------------------
        2,672,543 (91.11%)                   78,262 (2.67%)                         11,657 (0.40%)

            The number of broker non-votes was 5,400 or 0.18% of the total Shares outstanding.

      (iii) Proposal Three: To ratify certain amendments to the Company's Amended and Restated 1991 Stock Plan ("Plan"). The following amendments were made to the Plan:

            (1) To increase the annual grant of options to non-employee directors from 3,000 to 5,000; and

            (2) To increase the aggregate number of stock options available for issuance to all participants from 1,000,000 to 1,500,000.

            This proposal was approved by the shareholders. The final vote for this item was as follows:

          No. of Votes FOR                     No. of Votes AGAINST                 No. of Votes ABSTAIN
 (As % of Total Shares Outstanding)     (As % of Total Shares Outstanding)   (As % of Total Shares Outstanding)
- -----------------------------------------------------------------------------------------------------------------
         1,626,716 (55.46%)                      135,748 (4.63%)                       35,285 (1.20%)


            The number of broker non-votes was 280 or 0.01% of the total Shares outstanding.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS ON THIS FORM 10-QSB

            An amendment to the Articles of Incorporation of the Company, dated March 28, 1996, is attached as Exhibit 3.1.


      (B)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the quarter covered by this report.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1996

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SPECTRASCIENCE, INC.
                                                 (Registrant)



   MAY 2, 1996                                 /s/ Brian T. McMahon
       Date                                    BRIAN T. MCMAHON
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

   MAY 2, 1996                                 /s/ Ching-Meng Chew
      Date                                     CHING-MENG CHEW
                                               Vice President of Finance and
                                               Administration Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)

   MAY 2, 1996                                 /s/ Dawn M. Leuer
      Date                                     DAWN M. LEUER
                                               Controller