Form 10KSB/A
period 1995-12-31
SPECTRASCIENCE INC
filed 1996-05-10
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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


The number of shares of the Registrant's Common Stock outstanding on May 8, 1996 was 2,976,548.


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

RESULTS OF OPERATIONS

Revenue


         Gross revenue for the year ended December 31, 1995 was $134,652. This compares favorably with $0 for 1994, and $35,002 in 1993. Revenue in 1993 and 1994 dropped significantly due to the Company's decision to discontinue the production and sales support for its LASTAC systems, and refocusing on the development of the SGS initially. Revenues in 1995 reflected the sale of two SGSs and disposable products to SCIMED.


Research and Development


         Research and development expenses in 1995 totaled $660,504 compared with $869,670 in 1994 and $1,363,795 in 1993. The reduction in research and development expenses resulted primarily from the reduction in the engineering prototype materials used in the development of the SGS and a decrease in payroll expenses. The primary reason for the decrease in engineering prototypes was the initial high up-front costs associated with the design and development of the SGS. Payroll expense decreased due to fewer people employed in research and development activities, as the Company took steps to conserve cash. Direct payroll expense associated with research and development decreased from $559,027 in 1993 to $182,606 in 1994 and stayed about the same at $190,376 in 1995.


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

Interest and Other Income


         Interest and other income was $16,608 in 1995 compared to $66,468 in 1994, and $181,897 in 1993, principally due to a reduction in interest income resulting from a decrease in cash balances coupled with a lower interest rate environment. This was further accentuated by a gain on the sale of assets of $28,335 in 1994 and $24,725 in 1993.


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

                                                   SPECTRASCIENCE, INC.
                                                      (Registrant)



Date:     May 10, 1996                           By: /s/ Brian T. McMahon
                                                     BRIAN T. MCMAHON
                                                     PRESIDENT AND CHIEF
                                                       EXECUTIVE OFFICER



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Brian T. McMahon      President, Chief Executive          May 10, 1996
Brian T. McMahon          Officer and Director
                          (Principal Executive Officer)




/s/ Ching-Meng Chew       Vice President Finance and          May 10, 1996
Ching-Meng Chew           Administration, Chief Financial
                          Officer, Treasurer, Secretary
                          (Principal Financial and Accounting
                          Officer)



/s/ Dawn M. Leuer         Controller                          May 10, 1996
Dawn M. Leuer




/s/ Henry M. Holterman    Director                            May 10, 1996
Henry Holterman




/s/ Nathaniel S. Thayer   Director                            May 10, 1996
Nathaniel S. Thayer



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