Form 10QSB
period 1996-06-30
SPECTRASCIENCE INC
filed 1996-08-12
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   __X__      NO   _____

The number of shares of the Registrant's common stock, par value $.25, outstanding on August 12, 1996 was 3,618,212.

Transitional Small Business Disclosure Format (Check one):  Yes _____ No __X__



                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                  JUNE 30, 1996


                                      INDEX
                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION                                                3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                     3

    Balance Sheets -- June 30, 1996 and December 31, 1995                     3

    Statements of Operations  --  Three months Ended June 30, 1996 and 1995
                                  Six months Ended June 30, 1996 and 1995     4

    Statements of Cash Flows  --  Six months Ended June 30, 1996, and 1995    5

    Notes to Financial Statements -- June 30, 1996                            6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                6


PART II  OTHER INFORMATION                                                    9

ITEM 1.  LEGAL PROCEEDINGS                                                    9

ITEM 2.  CHANGES IN SECURITIES                                                9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5.  OTHER INFORMATION                                                    9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                   11


EXHIBIT 99        Cautionary Statement Identifying Important Factors         12
                  that Could Cause the Company's Actual Results to
                  Differ from Those Projected in Forward-Looking Statements.




                         PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                          June 30,      December 31,
                                                            1996            1995
                                                        ------------    ------------
                                                        (Unaudited)        (Note)
ASSETS
Current assets:
   Cash and cash equivalents                            $  3,507,170    $  4,123,326
   Accounts receivable                                           320         100,641
   Inventory                                                 205,311         181,871
   Other current assets                                       46,085          80,197
                                                        ------------    ------------
Total current assets                                       3,758,886       4,486,035

Net fixed assets                                             242,953         158,230
                                                        ------------    ------------

         TOTAL ASSETS                                   $  4,001,839    $  4,644,265
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    107,831    $    150,278
   Accrued compensation and taxes                             28,155          74,328
   Accrued expenses                                           68,130          30,058
                                                        ------------    ------------
Total current liabilities                                    204,116         254,664

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
     Convertible preferred stock, Series A, par value
     $1.00 per share:
       Authorized shares--5,000,000
       Issued and outstanding shares--674,998                674,998         674,998
     Convertible preferred stock, Series B, par value
     $1.00 per share:
       Authorized shares--1,000,000
       Issued and outstanding shares--792,500                792,500         792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     2,976,548 on June 30, 1996 and
     2,933,348 on December 31, 1995                          744,137         733,337
Additional paid-in capital                                43,258,109      43,136,284
Accumulated deficit                                      (41,672,021)    (40,947,518)
                                                        ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                        3,797,723       4,389,601
                                                        ------------    ------------
         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                      $  4,001,839    $  4,644,265
                                                        ============    ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.




                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                       JUNE 30                       JUNE 30
                              --------------------------    --------------------------
                                  1996           1995          1996           1995
                              -----------    -----------    -----------    -----------
Revenue                       $      --      $      --      $      --      $   166,088

Cost of products sold                --             --             --          108,144
                              -----------    -----------    -----------    -----------
   Gross Profit                      --             --             --           57,944

Operating expenses
   Research and development       233,096        197,660        468,991        319,611
   Selling, general and
     administrative               152,792        174,510        351,929        297,327
                              -----------    -----------    -----------    -----------
Total operating expenses          385,888        372,170        820,920        616,938

Interest and other
   income (expense)                45,749          3,824         96,417         (5,666)
                              -----------    -----------    -----------    -----------

Net loss                      $  (340,139)   $  (368,346)   $  (724,503)   $  (564,660)
                              ===========    ===========    ===========    ===========

Net loss per share            $     (0.11)   $     (0.13)   $     (0.24)   $     (0.20)

Weighted average common
shares outstanding              2,976,548      2,859,502      2,960,428      2,825,282


See notes to financial statements.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------
OPERATING ACTIVITIES
  Net loss                                            $  (724,503)   $  (564,660)
  Adjustments to reconcile net cash
    used in operating activities:
    Depreciation                                           35,120         26,301
    Recognition of deferred income                           --          (26,000)
    Non-cash interest expense                                --            3,260
    Disposal of other assets                                 --           37,444
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable       100,319       (158,715)
         (Increase) decrease in inventories               (23,438)        21,761
         Decrease in other current assets                  34,112          1,009
         (Decrease) in current liabilities                (50,548)      (133,916)
                                                      -----------    -----------

          Net cash used in operating activities          (628,938)      (793,516)

INVESTING ACTIVITIES
  Purchase of fixed assets                               (119,843)        (1,171)
                                                      -----------    -----------

          Net cash used in investing activities          (119,843)        (1,171)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                    --          225,000
  Proceeds from issuance of common stock                  132,625        225,000
  Proceeds from issuance of preferred stock                  --          900,000
                                                      -----------    -----------
  Net cash provided by financing activities               132,625      1,350,000
                                                      -----------    -----------
  Net (decrease) increase in cash and
    cash equivalents                                     (616,156)       555,313

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                4,123,326         58,298
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $ 3,507,170    $   613,611
                                                      ===========    ===========


See notes to financial statements.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SpectraSCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Exhibit 99 of this Form 10-QSB for certain important cautionary factors, risks and uncertainties related to forward-looking statements.


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

         The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SpectraSCIENCE, Inc. on October 16, 1992. The executive offices of the Company are located at 5909 Baker Road, Suite 580, Minnetonka, Minnesota 55345. The Company's telephone number is
(612) 931-9000, and its fax number is (612) 933-9090.

         The Company's common stock, par value $.25 (the "Common Stock"), is currently traded on the NASDAQ Small-Cap Market under the symbol SPSI.

         The Company currently has two products that are in the testing and development stages. The first product is the Spectroscopic GuidewireTM System (which consists of the Spectroscopic DiagnosticTM System console ("Console"), proprietary system software and a disposable optical core Spectroscopic GuidewireTM), targeted for the detection of intracoronary thrombus and differentiation of atherosclerotic plaque. The second product is the Optical BiopsyTM System (which consists of the Console, proprietary system software and a disposable Optical Biopsy ForcepsTM), targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues.

         The Company anticipates to complete its clinical trials in the third quarter of 1996, followed by regulatory submissions to the United States Food and Drug Administration. Therefore, expenses related to these activities are anticipated to increase.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and six months ended June 30, 1996 compared to $0 and $166,088 for the same periods in 1995. Revenue for the six months ended June 30, 1995 reflected the first international sales of the Company's Spectroscopic Guidewire(TM) System and disposable products.

         Cost of products sold for the three and six months ended June 30, 1996 were therefore $0, compared to $0 and $108,144 for the same periods in 1995. As a result, gross profit for the three and six months ended June 30, 1996 were $0 compared to $0 and $57,944 for the same periods in 1995.

         Research and development expenses for the three and six months ended June 30, 1996 were $233,096 and $468,991 compared to $197,660 and $319,611 for the same periods in 1995. The increase of 17.9% for the three months ended June 30, 1996 were mainly due to the increase in consulting expenses, hiring of an Optics Engineer, legal expenses associated with the filing of patent applications and expenses related to clinical trials. Consulting expenses increased due to the Company's efforts to maintain a lower headcount and in obtaining specific expertise in regulatory strategies, product design and endoscopy. The increase of 46.7% for the six months ended June 30, 1996 was due to the expenses mentioned above, higher design engineering expenses and additional expenses incurred in clinical research agreements.

         Selling, general and administrative expenses for the three and six months ended June 30, 1996 were $152,792 and $351,929 compared to $174,510 and $297,327 for the same periods in 1995. The decrease of 12.4% for the three months ended June 30, 1996 was primarily due to the expenses associated with the annual meeting of shareholders which were incurred in the first quarter of 1996, but were incurred in the second quarter of 1995. The increase of 18.4% for the six months ended June 30, 1996 was primarily due to the addition of the Chief Financial Officer, expenses related to the filing of certain registration statements with the Securities and Exchange Commission and the NASDAQ application and listing fees.

         Interest and other income (expense) for the three and six months ended June 30, 1996 was $45,749 and $96,417 compared to $3,824 and $(5,666) for the same periods in 1995. The increase was primarily due to higher balance in cash and cash equivalents.

         As a result of the above, the net losses for the three and six months ended June 30, 1996 were $340,139 and $724,503, compared to net losses of $368,346 and $564,660 for the same periods in 1995. The decrease of 7.7% for the three month periods was due primarily to higher interest income. The net loss for the six months ended June 30, 1996 represented a 28.3% increase from the same period in 1995, due to the lack of revenue and higher expenses primarily associated with research and development, mitigated by higher interest income. Consequently, the net loss per share for the three and six months ended June 30, 1996 were $.11 and $.24 compared to $.13 and $.20 for the same periods in 1995.



(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on June 30, 1996 was $3,507,170 compared to $4,123,326 on December 31, 1995. The decrease in the cash position from December 31, 1995 to June 30, 1996 was the result of the net loss in the six month period that ended June 30, 1996.

         The working capital of the Company on June 30, 1996 was $3,554,770 compared to $4,231,371 on December 31, 1995. This decrease was primarily due to a reduction of the cash position and accounts receivable.

         Net cash used in operating activities for the six months ended June 30, 1996 was $628,938 compared to $793,516 for the same period in 1995. This decrease was primarily due to a reduction in accounts receivable.

         Net cash used in investing activities for the six months ended June 30, 1996 was $119,843 compared to $1,171 for the same period in 1995. This increase was due to the installation of two Consoles for clinical testing purposes.

         Net cash provided by financing activities for the six months ended June 30, 1996 was $132,625 compared to $1,350,000 for the same period in 1995. The amount provided for the six months ended June 30, 1996 was the result of stock option exercises in the first quarter of 1996. The amount provided for the six months ended June 30, 1995 was the result of stock option exercises and the completion of the private placement of 674,998 shares of Series A Preferred Stock.




                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1996

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

(a)      NASDAQ LISTING

         The Company received approval to commence trading its Common Stock on the NASDAQ Small-Cap Market on April 15, 1996 under the symbol SPSI. The Common Stock of the Company was previously traded on the OTC Bulletin Board under the same symbol.


(b)      EFFECTIVENESS OF FORM S-3 REGISTRATION STATEMENT

         The Form S-3 Registration Statement (File No. 333-01149) filed by the Company with the Securities and Exchange Commission was declared effective pursuant to Section 8(a) of the Securities Act of 1933, as amended, on June 7, 1996. The purpose of the Form S-3 Registration Statement was to register 2,264,006 shares of the Common Stock of the Company for the conversion of 1,467,498 shares of outstanding Series A Preferred Stock and Series B Preferred Stock into Common Stock on a one-to-one basis, and the exercise of outstanding warrants to purchase 796,508 shares of Common Stock, at various prices.

         The Company anticipates that 674,998 shares of Series A Preferred Stock, convertible on or after June 29, 1996, will be converted to Common Stock in the third quarter of 1996, and 792,500 shares of Series B Preferred Stock, convertible on or after December 28, 1996, will be converted to Common Stock in the first quarter of 1997. These conversions will not provide additional cash to the Company.

         The outstanding warrants, exercisable at prices of $3.00, $5.00 and $9.50, are exercisable at any time before expiration. The Company anticipates that some of these warrants will be exercised in 1996. If all the outstanding warrants were exercised, the Company could potentially receive an additional $4,900,213. However, there is no assurance that any of the warrants will be exercised.


(c)      PATENT APPLICATIONS

         Two patent applications related to the Optical Biopsy ForcepsTM were submitted to the United States Patent and Trademark Office in the second quarter of 1996. While the Company believes that these patents, if issued, will strengthen the Company's value of intellectual property, there is no assurance that the patents will be issued, or if issued, that all the claims would be valid.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS ON THIS FORM 10-QSB

                  Exhibit 99: Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in Forward-Looking Statements.


         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the quarter covered by this report.


                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SPECTRASCIENCE, INC.
                                           (Registrant)



         AUGUST 12, 1996                   /s/ Brian T. McMahon
               Date                        BRIAN T. MCMAHON
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



         AUGUST 12, 1996                   /s/ Ching-Meng Chew
               Date                        CHING-MENG CHEW
                                           Vice President of Finance and
                                           Administration Chief Financial
                                           Officer, Secretary and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)