Form 10QSB
period 1996-09-30
SPECTRASCIENCE INC
filed 1996-11-08
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

            MINNESOTA                                   41-1448837
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


                         3650 ANNAPOLIS LANE, SUITE 101
                        MINNEAPOLIS, MINNESOTA 55447-5434
                    (Address of principal executive offices)

                                 (612) 509-9999
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO _____


The number of shares of the Registrant's common stock, par value $.25, outstanding on November 5, 1996 was 3,618,212.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No __X__




                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                             INDEX

                                                                               PAGE NO.
                                                                               --------
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    Balance Sheets -- September 30, 1996 and December 31, 1995                     3

    Statements of Operations -- Three months Ended September 30, 1996 and 1995
                                Nine months Ended September 30, 1996 and 1995      4

    Statements of Cash Flows -- Nine months Ended September 30, 1996, and 1995     5

    Notes to Financial Statements -- September 30, 1996                            6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                             6


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         9

ITEM 2.  CHANGES IN SECURITIES                                                     9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       9

ITEM 5.  OTHER INFORMATION                                                         9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          9


SIGNATURES                                                                         10



                         PART I -- FINANCIAL INFORMATION
                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                        September 30,       December 31,
                                                            1996                1995
                                                        ------------        ------------
                                                         (Unaudited)           (Note)
ASSETS
Current assets:
   Cash and cash equivalents                            $  3,322,385        $  4,123,326
   Accounts receivable                                             -             100,641
   Inventory                                                 198,979             181,871
   Other current assets                                      107,947              80,197
                                                        ------------        ------------
Total current assets                                       3,629,311           4,486,035

Net fixed assets                                             225,020             158,230
                                                        ------------        ------------

         TOTAL ASSETS                                   $  3,854,331        $  4,644,265
                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    113,241        $    150,278
   Accrued compensation and taxes                             20,636              74,328
   Accrued expenses                                          129,661              30,058
                                                        ------------        ------------
Total current liabilities                                    263,538             254,664

Commitments

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
     Convertible preferred stock, Series A:
       Authorized shares--5,000,000
       Issued and outstanding shares--
         66,667 on September 30, 1996 and
         674,998 on December 31, 1995                         66,667             674,998
     Convertible preferred stock, Series B:
       Authorized shares--1,000,000
       Issued and outstanding shares--792,500                792,500             792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     3,618,212 on September 30, 1996 and
     2,933,348 on December 31, 1995                          904,554             733,337
Additional paid-in capital                                43,872,689          43,136,284
Accumulated deficit                                      (42,045,617)        (40,947,518)
                                                        ------------        ------------
         TOTAL SHAREHOLDERS' EQUITY                        3,590,793           4,389,601
                                                        ------------        ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                      $  3,854,331        $  4,644,265
                                                        ============        ============

NOTE:    THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE
         AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF
         THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
         PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30                        SEPTEMBER 30
                                 -----------------------------       -----------------------------

                                      1996             1995              1996               1995
                                      ----             ----              ----               ----
Revenue                          $      --         $    18,563       $      --         $   184,652

Cost of products sold                   --              16,768              --             124,913
                                 -----------       -----------       -----------       -----------
   Gross profit                         --               1,795              --              59,739

Operating expenses
   Research and development          249,769           240,095           718,760           559,706
   Selling, general and
     administrative                  167,428           154,969           519,357           452,298
                                 -----------       -----------       -----------       -----------
Total operating expenses             417,197           395,064         1,238,117         1,012,004

Interest and other income             43,601             7,134           140,018             1,468
                                 -----------       -----------       ===========       ===========

Net loss                         $  (373,596)      $  (386,135)      $(1,098,099)      $  (950,797)
                                 ===========       ===========       ===========       ===========

Net loss per common share        $     (0.10)      $     (0.13)      $     (0.35)      $     (0.33)

Weighted average common
shares outstanding                 3,560,006         2,873,348         3,161,746         2,841,553

SEE NOTES TO FINANCIAL STATEMENTS.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                         -----------------------------
                                                             1996              1995
                                                             ----              ----
OPERATING ACTIVITIES
  Net loss                                               $(1,098,099)     $  (950,797)
  Adjustments to reconcile net cash
    used in operating activities:
    Depreciation                                              53,818           37,828
    Recognition of deferred income                              --            (26,000)
    Non-cash interest expense                                   --              3,260
    Disposal of other assets                                    --             37,444
    Gain on sale of equipment                                   --               (300)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable          100,639         (170,053)
         (Increase) decrease in inventories                  (17,106)          (1,043)
         (Increase) decrease in other current assets         (27,750)         (15,380)
         (Decrease) in current liabilities                   (39,814)         (87,999)
                                                         -----------      -----------

          Net cash used in operating activities           (1,028,312)      (1,173,040)

INVESTING ACTIVITIES
  Purchase of fixed assets                                  (120,608)          (1,802)
  Proceeds from sale of fixed assets                            --                300
                                                         -----------      -----------

          Net cash used in investing activities             (120,608)          (1,502)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                     48,688          225,000
  Proceeds from issuance of common stock                     907,622          225,000
  Proceeds from issuance of preferred stock                 (608,331)       1,440,000
                                                         -----------      -----------
  Net cash provided by financing activities                  347,979        1,890,000
                                                         -----------      -----------
  Net (decrease) increase in cash and
    cash equivalents                                        (800,941)         715,458

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   4,123,326           58,298
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $ 3,322,385      $   773,756
                                                         ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.



                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to Exhibit 99 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, for certain important cautionary factors, risks and uncertainties related to forward-looking statements.


(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company"), is a market-driven company which utilizes its expertise in the underlying core technologies of spectroscopy, fiber optics, computer software and hardware, and minimally-invasive medical delivery systems to design, develop, manufacture and market medical products for the diagnosis and facilitation of treatment of a broad range of human diseases. The Company currently has two products that are in the testing and development stages: the Optical BiopsyTM System, which is targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues; and the Spectroscopic GuidewireTM System which is targeted for the detection of intracoronary thrombus and differentiation of atherosclerotic plaque.

         The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SPECTRASCIENCE, Inc. on October 16, 1992. The Company's common stock, par value $.25 (the "Common Stock"), is traded on the NASDAQ Small-Cap Market under the symbol SPSI.

(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and nine months ended September 30, 1996 compared to $18,563 and $184,652 for the same periods in 1995. Revenue for the three months ended September 30, 1995 reflected the sales of disposables, while revenue for the nine months ended September 30, 1995 reflected the first international sales of the Company's Spectroscopic Guidewire(TM) System and disposable products.

         Cost of products sold for the three and nine months ended September 30, 1996 were therefore $0, compared to $16,768 and $124,913 for the same periods in 1995. As a result, gross profit for the three and nine months ended September 30, 1996 were $0 compared to $1,795 or 9.7% of sales and $59,739 or 32.4% of sales for the same periods in 1995.

         Research and development ("R&D") expenses for the three months ended September 30, 1996 increased by $9,674 or 4.0% to $249,769, compared to $240,095 for the three months ended September 30, 1995. This was mainly due to the increase in consulting expenses which amounted to approximately $50,000 per quarter, and additional expenses of an Optics Engineer. The Company intends to continue the services of these consultants who provide specific expertise in product design and development, regulatory strategies and clinical studies, while maintaining a low employee head-count. R&D expenses for the nine months ended September 30, 1996 increased by $159,054 or 28.4% to $718,760 compared to $559,706 for the nine months ended September 30, 1995. This increase was primarily due to legal expenses associated with the filing of patent applications and expenses related to clinical trials and clinical research agreements.

         Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1996 increased by $12,459 or 8.0% to $167,428, compared to $154,969 for the three months ended September 30, 1995. This was due to increases in premiums for product liability insurance and directors and officers insurance, and the hiring of a Chief Financial Officer. SG&A expenses for the nine months ended September 30, 1996 increased by $67,059 or 14.8% to $519,357, compared to $452,298 for the nine months ended September 30, 1995. This was primarily due to expenses related to the filing of certain registration statements with the Securities and Exchange Commission and the NASDAQ application and listing fees.

         Interest and other income for the three months ended September 30, 1996 increased by $36,467 or 511.2% to $43,601 compared to $7,134 for the three months ended September 30, 1995. Interest income for the nine months ended September 30, 1996 increased by $138,550 or 9,438.0% to $140,018 compared to $1,468 for the nine months ended September 30, 1995. The increases for both the three months and nine months ended September 30 were primarily due to a higher balance in cash and cash equivalents.

         Net losses for the three months ended September 30, 1996 decreased by $12,539 or 3.3% to $373,596 from $386,135 for the three months ended September 30, 1995. The decrease in net losses was primarily due to higher interest income. The net losses for the nine months ended September 30, 1996 increased by $147,302 or 15.5% to $1,098,099 from $950,797 for the nine months ended
September 30, 1995. This was due to the lack of revenue and higher expenses primarily associated with research and development, mitigated by higher interest income. Consequently, the net losses per share for the three and nine months ended September 30, 1996 were $.10 and $.35 compared to $.13 and $.33 for the same periods in 1995.

(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on September 30, 1996 was $3,322,385 compared to $4,123,326 on December 31, 1995. The decrease in the cash position from December 31, 1995 to September 30, 1996 was the result of the net loss generated during the first nine months of 1996.

         The working capital of the Company on September 30, 1996 was $3,365,773, a decrease of $865,598 compared to $4,231,371 on December 31, 1995.
This decrease was primarily due to a reduction of the cash position and accounts receivable.

         Net cash used in operating activities for the nine months ended September 30, 1996 was $1,028,312, a decrease of $144,728 compared to $1,173,040 for the same period in 1995. This decrease was primarily due to a reduction in accounts receivable.

         Net cash used in investing activities for the nine months ended September 30, 1996 was $120,608, an increase of $119,106 compared to $1,502 for the same period in 1995. This increase was due to the installation of two spectroscopic consoles for clinical testing purposes.

         Net cash provided by financing activities for the nine months ended September 30, 1996 was $347,979, a decrease of $1,542,021 compared to $1,890,000 for the same period in 1995. The net cash provided for the nine months ended September 30, 1996 was the result of stock option exercises in the first quarter and warrant exercises in the third quarter. The net cash provided for the nine months ended September 30, 1995 was the result of stock option exercises and the completion of the private placement of 674,998 shares of Series A Preferred Stock at $3.00 per share.

         In the third quarter of 1996, 608,331 shares of Series A Preferred Stock were converted to an equivalent number of shares of Common Stock, but no cash was received as a result of this conversion. Warrants for 33,333 shares of Common Stock at $5.00 per share also were exercised in the third quarter of 1996, which raised $166,665 for the Company. As a result of these activities, the total number of shares of Common Stock outstanding increased to 3,618,212. As of November 5, 1996 there were a total of 859,167 shares of convertible preferred stock and 763,175 warrants outstanding.




                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not Applicable

ITEM 2.  CHANGES IN SECURITIES
         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

ITEM 5.  OTHER INFORMATION

(a)      MOVING OF COMPANY HEADQUARTERS
         On November 1, 1996, the Company moved from its previous location at 5909 Baker Road, Minnetonka, Minnesota 55345, to a new facility located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. The new telephone number is 612/509-9999 and the new fax number is 612/509-9805. The Company entered into a five-year lease agreement for this approximately 6,000 square feet facility. Monthly lease expense for the current facility, including taxes and maintenance, is $5,920, compared to $3,012 for the previous facility.

(b)      510(K) APPLICATION
         The Company filed a 510(k) application with the the United States Food and Drug Administration ("FDA") on August 30, 1996 for the approval of its Optical Biopsy Forceps, which is intended for use in tissue biopsies in gastrointestinal and urological applications. The Company anticipates that approval from the FDA may be obtained in the first quarter of 1997.

(c)      PATENT APPLICATION
         The Company was notified by the United States Patent Office in October 1996 that all claims have been allowed for its patent application entitled "System for Diagnosing Tissue with Guidewire." Such notification usually precedes the actual approval and issuance of the patent within a few months; however, until it is actually issued, there is no guarantee that such patent will be approved.

(d)      DIRECTOR OF REGULATORY AFFAIRS AND QUALITY ASSURANCE
         The Company hired a Director of Regulatory Affairs and Quality Assurance in the middle of September 1996, to assist the Company in implementing quality programs and the submission of regulatory filings with the FDA and also in international markets.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         No reports on Form 8-K were filed by the Company during the quarter covered by this report.




                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SPECTRASCIENCE, INC.
                                --------------------------------------
                                (Registrant)



    NOVEMBER 8, 1996            /S/ BRIAN T. MCMAHON
-----------------------         --------------------------------------
          Date                  BRIAN T. MCMAHON
                                President and Chief Executive Officer
                                (Principal Executive Officer)


    NOVEMBER 8, 1996            /S/ CHING-MENG CHEW
-----------------------         --------------------------------------
          Date                  CHING-MENG CHEW
                                Vice President of Finance and Administration
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)