Form 10KSB
period 1996-12-31
SPECTRASCIENCE INC
filed 1997-03-25
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-13092
                              SPECTRASCIENCE, INC.
                 (Name of small business issuer in its charter)

                 MINNESOTA                             41-1448837
          (State of incorporation)          (I.R.S.Employer Identification No.)


3650 ANNAPOLIS LANE, SUITE 101, MINNEAPOLIS, MINNESOTA           55447-5434
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (612)509-9999

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.25 PAR VALUE
                                (Title of Class)
                        --------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      X               NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended December 31, 1996, were:  $0

As of February 28, 1997, the number of outstanding shares of the Registrant's Common Stock, par value $.25, was 4,480,379. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,041,611 based on the last reported closing price of $4.25 on February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or prior to April 15, 1997 are incorporated herein by reference in Part III, as specified.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X


                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                                     PART I
Item  1.  Description of Business............................................3

Item  2.  Description of Properties.........................................11

Item  3.  Legal Proceedings.................................................11

Item  4.  Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item  5.  Market for Common Equity and Related Shareholder Matters..........12

Item  6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................14

Item  7.  Financial Statements and Supplemental Data........................16

Item  8.  Changes In and Disagreements With Accountants On Accounting and
          Financial Disclosure..............................................16

                                    PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................17

Item 10. Executive Compensation.............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management.....17

Item 12. Certain Relationships and Related Transactions.....................17

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K....17

Signatures..................................................................20


                              SPECTRASCIENCE, INC.
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


--------------------------------------------------------------------------------
THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR EXPRESSIONS OF A SIMILAR NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.      DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT

GENERAL

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") utilizes its expertise in spectroscopy, fiber optics, computer software and hardware, and minimally-invasive medical delivery systems to design, develop, manufacture and market medical products that are used to diagnose and facilitate the treatment of a broad range of human diseases.

         The Company was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc. Subsequently, the Company changed its name to SPECTRASCIENCE, Inc. on October 16, 1992. The name change was approved by shareholders on May 13, 1993.

         The number of authorized shares of common stock of the Company of the par value $.25 (the "Common Stock"), was increased to 10,000,000 shares at the Annual Meeting of Shareholders on March 28, 1996.

         The Company's Common Stock began trading on the NASDAQ Small-Cap Market under the symbol SPSI on May 15, 1996. Prior to that, the Common Stock was traded on the OTC Bulletin Board, under the same symbol.

         The Company moved its corporate offices on November 1, 1996 and is now located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. The Company's telephone number is 612/509-9999, its fax number is 612/509-9805, and its e-mail address is spsi@spectrascience.com.

(b)  BUSINESS OF THE COMPANY

             The Company initially pursued the development, manufacture and sale of laser-enhanced angioplasty catheter systems for the treatment of heart and blood vessel disease by focusing on its LASTAC(R) system. Subsequently, the Company developed a new laser angioplasty system, known as the Laser Angiosurgery System, in conjunction with the Massachusetts Institute of Technology and the Cleveland Clinic Foundation, which utilized laser-induced fluorescence spectroscopy for the diagnosis of the nature of tissue, and a unique catheter which allowed selective removal of only diseased tissue. The Company changed its name to SPECTRASCIENCE, Inc. in 1992 to reflect the new focus of its development efforts on diagnostic products utilizing spectroscopic techniques. Two products currently under development are the Optical Biopsy(TM) System and the Spectroscopic Guidewire(TM) System.

PRODUCTS AND MARKETS

OPTICAL BIOPSY(TM) SYSTEM

         The Optical Biopsy(TM) System ("OBS") is composed of three components: a spectro-photometric console ("Console"), a biopsy forceps incorporating an optical probe ("Optical Biopsy Forceps" or "Forceps") and proprietary tissue recognition algorithm software ("Software"). The Forceps can be disposable or reusable. The reusable Forceps incorporates a disposable optical probe.

         The OBS is currently targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues. The Company will initially focus on the detection and differentiation of cancer in the gastro-intestinal tract using minimally-invasive endoscopic techniques. There are approximately 165,000 new cases of gastro-intestinal cancer detected annually. The current method of detection is through biopsies, which entails the insertion of an endoscope with a biopsy forceps to harvest tissue samples for analysis in the pathology laboratory. The waiting period for the results of the biopsies can be up to two weeks. The OBS, on the other hand, could offer immediate feedback to the physician, thereby reducing the number and cost of biopsies and eliminating waiting time. In the United States, it is estimated that about 10 million procedures (or a market size of more than $60,000,000) are currently performed. These procedures are growing at a rate of approximately 15-20% per year. Outside of the United States, the number of procedures currently performed is estimated to be about 18.5 million, and is also growing at about 15-20% per year.

         In addition, the Company believes that the best strategy for the Company is to focus greater development efforts on the OBS, as compared to the Spestroscopic Guidewire(TM) System which is targeted for cardiovascular applications. The reasons are: (a) the potential market for the OBS is larger but less competitive, (b) the OBS incorporates pioneering technology, (c) the regulatory approval pathway for the OBS is shorter and simpler since it is initially targeted for the gastro-intestinal tract, which poses less risk to the patient than products that are used in the heart, (d) the OBS provides real clinical utility, (e) the OBS reduces the costs of procedures, and (f) it improves quality of life by reducing waiting time for pathology results.

         The Company believes that once the OBS has been commercialized, the OBS could be expanded into other medical applications, including the detection of cancer in the lungs, bladder, prostate and cervix. These could potentially represent large market opportunities for the Company. However, there can be no assurance that the OBS will be commercialized or that the Company will be successful in adapting the OBS for other medical specialities.

SPECTROSCOPIC GUIDEWIRE(TM) SYSTEM

         Like the OBS, the Spectroscopic Guidewire(TM) System ("SGS") is also comprised of three components: the spectrophotometric console ("Console"), a disposable optical core spectroscopic guidewire ("Guidewire") and proprietary tissue recognition algorithm software ("Software"). The Console in this case is virtually identical to the console in the OBS. The Guidewire functions both mechanically as a conventional coronary guidewire and optically in the transmission and collection of light energy when connected to the Console.

         The SGS is targeted for the detection of intra-coronary thrombus and differentiation of atherosclerotic plaque.

         The primary market for the SGS is hospitals with cardiovascular programs, both in the United States and overseas. Currently there are different methods to treat blockages of the arteries of the heart, including surgery, drugs and angioplasty. There are different modalities of angioplasty, including ballon angioplasty or percutaneous transluminal coronary angioplasty ("PTCA"), laser angioplasty, and atherectomy using shaving or drilling devices.

         The market size for all PTCA procedures alone worldwide is estimated to be about 1.1 million procedures, or $1.5 billion. Slightly more than half of these procedures are performed at about 1,000 centers in the United States, 200 of which perform about 65% of the total procedures in the United States. The number of PTCA procedures is growing rapidly with the introduction of intra-coronary stents that have been found to reduce the rate of restenosis (i.e. re-establishment of blockage) in PTCA procedures.

         However, due to the current competitive environment of cost reduction and cost containment, it is becoming increasingly difficult to compete in cardiovascular applications, since the cost containment measures are capping reimbursement for angioplasty procedures. Also, stents have revolutionized the entire angioplasty procedure in that regardless of the types of blockages in the arteries, stents are deployed about 60% of the time, and this is projected to increase to close to 100% within the next two years. As such, other modalities and new procedures, including atherectomy and intra-vascular ultra-sound, have rapidly decreased in popularity. This trend has obviously affected the Company's strategy of positioning the SGS as a diagnostic modality to assist in PTCA procedures.

DISTRIBUTION, MARKETING AND CUSTOMERS

         The Company intends to build an in-house marketing department to commercialize the Company's products worldwide and to provide clinical education to physicians, nurses, and laboratory technicians. This department will consist of marketing and clinical education personnel.

         For cancer detection applications in the United States, the Company's strategy is to develop strategic alliances with partners that have strong distribution networks already in place. On-going negotiations are taking place in this area. Internationally, the Company will likely use distributors in various countries or regions.

         For cardiovascular applications in international markets, marketing and distribution will be serviced by a strong strategic partner. To this end, in August 1994, the Company and SCIMED Life Systems, Inc. ("SCIMED"), a wholly-owned subsidiary of Boston Scientific Corporation (NYSE:BSX), signed a three-year exclusive international distribution agreement to distribute the SGS. SCIMED and Boston Scientific Corporation ("BSC") are world leaders in the field of angioplasty and have a strong subsidiary network throughout the world. There is no assurance that SCIMED will be able to perform its role successfully. The Company's product is one of many products that SCIMED or BSC sells worldwide.

         On August 14, 1995, the Company received the European Community Certificate of Conformity, which allows the Company to put the Conformite Europeane ("CE") mark on the Console, indicating that it was in compliance with the electromagnetic compatibility (EMC) standard EN 60601-1-2(1993). The CE mark is recognized worldwide as an assurance of product quality, and the Company believes that the CE mark will enhance market penetration in the European markets.

COMPETITION

         The Company believes it is one of the pioneers in cancer detection utilizing spectroscopy. Several prominent universities and medical institutions have basic research projects involving "in-vivo" spectroscopic diagnostics. There is a growing interest in the application of spectroscopic diagnostics for other medical specialties, though few products have been commercialized.

         Xillix Technologies (Richmond, British Columbia, Canada), recently obtained marketing clearance from the Food and Drug Administration ("FDA") of the United States for its system that utilizes light-based spectroscopy for cancer detection. However, its system is large and expensive (more than $200,000 per system) and therefore, does not lend itself to easy commercialization, especially in endoscopic suites which are already crowded with equipment and in the current environment of tight cost control. Nevertheless, it is successful in forging a powerful strategic alliance with Olympus (Japan). Olympus is the premier company supplying endoscopic equipment to endoscopists throughout the world, having an estimated 70% of the market. The second largest endoscopic equipment supplier to endoscopists is Pentax (Japan) with about 25% of the market.

         Mediscience (New Jersey) and Lifespex (Texas) are development stage companies utilizing spectroscopic diagnostic techniques for the identification of cancerous tissues.

         For standard (non-light transmitting) biopsy forceps, the market is divided into disposable and re-usable segments. In the disposable segment, representing 25% of the market, the leader is Microvasive (a division of BSC) which has 70% of the market segment, followed by CR Bard (Murray Hill, New Jersey) and Wilson-Cook (Winston-Salem, North Carolina). In the re-usable segment, representing 75% of the market, the leader is Olympus, followed by Wilson-Cook and CR Bard. The current trend in the market is moving towards re-usables.

         In cardiovascular applications, the Company has no direct competitors using spectroscopy for the detection and diagnosis of atherosclerotic plaque. While there are no similar products, the competing technologies presently in the cardiovascular market are intravascular ultrasound imaging ("IVUS") and angioscopy. Companies currently marketing products utilizing IVUS technology are Cardiovascular Imaging Systems/CVIS (Sunnyvale, California), a wholly-owned subsidiary of BSC, Endosonics (Pleasanton, California) and Hewlett-Packard (Milpitas, California). Companies marketing products based on angioscopy technology are Baxter-Edwards (Irvine, California), Olympus (Japan) and A.D. Krauth (Germany).

         Many of these competitors are better capitalized and have greater access to financial, technical and other resources than the Company.

MANUFACTURING AND SOURCES OF SUPPLY

         The basic assembly of the Console is completed by an outside contractor. The Software is developed in-house in conjunction with outside consultants. The Guidewire and Forceps are produced by other contract manufacturers that are experienced and specialized in the manufacture of medical guidewires or forceps. The Company then assembles certain proprietary components, inspects and tests the completed systems at the Company's facilities.

         There are risks involved in having sole sources of supply for the basic assembly of the Console, and also the manufacturing of the Guidewire and Forceps. While the performance of these manufacturers has been satisfactory to-date, there can be no assurance that they will continue to perform up to the Company's high standards, meet government regulations and handle labor unrest, if any. Any shortfalls in the ability of these contract manufacturers to meet standards and regulations could severely impact the Company's ability to test and sell its products.

         The Company purchases many components from various suppliers that are either standard components or are built to the Company's proprietary specifications. In addition, the Company contracts with third parties to perform certain manufacturing processes. Most of the purchased components and processes are available from more than one vendor. Although the Company is in the process of identifying alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process, especially in the heavily regulated medical device industry, and any supply interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS

         In October 1996, the Company was notified by the United States Patent Office that all claims have been allowed for its patent application entitled "System for Diagnosing Tissue with Guidewire." This patent was subsequently issued on February 11, 1997 (Patent No. 5,601,087). In addition, the Company filed two other patent applications in the United States in 1996, which are currently pending approval.

         In 1995, the Company was issued two new patents in the United States, entitled "Guidewire Catheter and Apparatus for Diagnostic Imaging" (Patent No. 5,383,467) and "Method of Diagnosing Tissue with Guidewire" (Patent No. 5,439,000). The Company was issued eight United States and sixteen foreign patents in 1994.

         The Company expects to file additional patent applications in 1997. There can be no assurance whether any additional patents will be issued, or if issued, that such patents will afford the Company any competitive advantage.

         In addition to the above, the Company also has an exclusive licensing agreement with Massachusetts Institute of Technology for thirty-one issued patents and pending applications, relative to the use of spectroscopy for the diagnosis of atherosclerotic cardiovascular disease. This licensing agreement runs for the life of the patents and includes technology developed under National Institute of Health funding.

         The Company also has a licensing arrangement with the Massachusetts General Hospital's Wellman Laboratories of Photomedicine ("Wellman Lab"). Any patents that result from the Wellman Lab's research on cancer detection will be licensed exclusively to the Company. There are currently two pending patent applications in this area.

         The Company believes its patent position to be strong which will assist the Company in its research and development and marketing efforts.

INDUSTRY ECONOMICS

         In the United States, the market for the Company's products is primarily medical institutions. The health care services that they provide to their patients are paid by various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans. Medicare and Medicaid determine whether a particular procedure should be covered. Hospitals are reimbursed for medical procedures at a fixed rate according to Diagnosis Related Groups ("DRG's") established by the Health Care Financing Administration ("HCFA"). The fixed rate of reimbursement is based on the procedure performed and is typically unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payers may deny reimbursement. In addition, payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication, or not cost-effective.

         Currently, there are no established DRG's covering spectroscopic diagnostic procedures for either cardiovascular or cancer detection applications. As such, reimbursement for procedures using the Company's products is not available at this point.

         However, DRG reimbursement for endoscopic procedures, such as flexible sigmoidoscopy, colonoscopy and polypectomy, are already established, including fees for biopsies. Since the OBS should provide clinical utility, reduces cost and time, the Company anticipates that once FDA clearance is obtained, reimbursement for procedures utilizing the OBS would be available. However, there can be no certainty that this will happen in the future or within a time-frame that would benefit the Company in the short-term.

         Although reimbursement for PTCA procedures is covered under a DRG, the amount of reimbursement is fixed. Therefore, the profit relating to the entire PTCA procedure would be reduced to the extent the physician performs additional procedures such as spectroscopic diagnostics. Nevertheless, the additional information provided by the SGS may help physicians select the appropriate treatment method, potentially reducing the number of therapeutic catheters used during a PTCA procedure which would produce a more effective result. Accordingly, physicians must determine that the clinical benefits of the SGS justify the additional cost.

         Governmental prospective reimbursement programs, which provide fixed reimbursement based on DRG's, provide economic incentives for health care institutions to reduce operating costs by being more efficient and productive. For every illness to be treated or procedure to be performed, only an average rate will be reimbursed. Therefore, the more cases that can be treated below the designated rate with less major surgery and shorter hospital stays, the higher the level of profitability.

         Capital costs for medical equipment purchased by hospitals are reimbursed separately from DRG payments. Therefore, the market for the Company's products could be adversely affected by changes in governmental and private third-party payers' policies or by federal legislation that reduces reimbursements under the capital cost pass through systems for capital equipment.

         In the past few years, certain trends continue to emerge in the medical device industry. These are outlined below:

(a) EMPHASIS ON COST OF MEDICAL PROCEDURES.
         The increased emphasis of cost has led to increasing use of capitation pricing (i.e. fixed price for one procedure, rather than the number of disposable products or hospital supplies used), and consignment sales from many hospital suppliers. It is possible that this trend could accelerate and thereby affect the Company's selling strategies.

(b) LIMITS ON THIRD-PARTY  REIMBURSEMENTS.
         Limits on third-party reimbursements could lead to cuts in reimbursements for new procedures or experimental procedures, which would affect the ability of smaller companies with new technologies, like SPECTRASCIENCE, to compete with larger established firms. The emphasis on cost containment and cost reduction has led to an increase in participants in managed care environments when companies seek to reduce their cost of providing health care benefits to employees.

(c) FOOD AND DRUG ADMINISTRATION ("FDA") EMPHASIS ON CLINICAL SAFETY AS WELL AS ECONOMIC UTILITY.
         The FDA, in recent years, has placed a heavier emphasis towards economic utility in addition to being a watchdog for clinical utility and safety of products. Companies will need to prove economic advantages up-front, which places a greater burden on companies, especially if they are in the start-up or development stages. This could potentially lead to less advances in innovative technologies. Also, it is very unlikely for HCFA to approve a new technology unless it has prior clearance from the FDA.

(d) EMERGENCE OF DOMINANT VENDORS TO HOSPITALS.
         There is a trend towards consolidation in the medical device industry. It appears that the ability of vendors to offer a range of products is important to gain entry to hospitals, whether it be competition for shelf space or on the basis of price.

(e) FOREIGN GOVERNMENTAL ISSUES.
         The trends in foreign countries are similar to the United States in that there is a greater emphasis on cost containment, cost reduction, reduced reimbursement levels, greater clinical safety and utility. Other regulations, such as ISO certification, import tariffs, duties and taxes, could severely impact the Company's ability to compete and enter those foreign markets.

GOVERNMENT REGULATIONS

         The Company's development, manufacturing and marketing activities are subject to regulation by numerous governmental authorities in the United States and other countries, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance by the Food and Drug Administration ("FDA"). The Food, Drug and Cosmetic Act, as amended, the Public Health Service Act, the Safe Medical Devices Act of 1990 (the "SMDA") and other federal statutes and regulations, govern or influence the testing, manufacture, safety, labeling, storage, record keeping, clearance, advertising and promotion of such products.

         FDA permission to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification.

         A second, more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols approved by the Institutional Review Board ("IRB") for the participating research institution. The IRB is an internal board in each institution that oversees and approves all clinical studies. Second, a Pre-market Approval ("PMA") application must be submitted to the FDA that describes the results of the clinical trials, the device and its components, the methods, facilities and controls used for its manufacture, proposed labeling and the demonstration that the product is safe and effective. Finally, the manufacturing site for the product subject to the PMA must pass an FDA pre-approval inspection. The Company is currently seeking expert advice as to whether its planned products will require PMA approval. As such, there can be no assurance that such an approval will not be required. The PMA review and approval process generally takes more than a year to complete from the date of filing, and there is no assurance if or when the PMA would be approved. Furthermore, there can be no assurance that FDA clearance for these products, any future products, or any modification of an existing product will be granted, or the process will not be unduly lengthy. Obtaining a PMA approval will therefore result in significant delays in and could prevent the introduction of the Company's products.

         In connection with either a 510(k) notification or a PMA, clinical testing of a "significant risk" device requires the submission of an investigational device exemption ("IDE") application to the FDA. An IDE application is not required for a "non-significant risk" ("NSR") device. The Company believes that the proposed Optical Biopsy(TM) System ("OBS")is an NSR device and therefore does not require an IDE application. However, in the event that the FDA should require the Company to submit an IDE application, the Company may be required to repeat all or part of the clinical testing conducted prior to obtaining an IDE, which may delay approval of the OBS.

         As a medical device manufacturer, the Company and/or its contract manufacturers are required to register with the FDA and submit to periodic inspections for compliance with the FDA's Good Manufacturing Practices ("GMP"), Quality Systems regulations and various FDA requirements for labeling. These regulations require the Company to manufacture its products and maintain its documents for manufacturing, testing and control activities in a prescribed manner. Failure to comply with these requirements could adversely affect the results of operations, as well as the Company's business and financial condition.

         The Company believes that it complies in all material respects with such applicable regulations. However, failure to comply could subject the Company to fines and other enforcement actions.

         The Company is also subject to other federal, state and local regulations regarding environmental protection and hazardous substance controls. To-date, the costs or effects of compliance with federal, state and local environmental laws are routine and customary for a developing medical device company.

REGULATORY STRATEGY FOR THE OPTICAL BIOPSY(TM) SYSTEM

         The Company believes that it can significantly shorten the timeline it will take to obtain approval for the OBS. The Company intends to submit approvals for each of the components of the Optical Biopsy(TM) System separately. For the Forceps, the Company has already received 510(k) clearance from the FDA on December 2, 1996. The Console is considered a general laboratory instrument and is generally classified as a Class I device by the Clinical Chemistry Device Panel of the FDA. In Europe, the Company was issued a CE mark on August 14, 1995, indicating that the Console was in compliance with the electromagnetic compatibility (EMC) standard EN 60601-1-2(1993). The Company is conducting clinical studies to determine the clinical utility of the Software which will begin under IRB approval in each clinical site in the first quarter of 1997. These clinical studies are considered NSR.

         Clinical studies are expected to continue at least until the beginning of the third quarter of 1997 to collect a statistically significant set of data as well as establish clinical utility. After successful completion of the clinical studies, the Company will then file a submission with the FDA for marketing clearance of the entire Optical Biopsy(TM) System. There is no assurance that such a strategy in the United States would be acceptable to the FDA or if it was acceptable that the Company would receive clearance from the FDA in a timely manner.

         A new Medical Device Directive will be in force beginning July 1998 in the countries of the European Union (the "EU"). In order to sell in the EU starting July 1998, companies must have ISO certification, and all products must have the CE mark. Towards that end, the Company will be seeking ISO 9001 certification for the Company, and CE marks for all the components of the Optical Biopsy(TM) System before that date. There can be no assurance that the Company would receive ISO certification or the CE marks for any of its products or product components in a timely manner.

PRODUCT RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1996, 1995 and 1994, the Company's research and development expenditures were $998,137, $660,504 and $869,670, respectively.

         The Company's research and development efforts are focused on the Company's two main products, the Optical Biopsy(TM) System ("OBS") and the Spectroscopic Guidewire(TM) System ("SGS").

         For the OBS, the focus will be to further develop the Forceps and proprietary tissue recognition algorithm software ("Software"). The Company has already received 510(k) clearance from the FDA on the Forceps. Current efforts are focused on developing a new reusable forceps incorporating a disposable optical probe. Clinical studies are also taking place concurrently to prove the clinical utility of the Software. It is anticipated that these efforts will be complete within a twelve month period. However, there can be no assurance that the Company will be successful in its efforts or that clinical studies will yield favorable results for the Company.

         The Company is also focusing design engineering effort on the Console, in an attempt to reduce its size and cost without sacrificing accuracy and speed. Such efforts include off-the-shelf computer boards instead of custom boards, creating more efficient circuit design, and incorporating the Company's technology with other readily available endoscopic technologies. In addition, the intense competition in computer and software technologies has resulted in rapidly declining costs while off-the-shelf components are becoming more readily available. The Company believes that it will be successful in reducing the cost of the Console significantly, although there can be no assurance that this will happen or that it will happen in a timely manner.

EMPLOYEES

         In 1996, the Company hired a Vice President of Development and a Director of Regulatory Affairs and Quality Assurance. As of December 31, 1996, the Company's full-time work force consisted of nine employees; five of whom were engaged in product design and development, manufacturing, quality assurance and regulatory affairs, and the remaining four were engaged in management and general administration.

         The Company also relies on external consultants in the regulatory, software development and design engineering areas. The Company has been successful in attracting and retaining qualified technical personnel. There can be no assurance, however, that the Company will be able to continue to attract or retain the skilled employees it requires for profitable operations. The Company is not subject to any collective bargaining agreement and believes that its employee relations are generally satisfactory.


ITEM 2.      DESCRIPTION OF PROPERTY.

         The Company moved its offices to another leased facility located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434 on November 1, 1996. This facility consists of approximately 5,530 square feet of office, laboratory, quality testing, and warehouse space. The five-year lease provides for monthly rental payments of $4,434 for the first 36 months, and $4,561for the next 24 months. The current rent including a PRO RATA share of operating expenses and real estate taxes is approximately $6,265 per month. The lease expires at the end of October 2001. The Company maintains levels of standard property and casualty insurance coverage on its property that management deems appropriate.


ITEM 3.      LEGAL PROCEEDINGS.

         There are no material on-going or pending legal proceedings which involve the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders since the 1996 annual meeting.



                                     PART II


ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)  MARKET INFORMATION

         The Common Stock had been traded in the over-the-counter ("OTC") market and quoted on the National Association of Security Dealers Automated Quotation System ("NASDAQ") Small-Cap Market since November 13, 1984 under the symbol GVMI. In September 1992, the stock symbol was changed from GVMI to SPSC. The stock symbol was subsequently changed to SPSI in June 1994 when it was listed on the OTC.

         The Common Stock was re-listed on the NASDAQ Small-Cap Market on May 15, 1996, where it is currently traded, under the symbol SPSI.

         The following table sets forth, for the periods indicated, high and low closing prices as reported by NASDAQ and OTC Bulletin Board and also prices that the Company obtained from third party sources, such as MetroData Services and the Wall Street Journal. To the best of its knowledge, the Company believes that the information obtained from these sources to be accurate.

           STOCK PRICES(1)                        1996                              1995
                                          ---------------------------------------------------------------
           (in $ per share)               High            Low                High             Low
           Quarter Ended                  Close           Close              Close            Close
           --------------------------     ---------------------------------------------------------------

           March 31                        9.125          6.75               3.3125           2.00
           June 30                        10.625          6.375              5.125            2.9375
           September 30                    7.75           4.25               6.625            4.05
           December 31                     6.00           4.375              7.875            5.125
           --------------------------     ---------------------------------------------------------------

(1) The prices of the Company's stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The closing prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

         On February 28, 1997, the closing price quoted for the Common Stock was $4.25.

(b)  HOLDERS

         On February 28, 1997, there were 1,049 registered shareholders of record of 4,480,379 shares of the Common Stock, excluding shareholders that are registered in "street-names". The Company estimates that there were a total of approximately 5,000 beneficial shareholders.

(c)  DIVIDENDS

         Since its incorporation, the Company has not paid any dividends, and no dividend payments are contemplated in the foreseeable future. The Company will retain any earnings it may generate to provide for the operation and expansion of its business.

(d)  OTHER SECURITIES

BRIDGE LOANS

         On September 30, 1994, the Company raised a total of $300,000 in bridge loans. Lenders were given five-year warrants to purchase 100,000 shares of Common Stock exercisable at $3.00 per share. In the first fiscal quarter of 1995, the Company raised $225,000 in additional bridge loans with the same terms. This group of lenders was given five-year warrants to purchase 74,998 shares of Common Stock exercisable at $3.00 per share. All of the bridge loans were converted to preferred stock in the private placement which closed on June 29, 1995. The total number of warrants issued to lenders were 174,998, which if exercised would raise an additional $524,994 for the Company.

PRIVATE PLACEMENTS OF PREFERRED STOCK

         Two private placements of convertible preferred stock with attached warrants were completed in 1995. Neither the shares of preferred stock nor the warrants are intended for trading in any official exchanges.

         The first private placement, which closed on June 29, 1995, involved the placement with qualified investors of 674,998 shares of Series A Preferred Stock ("Preferred A"), par value $1.00, at $3.00 per share. A net amount of $1,965,000 was raised. Of this amount, $525,000 was from the conversion of bridge loans on March 31, 1995. Preferred A shares are non-voting, do not yield dividends or interest, and are convertible to an equivalent number of shares of Common Stock, after March 31, 1996, but generally one year from the date of receipt of funds. Each Preferred A share was issued with a three-year warrant to buy one-third share of Common Stock at a price of $5.00 per share. Warrants to purchase a total of 225,000 shares of Common Stock were issued to investors in this private placement, which if exercised would raise an additional $1,125,000 for the Company. Warrants for 33,333 shares of Common Stock at $5.00 were exercised in the third quarter of 1996, raising $166,665 for the Company.

         The second private placement, which closed on December 28, 1995, involved the placement with qualified investors of 792,500 shares of Series B Preferred Stock ("Preferred B"), par value $1.00, at $5.00 per share. A net amount of $3,526,625 was raised. Preferred B shares are non-voting, do not yield dividends, unless the holders of Common Stock fail to authorize sufficient additional shares of Common Stock for the conversion of the Preferred B, and are convertible to an equivalent number of shares of Common Stock on or after December 28, 1996. Each Preferred B share was issued with a three-year warrant to buy one-third share of Common Stock at a price of $9.50 per share. Warrants to purchase a total of 264,175 shares of Common Stock were issued to investors in this private placement, which if exercised would raise an additional $2,509,663 for the Company.

        In addition, the selling agents for Preferred A and Preferred B received warrants to purchase a total of 132,335 shares of Common Stock, at prices ranging from $3.00 to $9.50, and having terms ranging from three to five years. If all the warrants issued to the selling agents were exercised, it would raise another $740,556 for the Company.

         The total amount raised by the Company was therefore $5,491,625, including the conversion of $525,000 bridge loans.

         As of February 28, 1997, all of the issued and outstanding 1,467,498 shares of Preferred A and Preferred B have been converted to an equivalent number of shares of issued and outstanding Common Stock and warrants for 33,333 shares of Common Stock were exercised. As such, as of February 28, 1997 there were no preferred shares outstanding and there were warrants to purchase 763,175 shares of Common Stock outstanding.

STOCK OPTIONS

         As of February 28, 1997, there were 871,579 stock options outstanding, 82.4% of which were held by employees.


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

         The Company's cash position on December 31, 1996 was $3,047,182. The Company believes that this cash will last more than twelve months, and thus does not believe it will have to raise additional funds during this period.

         Due to acceleration of clinical studies and product development, the Company moved its corporate offices into a 5,530 square feet space, which is approximately 2,500 square feet larger than the Company's previous offices. The Company also engaged in some corporate reorganization in 1996 eliminating the Purchasing/Maintenance Manager and the Drafter positions and hiring two technical managers. In 1997, the Company anticipates hiring an additional three to four individuals, primarily in the areas of marketing and software and systems development.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUE

         Gross revenue for the year ended December 31, 1996 was $0 compared to $134,652 in 1995. Revenue was unfavorable for the year ended 1996 primarily due to the more intense competitive factors facing the healthcare environment, and in particular, the cardiovascular business. As discussed previously, the rapid acceptance of stents in the treatment of cardiovascular diseases, limited reimbursements for such procedures plus the emphasis on cost reduction have put intense pressures on other modalities of diagnosis and treatments.

         In addition, expectations of international sales through SCIMED did not materialize. The Company believes that this was primarily due to the fact that BSC went through an acquisition spree in the last two years which took up a lot of management time and resulted in many management changes. This adversely affected the Company's sales.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ended December 31, 1996 totaled $998,137 compared to $660,504 in 1995. This represented an increase of $337,633 or 51.1% and was primarily due to (a) increased expenses related to engineering development costs, specialty equipment purchased for the development of the Company's products, and higher depreciation expenses associated with other equipment; (b) expenses related to ongoing research and development agreement with Wellman Lab which amounted to approximately $200,000 per year including travel expenses; (c) increased expenses associated with the hiring of the Vice President of Development and the Director of Regulatory Affairs and Quality Assurance, plus associated recruitment expenses; (d) increased legal fees associated with intellectual property protection and filing; and (e) higher allocated costs associated with the department.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SGA") expenses for the year ended December 31, 1996 totaled $723,825, compared with $711,753 in 1995. This represented an increase of $12,072 or 1.7%. Increases in SGA expenses included
(a) additional expenses associated with the filing of additional registration statements and NASDAQ application in 1996; (b) insurance expense, (c) expenses related to the moving of the Corporate offices, and (d) the full impact of hiring of the Chief Financial Officer who joined the Company on August 30, 1995. The increases were offset by decreases in (a) travel expenses, (b) shareholder expenses, (c) human resource consulting expense, and (d) the elimination of the Purchasing/Maintenance manager position in September 1996.

INTEREST AND OTHER INCOME

         Interest and other income was $176,043 for the year ended December 31, 1996 compared to $16,608 in 1995. This represented an increase of $159,435 and was the result of increased interest income from higher average cash balances during 1996 compared with 1995. The higher average cash balance in 1996 was the result of the two private placements in 1995.

NET LOSSES

         As a result of the above factors, the Company reported a net loss of $1,545,919 for the year ended December 31, 1996 compared to $1,345,910 in 1995. This represented an increase of $200,009 or 14.9%. Even though the net loss was higher in 1996, the net loss per share was similar in both 1996 and 1995 at $.47 due to higher average shares outstanding in 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

REVENUE

         Gross revenue for the year ended December 31, 1995 was $134,652, compared to $0 in 1994. The revenue in 1994 dropped significantly due to the Company's decision to discontinue the production and sales support for its LASTAC systems and its re-focus on the development of the SGS. The revenue in 1995 reflected the sale of two SGSs and disposable products to SCIMED. However, sales through SCIMED were below expectations.

RESEARCH AND DEVELOPMENT

         Research and development expenses the year ended December 31, 1995 totaled $660,504 compared to $869,670 in 1994. The reduction in research and development expenses primarily resulted from reductions in the design engineering expenses and materials used in the development of the SGS and cost control, offset by an increase in expenses due to the research and development agreement with Wellman Lab. The primary reason for the decrease in design engineering expenses was the high initial up-front costs associated with the design, development and testing of the products which were previously expensed in 1994.

         In 1995, the Company signed a two-year research and development agreement with Wellman Lab to commence research on the detection and differentiation of cancerous, pre-cancerous and healthy tissues. This agreement called for payments of approximately $50,000 per quarter to Wellman Lab. A total of approximately $150,000 was expensed in 1995. The agreement expires in 1997.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses the year ended December 31, 1995 totaled $711,753, compared with $701,278 in 1994. This represented an increase of $10,475 or 1.5%. This slight increase was primarily due to the hiring of the Chief Financial Officer in the latter part of the third quarter.

INTEREST AND OTHER INCOME

         Interest and other income was $16,608 the year ended December 31, 1995 compared to $66,468 in 1994. This represented a decrease of $49,860 or 75.0% and was principally due to a reduction in interest income resulting from a decrease in cash balances coupled with a lower interest rate environment. This was partially offset by a gain on the sale of unneeded assets.

NET LOSSES

         As a result of the above factors, the Company reported a net loss for the year ended December 31, 1995 of $1,345,910 compared to $1,504,480 in 1994. This represented a decrease of $158,570 or 10.5%. The net loss per share was $.47 in 1995 compared to $.55 in 1994.

LIQUIDITY AND SOURCES OF CAPITAL

         On December 31, 1996, the working capital of the Company was $2,950,452 compared to $4,231,371 on December 31, 1995 and $280,271 on December 31, 1994. The decrease in working capital from 1995 to 1996 was the result of the use of cash to fund normal on-going operations of the Company. The increase in working capital from 1994 to 1995 resulted primarily from the private placements in 1995 and the conversion of bridge loans outstanding.

         Net cash used in operating activities was $1,379,498 in 1996, compared with $1,399,518 in 1995 and $1,593,130 in 1994. The relatively stable net cash used in operating activities from 1995 to 1996 was primarily the result of a decrease in accounts payable and accrued but unpaid clinical research fees. The research fees were accrued pursuant to the clinical research agreement with Wellman Lab which expires in the first quarter of 1997.

         Net cash provided by financing activities was $314,290 in 1996 compared to $5,571,625 in 1995 and $375,000 in 1994. The net cash provided by financing activities in 1996 was primarily due to the exercise of warrants and stock options. The increase in 1995 was provided primarily by private placements and the exercise of stock options. The 1995 amount only included $225,000 of the $525,000 bridge loans converted to Preferred A, since $300,000 of the bridge loans were provided in 1994.

         The Company has cash and cash equivalents on December 31, 1996 of $3,047,182 compared to $4,123,326 in 1995. The Company estimates that this amount of cash and cash equivalents will be sufficient to last at least twelve months; therefore, the Company does not foresee that additional funding will be necessary during this period.


ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the Report of Independent Auditors and Financial Statements included in the Index to Financial Statements at Page F-1 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 15, 1997.


ITEM 10.     EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 15, 1997.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 15, 1997.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 15, 1997.


ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Form 10-KSB:

(1) FINANCIAL STATEMENTS.

         Audited financial statements for each of the three years ended December 31, 1996, 1995 and 1994 are filed as part of this Form 10-KSB. See Index to financial Statements on Page F-1.



(2) REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K on December 16, 1996 in conjunction with its press release on the same day, announcing that it received 510(k) pre-market notification clearance from the FDA for its fiber-optic biopsy forceps.

(3) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number  Description
------  -----------

  3.1   Articles of Incorporation, As Amended  (filed herein)

  3.2 Bylaws, As Amended (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

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

10.5 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.6 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)

10.7 Amendment to 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995 (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995)

10.8 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on October 4, 1995 (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders).

10.9 Amendment to 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996 (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-.4393, as filed on May 23,
       1996)

10.10 Amendment to 1991 Stock Plan as it pertains to Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996, filed herein.

10.11 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
       1986).

10.12 Form of Indemnification Agreement that the Company has provided to all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)

10.13 Yurek Employment Agreement dated February 3, 1992 by and between the Company and Mr. Daryl F. Yurek. (Incorporated by reference to the Company's Form 8-K report filed with the Securities and Exchange Commission on or about February 17, 1992.)

10.14 Employment Agreement and Severance Agreement between the Company and Brian T. McMahon dated September 30, 1992 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

10.15 Severance (Change in Control) Agreement between the Company and Brian T. McMahon dated November 26, 1996, filed herein.

10.16 Severance (Change in Control) Agreement between the Company and Ching-Meng Chew dated November 26, 1996, filed herein.

10.17 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996, filed herein.

10.18 Distribution Agreement between SCIMED Life Systems, Inc. and the Company dated August 19, 1994 (Incorporated by reference to Annual Report on Form 10-KSB, Exhibit 10.29, for the year ended December 31, 1994).

10.19 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.20 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in
       Forward-Looking Statements (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996)

10.21 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994)

10.22 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994)

10.23 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994)

10.24 Form of Warrant (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)

10.25 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149)

10.26 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

23.1   Consent of Independent Auditors, filed herein.

27     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SPECTRASCIENCE, INC.
                                                           (Registrant)


Date:     March 25, 1997                 By: /S/ BRIAN T. MCMAHON
                                             ---------------------
                                               BRIAN T. MCMAHON
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ BRIAN T. MCMAHON       President, Chief Executive Officer     March 25, 1997
------------------------    and Director
   Brian T. McMahon         (Principal Executive Officer)



/S/ CHING-MENG CHEW        Vice President Finance and             March 25, 1997
------------------------    Administration, Chief Financial
   Ching-Meng Chew          Officer, Treasurer, Secretary
                            (Principal Financial and Accounting
                            Officer)




/S/ HENRY M. HOLTERMAN     Director                               March 25, 1997
-------------------------
   Henry Holterman



/S/ NATHANIEL S. THAYER    Director                               March 25, 1997
-------------------------
   Nathaniel S. Thayer


ITEM 13.     (a)(1) FINANCIAL STATEMENTS.

         The following financial statements of SPECTRASCIENCE, Inc. are included in Item 7.


                              SPECTRASCIENCE, INC.

                          Audited Financial Statements


                                December 31, 1996


CONTENTS
                                                                 Page Reference
                                                                 --------------

Report of Independent Auditors ..........................................  F-2

Balance Sheets -- December 31, 1996 and 1995 ............................  F-3

Statements of Operations -- Years Ended .................................  F-4
    December 31, 1996, 1995 and 1994

Statement of Changes in Shareholders' Equity ............................  F-5
    -- Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows -- Years Ended .................................  F-6
    December 31, 1996, 1995 and 1994

Notes to Financial Statements -- December 31, 1996 ......................  F-7


                         Report of Independent Auditors

Board of Directors
SPECTRASCIENCE, Inc.

         We have audited the accompanying balance sheets of SPECTRASCIENCE, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPECTRASCIENCE, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       Ernst & Young LLP
Minneapolis, Minnesota
February 14, 1997


                              SPECTRASCIENCE, INC.
                                 Balance Sheets

                                                                                    DECEMBER 31
                                                                              1996               1995
                                                                       --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $3,047,182       $  4,123,326
   Accounts receivable (net of allowance of $50,000 in 1995)                         -            100,641
   Inventory                                                                   192,151            181,871
   Other current assets                                                        103,736             80,197
                                                                       --------------------------------------
Total current assets                                                         3,343,069          4,486,035

Fixed assets:
   Office furniture and equipment                                              239,915            232,492
   Machinery and equipment                                                     558,029            447,645
                                                                       --------------------------------------
                                                                               797,944            680,137
   Less accumulated depreciation                                              (590,424)          (521,907)
                                                                       --------------------------------------
                                                                               207,520            158,230

                                                                       --------------------------------------
Total assets                                                                $3,550,589       $  4,644,265
                                                                       ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $  107,866       $    150,278
   Accrued compensation and taxes                                               97,735             74,328
   Accrued expenses                                                             37,216             30,058
   Accrued clinical research fees                                              149,800                  -
                                                                       --------------------------------------
Total current liabilities                                                      392,617            254,664

Commitments

Stockholders' equity:
   Convertible preferred stock, Series A, par value $1.00 per share:
        Authorized shares--5,000,000
        Issued and outstanding shares--66,667 in 1996; 674,998 in
          1995                                                                  66,667            674,998
   Convertible preferred stock, Series B, par value
     $1.00 per share:
        Authorized shares--1,000,000
        Issued and outstanding shares--792,500 in 1996
          and 1995                                                             792,500            792,500
   Common stock, $.25 par value:
     Authorized shares--10,000,000
     Issued and outstanding shares-- 3,621,212 in 1996 and
       2,933,348 in 1995                                                       905,303            733,337
Additional paid-in capital                                                  43,886,939         43,136,284
Accumulated deficit                                                        (42,493,437)       (40,947,518)
                                                                       --------------------------------------
Total stockholders' equity                                                   3,157,972          4,389,601
                                                                       --------------------------------------
Total liabilities and stockholders' equity                                $  3,550,589       $  4,644,265
                                                                       ======================================

SEE ACCOMPANYING NOTES.


                              SPECTRASCIENCE, INC.

                            Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                              1996              1995             1994
                                                     -----------------------------------------------------
NET REVENUES
Product revenues                                         $         -      $    134,652      $         -
Cost of products sold                                              -           124,913                -
                                                     -----------------------------------------------------
                                                                   -             9,739                -

EXPENSES
Research and development                                     998,137           660,504          869,670
Selling, general and administrative                          723,825           711,753          701,278
Interest and other income                                   (176,043)          (16,608)         (66,468)
                                                     -----------------------------------------------------
Total expenses                                             1,545,919         1,355,649        1,504,480
                                                     -----------------------------------------------------

Net loss                                                 $(1,545,919)     $ (1,345,910)     $(1,504,480)
                                                     =====================================================

Net loss per share                                       $      (.47)     $       (.47)     $      (.55)
Weighted average common shares outstanding                 3,276,193         2,857,738        2,753,128



SEE ACCOMPANYING NOTES.

                              SPECTRASCIENCE, INC.

                  Statement of Changes in Stockholders' Equity


                                                                          SERIES A CONVERTIBLE      SERIES B CONVERTIBLE
                                                   COMMON STOCK              PREFERRED STOCK           PREFERRED STOCK
                                            --------------------------------------------------------------------------------
                                               SHARES        AMOUNT        SHARES       AMOUNT       SHARES       AMOUNT
                                            ----------------------------------------------------------------------------------


Balance December 31, 1993                    2,750,348     $687,587             -    $       -            -    $       -
   Exercise of stock options                    30,000        7,500             -            -            -            -
   Issuance of non-interest bearing notes            -            -             -            -            -            -
   Issuance of common stock for services         5,000        1,250             -            -            -            -
   Stock options granted at below market
     value                                           -            -             -            -            -            -
   Net loss                                          -            -             -            -            -            -
                                            ----------------------------------------------------------------------------------
Balance December 31, 1994                    2,785,348      696,337             -            -            -            -
   Exercise of stock options                   148,000       37,000             -            -            -            -
   Issuance of non-interest bearing notes            -            -             -            -            -            -
   Issuance of Series A convertible
     preferred stock upon debt conversion            -            -       174,998      174,998            -            -
   Proceeds from issuance of Series A
     convertible preferred stock, net of
     expenses of $60,000                             -            -       500,000      500,000            -            -
   Proceeds from issuance of Series B
     convertible preferred stock, net of
     expenses of $435,875                            -            -             -            -      792,500      792,500
   Net loss                                          -            -             -            -            -            -
                                            ----------------------------------------------------------------------------------
Balance December 31, 1995                    2,933,348      733,337       674,998      674,998      792,500      792,500
   Conversion of Series A preferred stock
     into common shares                        608,331      152,083      (608,331)    (608,331)           -            -
   Exercise of Series A preferred stock
     detachable warrants into common
     shares                                     33,333        8,333             -            -            -            -
   Exercise of stock options                    46,200       11,550             -            -            -            -
   Net loss                                          -            -             -            -            -            -
                                            ----------------------------------------------------------------------------------
Balance December 31, 1996                    3,621,212     $905,303        66,667    $  66,667      792,500     $792,500
                                            ==================================================================================


[WIDE TABLE CONTINUED]


                                             ADDITIONAL
                                              PAID-IN        ACCUMULATED
                                              CAPITAL          DEFICIT          TOTAL
                                             ----------------------------------------------
Balance December 31, 1993                    $38,670,897   $(38,097,128)      $1,261,356
   Exercise of stock options                      67,500              -           75,000
   Issuance of non-interest bearing notes         15,000              -           15,000
   Issuance of common stock for services               -              -            1,250
   Stock options granted at below market
     value                                        12,500              -           12,500
   Net loss                                            -     (1,504,480)      (1,504,480)

                                             ----------------------------------------------
Balance December 31, 1994                     38,765,897    (39,601,608)        (139,374)
   Exercise of stock options                     343,000              -          380,000
   Issuance of non-interest bearing notes          3,260              -            3,260
   Issuance of Series A convertible
     preferred stock upon debt conversion        350,002              -          525,000
   Proceeds from issuance of Series A
     convertible preferred stock, net of
     expenses of $60,000                         940,000              -        1,440,000
   Proceeds from issuance of Series B
     convertible preferred stock, net of
     expenses of $435,875                      2,734,125              -        3,526,625
   Net loss                                            -     (1,345,910)      (1,345,910)
                                             ----------------------------------------------

Balance December 31, 1995                     43,136,284    (40,947,518)       4,389,601
   Conversion of Series A preferred stock
     into common shares                          456,248              -                -
   Exercise of Series A preferred stock
     detachable warrants into common
     shares                                      158,332              -          166,665
   Exercise of stock options                     136,075              -          147,625
   Net loss                                            -     (1,545,919)      (1,545,919)
                                             ----------------------------------------------
Balance December 31, 1996                    $43,886,939   $(42,493,437)      $3,157,972
                                             ==============================================

SEE ACCOMPANYING NOTES.

                              SPECTRASCIENCE, INC.

                            Statements of Cash Flows


                                                                                 YEAR ENDED DECEMBER 31
                                                                         1996              1995             1994
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $(1,545,919)      $(1,345,910)     $(1,504,480)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                          72,418            52,302           53,192
     Compensation expense recognized in connection with
       granting of stock options                                                -                 -           12,500
     Non-cash interest expense                                                  -             3,260           15,000
     Stock issued for services                                                  -                 -            1,250
     Gain on sale of fixed assets                                            (387)                -          (28,335)
     Changes in operating assets and liabilities:
       Accounts receivable                                                100,641           (99,860)          35,986
       Inventory                                                         (120,665)           18,597         (200,468)
       Other current assets                                               (23,539)           35,492           15,015
       Accounts payable and accrued expenses                              137,953           (63,399)           7,210
                                                                  -----------------------------------------------------
Net cash used in operating activities                                  (1,379,498)       (1,399,518)      (1,593,130)

INVESTING ACTIVITIES
Purchases of fixed assets                                                 (13,418)         (107,379)         (30,798)
Proceeds from sale of fixed assets                                          2,482               300           56,540
                                                                  -----------------------------------------------------
Net cash (used in) provided by investing activities                       (10,936)         (107,079)          25,742

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                         -           225,000          300,000
Proceeds from issuance of common stock                                    314,290           380,000           75,000
Proceeds from issuance of preferred stock                                       -         4,966,625                -
                                                                  -----------------------------------------------------
Net cash provided by financing activities                                 314,290         5,571,625          375,000
                                                                  -----------------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (1,076,144)        4,065,028       (1,192,388)
Cash and cash equivalents at beginning of year                          4,123,326            58,298        1,250,686
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                              $ 3,047,182        $4,123,326    $      58,298
                                                                  =====================================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Notes payable converted into preferred stock                      $             -        $  525,000    $           -
Series A Preferred stock converted into common stock                      608,331                 -                -
Transfer of inventory to equipment                                        110,385                 -                -

SEE ACCOMPANYING NOTES.


                              SPECTRASCIENCE, INC.
                          Notes to Financial Statements
                                December 31, 1996


1.  BUSINESS

         The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently, the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused primarily on the design, development, manufacturing and marketing of medical products for the diagnosis and facilitation of treatment of a broad range of human diseases.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

         The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FIXED ASSETS

         Fixed assets are stated at cost. The Company depreciates the cost of the property over its estimated useful life of five years using the straight line method.

INVENTORY

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

STOCK-BASED COMPENSATION

         The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). The Company adopted the disclosure only provisions of Statement 123. Accordingly, the Company has made pro forma disclosures of what net loss and loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

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

         Upon completion of the sale of convertible preferred stock, Series A in 1995 (see Note 4), bridge loans of $525,000 were converted into 174,998 shares of convertible preferred stock at a price of $3.00 per share. In addition, the Company issued warrants to the investors to purchase 58,335 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. During 1996, warrants to purchase 33,333 shares of common stock were exercised at $5.00 per share.


4.  CAPITAL STOCK

         From March 1995 to June 1995, the Company sold 500,000 shares of convertible preferred stock, Series A at $3.00 per share in a private placement for $1,500,000 less related costs of $60,000. The nondividend yielding shares of convertible preferred stock are convertible into an equivalent number of shares of common stock on March 31, 1996. Holders of shares of the convertible preferred stock also received warrants to purchase 166,665 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. During 1996, warrants to purchase 33,333 shares of common stock were exercised at $5.00 per share. In addition, the Company issued warrants to the underwriter to purchase 20,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant. The Company issued additional warrants to the underwriter to purchase 6,667 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant.

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


5.  STOCK OPTIONS

         The Company has one stock option plan under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at not less than 85% of the market price on the date of the grant.

         The following table summarizes the stock option activity for the plan:

                                                      SHARES        STOCK OPTIONS      WEIGHTED AVERAGE
                                                  AVAILABLE FOR   OUTSTANDING UNDER        EXERCISE
                                                      GRANT           THE PLANS        PRICE PER SHARE
                                                  --------------------------------------------------------

   Balance December 31, 1993                           89,518           401,572             $4.49
     Options granted                                 (459,000)          459,000              2.89
     Options exercised                                      -           (30,000)             2.50
     Options forfeited                                140,700          (140,700)             4.53
     Options canceled                                  89,600           (89,600)             2.65
                                                  -----------------------------------
   Balance December 31, 1994                         (139,182)          600,272              3.49
     Amendment to plan                                540,000
     Options granted                                 (320,000)          320,000              3.17
     Options exercised                                      -          (148,000)             2.57
     Options forfeited                                  5,000            (5,000)             3.00
     Options canceled                                   5,000            (5,000)             2.50
     Option plans terminated                          (30,890)                -
                                                  -----------------------------------
   Balance December 31, 1995                           59,928           762,272              3.37
     Amendment to plan                                500,000
     Options exercised                                      -           (46,200)             3.20
     Options forfeited                                 35,493           (35,493)             5.00
     Options granted                                 (145,000)          145,000              6.73
                                                   -----------------------------------
  Balance December 31, 1996                          450,421           825,579              $3.95
                                                  ===================================

         The weighted average fair value of options granted in 1996 and 1995 was $4.93 and $3.12, respectively. The exercise price of options outstanding at December 31, 1996 ranged from $2.50 to $11.25 per share, as summarized in the following table:

                       Shares Outstanding     Weighted Average                           Weighted Average
      Range of           at December 31,         Remaining             Number of          Exercise Price
   Exercise Price             1996            Contractual Life     Shares Exercisable        Per Share
------------------------------------------------------------------------------------------------------------

   $2.50 to $  5.00           676,000               2.41 years            555,736             $  3.04
    5.01 to    8.00           117,079               9.14                    7,079                6.36
    8.01 to   11.25            32,500               5.87                   27,500               10.36
                       -------------------------------------------------------------------------------------

    Total                     825,579               3.50 years            590,315             $  3.38
                       =====================================================================================


         The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 5.9% to 6.3%; volatility factor of the expected market price of the Company's common stock of .904 and a weighted-average expected life of the option of five to seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which vest by one-third each year from the date of the grant and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               1996              1995
                                         ----------------- -----------------
   Pro forma net loss                        $1,846,282        $1,453,448
   Pro forma net loss per share                $.56              $.51

         These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.


6.  COMMITMENTS

         The Company had an operating lease agreement for certain premises within a building in Minneapolis, Minnesota that had a term which expired in October 1996. The Company moved to a new location in Minneapolis during 1996 and entered into a new building lease agreement that has a term extending through October 2001. The new lease requires annual base rent of approximately $53,000 plus a sharing of certain expenses. Various other equipment operating leases were also entered into during 1996 expiring during future years.

         Future lease commitments are as follows:

   1997                                             $  65,000
   1998                                                65,000
   1999                                                62,000
   2000                                                58,000
   2001                                                49,000
                                                -----------------
   Total                                             $299,000
                                                =================

         The Company incurred total lease and rental expenses of $45,000, $36,000 and $37,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

         In 1995, the Company entered into a clinical research agreement for up to two years with a hospital. Under the terms of the agreement, the Company has agreed to pay approximately $400,000 for the study, of which $200,000 and $150,000 was charged to expense in 1996 and 1995, respectively.

         The Company entered into a license agreement with Massachusetts Institute of Technology (MIT) for the use of certain patents. Under terms of the agreement, the Company has agreed to pay $50,000 a year through October 2003 and $30,000 a year thereafter until the expiration of the patent rights. The agreement can be terminated by MIT if the monthly payments are not made within thirty days.


7.  INCOME TAXES

The tax effect of the Company's deferred tax assets is as follows:

                                                     DECEMBER 31
                                               1996               1995
                                        --------------------------------------

   Net operating loss carryforward            $15,345,000        $14,616,000
   Accounts receivable allowance                        -             18,000
   Accrued liabilities                             93,000             40,000
   Inventory reserve                               28,000                  -
   Tax credits                                    770,000            740,000
                                        --------------------------------------
                                               16,236,000         15,414,000
   Valuation allowance                        (16,236,000)       (15,414,000)
                                        --------------------------------------
                                        $               -       $          -
                                        ======================================

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $42,625,000 that expire at various times through the year 2011. In addition, the Company has research and development tax credits that expire at various times through 2011. As a result of previous stock transactions, the Company is limited as to the amount of net operating loss and tax credit carryforwards which may be utilized in any one year. The annual limitation is approximately $1,000,000.


8.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $5,000, $4,000 and $4,000 for 1996, 1995 and 1994, respectively.