Form 10QSB
period 1997-03-31
SPECTRASCIENCE INC
filed 1997-05-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ___________


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

                         3650 ANNAPOLIS LANE, SUITE 101,
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)

                                 (612) 509-9999
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO __


The number of shares of the Registrant's common stock, par value $.25, outstanding on May 12, 1997 was 4,480,379.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_


                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                 MARCH 31, 1997


                                      INDEX
                                                                                        PAGE NO.
                                                                                        --------
PART I -- FINANCIAL INFORMATION
                                                                                           3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                  3

    Balance Sheets - March 31, 1997 and December 31, 1996                                  3

    Statements of Operations - Three Months Ended March 31, 1997 and 1996                  4

    Statements of Cash Flows - Three Months Ended March 31, 1997, and 1996                 5

    Notes to Financial Statements - March 31, 1997                                         6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                      6


PART II -- OTHER INFORMATION
                                                                                           8

ITEM 1.  LEGAL PROCEEDINGS                                                                 8

ITEM 2.  CHANGES IN SECURITIES                                                             8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                   8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               8

ITEM 5.  OTHER INFORMATION                                                                 8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  9

SIGNATURES                                                                                10

EXHIBIT 27:       Financial Data Schedule pursuant to Article 5 of Regulation S-X         11


                         PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS


                                                              March 31,       December 31,
                                                                1997              1996
                                                            ------------      ------------
                                                            (Unaudited)          (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                $  2,666,157      $  3,047,182
   Inventory                                                     187,919           192,151
   Other current assets                                           94,182           103,736
                                                            ------------      ------------
Total current assets                                           2,948,258         3,343,069

Net fixed assets                                                 192,592           207,520
                                                            ------------      ------------

         TOTAL ASSETS                                       $  3,140,850      $  3,550,589
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    104,154      $    107,866
   Accrued compensation and taxes                                 26,436            97,735
   Accrued expenses                                              301,418           187,016
                                                            ------------      ------------
Total current liabilities                                        432,008           392,617

Commitments

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
       Convertible preferred stock, Series A:
         Authorized shares--5,000,000
         Issued and outstanding shares--66,667 in 1996                              66,667
       Convertible preferred stock, Series B:
         Authorized shares--1,000,000
         Issued and outstanding shares--792,500 in 1996                            792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     4,480,379 on March 31, 1997 and
     3,621,212 on December 31, 1996                            1,120,095           905,303
Additional paid-in capital                                    44,531,314        43,886,939
Accumulated deficit                                          (42,942,567)      (42,493,437)
                                                            ------------      ------------
         TOTAL SHAREHOLDERS' EQUITY                            2,708,842         3,157,972
                                                            ------------      ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                          $  3,140,850      $  3,550,589
                                                            ============      ============


NOTE: THE BALANCE SHEET ON DECEMBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.


                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                      THREE MONTHS ENDED
                                          MARCH 31
                                ----------------------------

                                    1997             1996
                                    ----             ----

Revenue                         $      --        $      --

Cost of products sold                  --               --
                                -----------      -----------
   Gross profit                        --               --

Operating expenses
   Research and development         264,058          235,895
   Selling, general and
     administrative                 223,837          199,137
                                -----------      -----------
Total operating expenses            487,895          435,032

Interest and other income            38,765           50,668
                                -----------      -----------

Net loss                        $  (449,130)     $  (384,364)
                                ===========      ===========

Net loss per common share       $     (0.10)     $     (0.13)

Weighted average common
shares outstanding                4,408,972        2,944,308

SEE NOTES TO FINANCIAL STATEMENTS.


                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                      -----------------------------
                                                           1997             1996
                                                           ----             ----
OPERATING ACTIVITIES
  Net loss                                            $  (449,130)     $  (384,364)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                           17,864           16,565
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                     --            100,319
         Decrease (increase) in inventories                 4,232          (71,613)
         Decrease in other current assets                   9,554           20,946
         Increase in current liabilities                   39,391           12,521
                                                      -----------      -----------

         Net cash used in operating activities           (378,089)        (305,626)

INVESTING ACTIVITIES
  Purchase of fixed assets                                 (2,936)         (60,887)
                                                      -----------      -----------

        Net cash used in investing activities              (2,936)         (60,887)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --            132,625
                                                      -----------      -----------
        Net cash provided by financing activities            --            132,625
                                                      -----------      -----------
  Net decrease in cash and cash equivalents              (381,025)        (233,888)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                3,047,182        4,123,326
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $ 2,666,157      $ 3,889,438
                                                      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Series A and B preferred stock converted into
  common stock                                        $   859,167

SEE NOTES TO FINANCIAL STATEMENTS.




                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1997

--------------------------------------------------------------------------------
THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR EXPRESSIONS OF A SIMILAR NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.



NOTE B   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") utilizes its expertise in spectroscopy, fiber optics, computer software and hardware, and minimally-invasive medical delivery systems to design, develop, manufacture and market medical products that are used to diagnose and to facilitate the treatment of a broad range of human diseases. The Company currently has two products that are in the testing and development stages: the Optical BiopsyTM System, which is targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues; and the Spectroscopic GuidewireTM System, which is targeted for the detection of intracoronary thrombus and differentiation of atherosclerotic plaque.

         The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SPECTRASCIENCE, Inc. on October 16, 1992. The Company's common stock, par value $.25 (the "Common Stock"), is currently traded on the NASDAQ Small-Cap Market under the symbol SPSI.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three months ended March 31, 1997 and March 31, 1996. As a result, the cost of products sold and gross profit for the three months ended March 31, 1997 and March 31, 1996 were zero.

         Research and development expenses for the three months ended March 31, 1997 were $264,058 compared to $235,895 for the same period in 1996. The increase of 11.9% for the three months ended March 31, 1997 was primarily due to an increase in salary expenses related to the hiring of a Vice President of Development and a Director of Regulatory Affairs. The Company also experienced increased legal expenses associated with patent protection.

         Selling, general and administrative expenses for the three months ended March 31, 1997 were $223,837 compared to $199,137 for the same period in 1996. The increase of 12.4% for the three months ended March 31, 1997 was primarily due to increases in wage, insurance and legal expenses.

         Interest and other income for the three months ended March 31, 1997 was $38,765 compared to $50,668 for the same period in 1996. The decrease was primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three months ended March 31, 1997 was $449,130 compared to a net loss of $384,364 for the same period in 1996. The net loss per share for the three months ended March 31, 1997 was $.10 compared to $.13 for the same period in 1996.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on March 31, 1997 were $2,666,157 compared to $3,047,182 on December 31, 1996. The decrease in the cash position from December 31, 1996 to March 31, 1997 was the result of the net loss during the three month period that ended March 31, 1997.

         The working capital of the Company on March 31, 1997 was $2,516,250 compared to $2,950,452 on December 31, 1996. This decrease was primarily due to a reduction of the cash position.

         Net cash used in operating activities for the three months ended March 31, 1997 was $378,089 compared to $305,626 for the same period in 1996. This increase was primarily due to the higher net loss in 1997 compared to 1996.

         Net cash used in investing activities for the three months ended March 31, 1997 was $2,936 compared to $60,887 for the same period in 1996. This decrease was due to lower purchases of fixed assets in 1997.

         Net cash provided by financing activities for the three months ended March 31, 1997 was $0 compared to $132,625 for the same period in 1996. While all the outstanding shares of series A and B preferred stock were converted to common stock in the first quarter of 1997, these were non-cash conversions. In the first quarter of 1996 there were stock option exercises for 43,200 shares of common stock.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There are no material on-going or pending legal proceedings which involve the Company.


ITEM 2.  CHANGES IN SECURITIES
         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable


ITEM 5.  OTHER INFORMATION

(a)      PATENT ISSUANCE

         On February 11, 1997, the Company was informed by the United States Patent and Trademark Office that its patent "System for Diagnosing Tissue with Guidewire" was issued under Patent Number 5,601,087.


(b)      INSIDER TRADING

         On March 20, 1997, Mr. Brian T. McMahon, President and Chief Executive Officer of the Company, acquired 15,000 shares of common stock of the Company on the open market at a price of $3.75 per share. As of March 31, 1997, Mr. McMahon beneficially owns 431,666 shares of the common stock of the Company, of which 416,666 are stock options that are exercisable within 60 days of March 31, 1997.


(c)      CONVERSION OF PREFERRED STOCK TO COMMON STOCK

         During the three months ended March 31, 1997, all of the remaining issued and outstanding shares of series A and B preferred stock were converted to an equivalent number of shares of issued and outstanding common stock.


(d)      CLINICAL STUDIES

         During the three months ended March 31, 1997, pilot testing and clinical studies on the Company's Optical BiopsyTM System began at one of three clinical sites.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X.

FORM 8-K:   No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1997

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SPECTRASCIENCE, INC.
                                 --------------------
                                      (Registrant)



         MAY 13, 1997            /S/ BRIAN T. MCMAHON
         ------------            --------------------
               Date              BRIAN T. MCMAHON
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



         MAY 13, 1997            /S/ CHING-MENG CHEW
         ------------            -------------------
               Date              CHING-MENG CHEW
                                 Vice President of Finance and Administration
                                 Chief Financial Officer, Treasurer and
                                 Corporate Secretary
                                 (Principal Financial and Accounting Officer)