Form 10QSB
period 1997-06-30
SPECTRASCIENCE INC
filed 1997-08-12
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 11, 1997 was 4,480,379.

Transitional Small Business Disclosure Format (Check one): Yes _____   No __X__

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                                  June 30, 1997


                                      Index

                                                                             Page No.
PART I -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

  Balance Sheets -- June 30, 1997 and December 31, 1996                          3

  Statements of Operations -- Three Months Ended June 30, 1997 and 1996          4
                              Six Months Ended June 30, 1997 and 1996

  Statements of Cash Flows -- Six Months Ended June 30, 1997 and 1996            5

  Notes to Financial Statements -- June 30, 1997                                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  7


PART II -- OTHER INFORMATION                                                     9

ITEM 1.  Legal Proceedings                                                       9

ITEM 2.  Changes in Securities                                                   9

ITEM 3.  Defaults Upon Senior Securities                                         9

ITEM 4.  Submission of Matters to a Vote of Security Holders                     9

ITEM 5.  Other Information                                                      10

ITEM 6.  Exhibits and Reports on Form 8-K                                       10

Signatures                                                                      11

Exhibit 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X     12

                         PART I -- FINANCIAL INFORMATION

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                                 June 30,         December 31,
                                                                   1997               1996
                                                               ------------       ------------
                                                                (Unaudited)          (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  2,327,247       $  3,047,182
   Inventories                                                      182,919            192,151
   Other current assets                                              71,630            103,736
                                                               ------------       ------------
Total current assets                                              2,581,796          3,343,069

Net property and equipment                                          179,315            207,520
                                                               ------------       ------------

         TOTAL ASSETS                                          $  2,761,111       $  3,550,589
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     72,791       $    107,866
   Accrued compensation and taxes                                   100,328             97,735
   Accrued expenses                                                 258,882            187,016
                                                               ------------       ------------
Total current liabilities                                           432,001            392,617

Commitments

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
       Convertible preferred stock, Series A:
         Authorized shares--5,000,000
         Issued and outstanding shares--66,667 in 1996                                  66,667
       Convertible preferred stock, Series B:
         Authorized shares--1,000,000
         Issued and outstanding shares--792,500 in 1996                                792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     4,480,379 on June 30, 1997 and
     3,621,212 on December 31, 1996                               1,120,095            905,303
Additional paid-in capital                                       44,531,314         43,886,939
Accumulated deficit                                             (43,322,299)       (42,493,437)
                                                               ------------       ------------
         TOTAL SHAREHOLDERS' EQUITY                               2,329,110          3,157,972
                                                               ------------       ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                             $  2,761,111       $  3,550,589
                                                               ============       ============

Note: The balance sheet on December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (Unaudited)


                                     Three Months Ended              Six Months Ended
                                          June 30                         June 30
                               ---------------------------     ---------------------------
                                   1997            1996            1997            1996
                               -----------     -----------     -----------     -----------
Revenue                        $      --       $      --       $      --       $      --

Cost of products sold                 --              --              --              --
                               -----------     -----------     -----------     -----------
   Gross profit                       --              --              --              --

Operating expenses
   Research and development        226,017         233,096         490,075         468,991
   Selling, general and
     administrative                188,309         152,792         412,146         351,929
                               -----------     -----------     -----------     -----------
Total operating expenses           414,326         385,888         902,221         820,920

Interest and other
   income (expense)                 34,594          45,749          73,359          96,417
                               -----------     -----------     -----------     -----------
Net loss                       $  (379,732)    $  (340,139)    $  (828,862)    $  (724,503)
                               ===========     ===========     ===========     ===========

Net loss per share             $     (0.08)    $     (0.11)    $     (0.19)    $     (0.24)

Weighted average common
   shares outstanding            4,480,379       2,976,548       4,444,873       2,960,428

See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                              Six Months Ended
                                                                   June 30
                                                        ----------------------------
                                                            1997             1996
                                                        -----------      -----------
OPERATING ACTIVITIES
  Net loss                                              $  (828,862)     $  (724,503)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                             34,900           35,120
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                       --            100,319
         Decrease (increase) in inventories                   9,232          (23,438)
         Decrease in other current assets                    32,106           34,112
         Increase (decrease) in current liabilities          39,384          (50,548)
                                                        -----------      -----------

         Net cash used in operating activities             (713,240)        (628,938)

INVESTING ACTIVITIES
  Purchase of property and equipment                         (6,695)        (119,843)
                                                        -----------      -----------

        Net cash used in investing activities                (6,695)        (119,843)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --            132,625
                                                        -----------      -----------
        Net cash provided by financing activities              --            132,625
                                                        -----------      -----------

  Net decrease in cash and cash equivalents                (719,935)        (616,156)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                  3,047,182        4,123,326
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $ 2,327,247      $ 3,507,170
                                                        ===========      ===========

Supplemental schedule of non-cash transactions

Series A and B preferred stock converted into
  common stock                                          $   859,167

See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                                  June 30, 1997


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

--------------------------------------------------------------------------------


                          Notes to Financial Statements


NOTE A   Basis of Presentation

     The accompanying unaudited financial statements of SpectraSCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE B   Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the three- and six-month periods ended June 30, 1997, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported by the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Business

     SpectraSCIENCE, Inc. (the "Company" or "SpectraSCIENCE") develops innovative, minimally-invasive medical delivery systems to facilitate the diagnosis and treatment of a broad range of human diseases by utilizing advanced spectroscopy, fiber optics, computer hardware and software.

     The Company currently has two products that are in the testing and development stages: the Optical Biopsy(TM) System, which is targeted for the detection and differentiation of cancerous, pre-cancerous and healthy tissues; and the Spectroscopic Guidewire(TM) System, which is targeted for the detection of intracoronary thrombus and differentiation of atherosclerotic plaque.

     The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In 1992, the Company was re-organized and adopted a new name, SpectraSCIENCE, Inc. The Company's common stock, par value $.25 per share (the "Common Stock"), is currently traded on the NASDAQ Small-Cap Market under the symbol SPSI.


(b)  Results of Operations

     The Company recorded no revenue for the three and six months ended June 30, 1997 and June 30, 1996.

     Research and development expenses for the three and six months ended June 30, 1997 were $226,017 and $490,075 compared to $233,096 and $468,991 for the same periods in 1996. The slight decrease of 3.0% for the three months ended June 30, 1997 was primarily due to the fact that the first clinical research agreement with the Wellman Laboratories of Photomedicine, Massachusetts General Hospital, ended in the first quarter of 1997. As such, the expense related to this agreement during the quarter ended June 30, 1996 was not incurred in the quarter ended June 30, 1997. This decrease was offset by an increase in salary expenses related to the hiring of a Vice President of Development in November 1996, a Director of Regulatory Affairs in September 1996 and a product development engineer in March 1997. The slight increase of 4.5% for the six months ended June 30, 1997 was primarily due to personnel expenses mentioned above.

     Selling, general and administrative expenses for the three and six months ended June 30, 1997 were $188,309 and $412,146 compared to $152,792 and $351,929 for the same periods in 1996. The 23.2% increase for the three months ended June 30, 1997 was primarily due to increases in expenses for general corporate insurance, rent, legal, benefits and wages. In addition, expenses related to the 1997 annual meeting of shareholders were incurred in the second quarter of 1997, but were incurred in the first quarter of 1996. The increase of 17.1% for the six months ended June 30, 1996 was primarily due to increases in expenses mentioned above.

     Interest and other income for the three and six months ended June 30, 1997 were $34,594 and $73,359 compared to $45,749 and $96,417 for the same periods in 1996. The decrease was primarily due to lower balances in cash and cash equivalents.

     As a result of the above, the net loss for the three and six months ended June 30, 1997 was $379,732 and $828,862 compared to a net loss of $340,139 and $724,503 for the same periods in 1996. In spite of the increase in losses, the loss per share for the three and six months ended June 30, 1997 were $0.08 and $0.19 compared to $0.11 and $0.24 for the same periods in 1996. The reduction in the loss per share was due to a greater number of shares of common stock outstanding which resulted from the conversion of the remaining 859,167 shares of series A and series B preferred stock into an equivalent number of shares of common stock in the first quarter of 1997.


(c)  Liquidity and Sources of Capital

     Cash and cash equivalents on June 30, 1997 were $2,327,247 compared to $3,047,182 on December 31, 1996. The decrease in the cash position from December 31, 1996 to June 30, 1997 was the result of the net loss during the six-month period that ended June 30, 1997.

     The working capital of the Company on June 30, 1997 was $2,149,795 compared to $2,950,452 on December 31, 1996. This decrease was primarily due to a reduction of the cash position.

     Net cash used in operating activities for the six months ended June 30, 1997 was $713,240 compared to $628,938 for the same period in 1996. This increase was primarily due to the higher net loss in 1997 compared to 1996.

     Net cash used in investing activities for the six months ended June 30, 1997 was $6,695 compared to $119,843 for the same period in 1996. This decrease was due to lower purchases of property and equipment in 1997.

     Net cash provided by financing activities for the six months ended June 30, 1997 was $0 compared to $132,625 for the same period in 1996. The conversion of all the remaining shares of series A and series B preferred stock to common stock in the first quarter of 1997 were non-cash conversions.

     Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There are no material on-going or pending legal proceedings which involve the Company.


ITEM 2.  Changes in Securities

     Not Applicable


ITEM 3.  Defaults Upon Senior Securities
         Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Reference is made hereby to the Company's definitive proxy statement (Form DEF 14A) for the Annual Meeting of Shareholders held on May 21, 1997, as filed with the Securities and Exchange Commission on April 8, 1997, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SpectraSCIENCE, Inc. (the "Meeting") was held on May 21, 1997

     Shareholders of record at the close of business on March 26, 1997, (the "Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 4,480,379 shares of the Company's common stock, par value $.25 per share (the "Shares"), were entitled to vote at the Meeting, of which a total of 3,834,820 Shares, or 85.6% of the total Shares outstanding, were represented at the Meeting.

(b)  The  following  individuals  were  re-elected  to serve as directors of the
     Company:

          Brian T. McMahon
          Henry M. Holterman
          Nathaniel S. Thayer

     Item One was the proposal to elect three (3) persons to serve as directors until the next meeting of shareholders or until their respective successors shall be elected and qualified. All of the nominees for directors were elected by the shareholders. The final votes for each of the nominees were as follows:

Name                      No. of Votes     As % of Total         No. of Votes     As % of Total
                          FOR              Shares Outstanding    WITHHELD         Shares Outstanding
----------------------------------------------------------------------------------------------------
Brian T. McMahon          3,786,401        84.5%                 48,419           1.1%
Henry M. Holterman        3,785,543        84.5%                 49,277           1.1%
Nathaniel S. Thayer       3,785,673        84.5%                 49,147           1.1%

     There were no broker non-votes for this item.

     Item Two was the proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for 1997. This proposal was approved by the shareholders. The final vote for this item was as follows:

No. of Votes FOR                      No. of Votes AGAINST                 No. of Votes ABSTAIN
(As % of Total Shares Outstanding)    (As % of Total Shares Outstanding)   (As % of Total Shares Outstanding)
---------------------------------------------------------------------------------------------------------------
3,800,203 (84.8%)                     7,688 (0.2%)                         26,929 (0.6%)

There were no broker non-votes for this item.

ITEM 5.  Other Information

(a)  Clinical Trials

     The Company received approval from the Food and Drug Administration (the "FDA") to commence human clinical trials on the Optical Biopsy(TM) System at three clinical research centers on 300 patients. Clinical trials have commenced at the Mayo Clinic, Rochester, Minnesota and the Hennepin County Medical Center, Minneapolis, Minnesota. Clinical trials at the third center, Massachusetts General Hospital, Boston, Massachusetts, are expected to commence in August 1997.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27:    Financial Data Schedule  pursuant to Article 5 of Regulation
                    S-X.

(b) Form 8-K: No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                                  June 30, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SpectraSCIENCE, Inc.
                                             (Registrant)



    August 12, 1997             /s/ Brian T. McMahon
----------------------              --------------------
         Date                       BRIAN T. McMAHON
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



    August 12, 1997             /s/ Ching-Meng Chew
----------------------              --------------------
         Date                       CHING-MENG CHEW
                                    Vice President Finance and Administration
                                    Chief Financial Officer
                                    Treasurer and Corporate Secretary
                                    (Principal Financial and Accounting Officer)