Form 10QSB
period 1997-09-30
SPECTRASCIENCE INC
filed 1997-11-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________


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

                         3650 Annapolis Lane, Suite 101
                          Minneapolis, Minnesota 55447
                    (Address of principal executive offices)

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

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on November 12, 1997 was 4,496,559.

Transitional Small Business Disclosure Format (Check one):  Yes ___      No _X_

                              SpectraSCIENCE, Inc.
                                   FORM 10-QSB

                               September 30, 1997

                                      Index
                                                                                         Page No.
                                                                                         --------
PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)                                                    3

    Balance Sheets -- September 30, 1997 and December 31, 1996                              3

    Statements of Operations --  Three Months Ended September 30, 1997 and 1996
                                 Nine Months Ended September 30, 1997 and 1996              4

    Statements of Cash Flows --  Nine Months Ended September 30, 1997 and 1996              5

    Notes to Financial Statements -- September 30, 1997                                     6

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations                                                                       7


PART II -- OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                                  9

ITEM 2.  Changes in Securities                                                              9

ITEM 3.  Defaults Upon Senior Securities                                                    9

ITEM 4.  Submission of Matters to a Vote of Security Holders                                9

ITEM 5.  Other Information                                                                  9

ITEM 6.  Exhibits and Reports on Form 8-K                                                   9

Signatures                                                                                 10

Exhibit 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X                11

                         PART I -- FINANCIAL INFORMATION

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                             September 30,   December 31,
                                                                 1997           1996
                                                             -------------   ------------
                                                              (Unaudited)       (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                $  1,991,157    $  3,047,182
   Inventories                                                   172,917         192,151
   Other current assets                                           58,706         103,736
                                                            ------------    ------------
Total current assets                                           2,222,780       3,343,069

Net property and equipment                                       168,981         207,520
                                                            ------------    ------------

         TOTAL ASSETS                                       $  2,391,761    $  3,550,589
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    109,253    $    107,866
   Accrued compensation and taxes                                 44,496          97,735
   Accrued expenses                                              221,010         187,016
                                                            ------------    ------------
Total current liabilities                                        374,759         392,617

Commitments

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
   Authorized shares--20,000,000
       Convertible preferred stock, Series A:
         Authorized shares--5,000,000
         Issued and outstanding shares--66,667 in 1996                            66,667
       Convertible preferred stock, Series B:
         Authorized shares--1,000,000
         Issued and outstanding shares--792,500 in 1996                          792,500
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     4,485,379 on September 30, 1997 and
     3,621,212 on December 31, 1996                            1,121,345         905,303
Additional paid-in capital                                    44,545,064      43,886,939
Accumulated deficit                                          (43,649,407)    (42,493,437)
                                                            ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY                            2,017,002       3,157,972
                                                            ------------    ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                          $  2,391,761    $  3,550,589
                                                            ============    ============

Note: The balance sheet on December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (Unaudited)


                                  Three Months Ended            Nine Months Ended
                                     September 30                  September 30
                              --------------------------    --------------------------

                                 1997            1996          1997            1996
                              -----------    -----------    -----------    -----------

Revenue                       $      --      $      --      $      --      $      --
                              -----------    -----------    -----------    -----------

Cost of products sold                --             --             --             --
                              -----------    -----------    -----------    -----------
   Gross profit                      --             --             --             --

Operating expenses
   Research and development       281,192        249,769        771,267        718,760
   Selling, general and
     administrative                77,353        167,428        489,498        519,357
                              -----------    -----------    -----------    -----------
Total operating expenses          358,545        417,197      1,260,765      1,238,117

Interest and other
   income (expense)                31,437         43,601        104,796        140,018
                              -----------    -----------    -----------    -----------

Net loss                      $  (327,108)   $  (373,596)   $(1,155,969)   $(1,098,099)
                              ===========    ===========    ===========    ===========

Net loss per share            $     (0.07)   $     (0.10)   $     (0.26)   $     (0.35)

Weighted average common
   shares outstanding           4,480,705      3,560,006      4,456,948      3,161,746


See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                       --------------------------
                                                          1997           1996
                                                       -----------    -----------
OPERATING ACTIVITIES
  Net loss                                             $(1,155,969)   $(1,098,099)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                            50,230         53,818
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                      --          100,639
         Decrease (increase) in inventories                 19,234        (17,106)
         Decrease (increase) in other current assets        45,030        (27,750)
         (Decrease) in current liabilities                 (17,858)       (39,814)
                                                       -----------    -----------

         Net cash used in operating activities          (1,059,333)    (1,028,312)

INVESTING ACTIVITIES
  Purchase of property and equipment                       (11,692)      (120,608)
                                                       -----------    -----------

        Net cash used in investing activities              (11,692)      (120,608)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                     --           48,688
  Proceeds from issuance of common stock                    15,000        907,622
  Proceeds from issuance of preferred stock                   --         (608,331)
                                                       -----------    -----------
        Net cash provided by financing activities           15,000        347,979
                                                       -----------    -----------

  Net decrease in cash and cash equivalents             (1,056,025)      (800,941)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 3,047,182      4,123,326
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 1,991,157    $ 3,322,385
                                                       ===========    ===========

Supplemental schedule of non-cash transactions

Series A and B preferred stock converted into
  common stock                                         $   859,167    $   608,331


See notes to financial statements.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                               September 30, 1997

--------------------------------------------------------------------------------
This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimates," "projects," "hopes" or expressions of a similar nature are intended to identify forward-looking statements within the meaning of the Act. The Company wishes to caution readers not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, for certain important cautionary factors, risks and uncertainties related to forward-looking statements.
--------------------------------------------------------------------------------



                          Notes to Financial Statements


NOTE A   Basis of Presentation

     The accompanying unaudited financial statements of SpectraSCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE B   Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the three- and nine-month periods ended September 30, 1997, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported by the Company.

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

     The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In 1992, the Company was re-organized and adopted a new name, SpectraSCIENCE, Inc. The Company's common stock, par value $.25 per share (the "Common Stock"), trades on the Nasdaq SmallCap Market under the symbol SPSI.

(b)  Results of Operations

     The Company recorded no revenue for the three and nine months ended September 30, 1997 and September 30, 1996.

     Research and development expenses for the three and nine months ended September 30, 1997 were $281,192 and $771,267 compared to $249,769 and $718,760 for the same periods in 1996. The increase of 12.6% for the three months ended September 30, 1997 was primarily due to increase in salary expenses related to the hiring of a Vice President of Development in November 1996 and other personnel in the product development and regulatory affairs areas, and increase in legal expenses associated with intellectual property. The increase of 7.3% for the nine months ended September 30, 1997 was primarily due to personnel and legal expenses mentioned above.

     Selling, general and administrative expenses for the three and nine months ended September 30, 1997 were $77,353 and $489,498 compared to $167,428 and $519,357 for the same periods in 1996. The 53.8% decrease for the three months ended September 30, 1997 was primarily due to a reduction in compensation expense and related taxes. The decrease of 5.7% for the nine months ended September 30, 1996 was primarily due to decreases in expenses mentioned above.

     Interest and other income for the three and nine months ended September 30, 1997 were $31,437 and $104,796 compared to $43,601 and $140,018 for the same periods in 1996. The decrease was primarily due to lower balances in cash and cash equivalents.

     As a result of the above, the net loss for the three and nine months ended September 30, 1997 were $327,108 and $1,155,969 compared to a net loss of $373,596 and $1,098,099 for the same periods in 1996. In spite of the increase in losses, the loss per share for the three and nine months ended September 30, 1997 were $0.07 and $0.26 compared to $0.10 and $0.35 for the same periods in 1996. The reduction in the loss per share was due to a greater number of shares of common stock outstanding as a result of the conversion of Series A and Series B preferred stock into common stock.

(c)  Liquidity and Sources of Capital

     Cash and cash equivalents on September 30, 1997 were $1,991,157 compared to $3,047,182 on December 31, 1996. The decrease in the cash position from December 31, 1996 to September 30, 1997 was the result of the net loss for the nine months ended September 30, 1997.

     The working capital of the Company on September 30, 1997 was $1,848,021 compared to $2,950,452 on December 31, 1996. This decrease was primarily due to a reduction of the cash position.

     Net cash used in operating activities for the nine months ended September 30, 1997 was $1,059,333 compared to $1,028,312 for the same period in 1996. This increase was primarily due to the higher net loss in 1997 compared to 1996.

     Net cash used in investing activities for the nine months ended September 30, 1997 was $11,692 compared to $120,608 for the same period in 1996. This decrease was due to lower purchases of property and equipment in 1997.

     Net cash provided by financing activities for the nine months ended September 30, 1997 was $15,000 compared to $347,979 for the same period in 1996. The higher number in 1996 was primarily due to warrant exercises.

     Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There are no material on-going or pending legal proceedings involving the Company.

ITEM 2.  Changes in Securities

     Not Applicable

ITEM 3.  Defaults Upon Senior Securities

     Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

ITEM 5.  Other Information

(a)  Clinical Trials

     Clinical trials on the Optical Biopsy System(TM) commenced at the Massachusetts General Hospital, Boston, Massachusetts, in October 1997. The other sites where clinical studies have commenced are the Mayo Clinic, Rochester, Minnesota and the Hennepin County Medical Center, Minneapolis, Minnesota.

(b)  Insider Trading

     On August 5, 1997, Mr. Brian T. McMahon, Chairman, President and Chief Executive Officer of the Company, acquired 10,000 shares of common stock of the Company on the open market at a price of $4.00 per share. As of September 30, 1997, Mr. McMahon directly owns 25,000 shares of the common stock of the Company, and stock options for 639,065 shares of common stock, 316,666 of which are exercisable within 60 days of September 30, 1997.

(c)  Statement of Changes in Beneficial Ownership on Form 4

     With  the  exception  of one  monthly  Form 4 from Mr.  Brian  T.  McMahon,
Chairman, President and Chief Executive Officer of the Company, which was inadvertently filed late, all other Form 4's for officers and directors of the Company were timely filed with the U.S. Securities and Exchange Commission.


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X.

(b) Form 8-K:   No  reports  on Form 8-K were  filed by the  Company  during the quarter covered by this report.

                              SpectraSCIENCE, Inc.

                                   FORM 10-QSB

                               September 30, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SpectraSCIENCE, Inc.
                                --------------------------------------------
                                    (Registrant)



    November 13, 1997           /s/ Brian T. McMahon
        Date                    --------------------------------------------
                                BRIAN T. McMAHON
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)



    November 13, 1997           /s/ Ching-Meng Chew
        Date                    --------------------------------------------
                                CHING-MENG CHEW
                                Vice President Finance and Administration
                                Chief Financial Officer
                                Treasurer and Corporate Secretary
                                (Principal Financial and Accounting Officer)