Form 10KSB
period 1997-12-31
SPECTRASCIENCE INC
filed 1998-03-31
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _____________from to _______________

                         Commission File Number: 0-13092

                              SpectraSCIENCE, Inc.
                 (Name of small business issuer in its charter)


             Minnesota                                    41-1448837
      (State of incorporation)                         (I.R.S. Employer
                                                      Identification No.)


  3650 Annapolis Lane, Suite 101,
      Minneapolis, Minnesota                              55447-5434
       (Address of principal                              (Zip Code)
        executive offices)

                    Issuer's telephone number: (612) 509-9999

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.25 Par Value
                                (Title of Class)


                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its fiscal year ended December 31, 1997 were:  $0

As of March 26, 1998, the number of outstanding shares of the Registrant's Common Stock, par value $.25 per share, was 4,624,338. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,902,113 based on the last reported closing price of $6.25 on March 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or prior to April 20, 1998, are incorporated herein by reference in Part III, as specified.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              SpectraSCIENCE, Inc.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                Table of Contents

                                                                           Page
                                                                           ----

PART I                                                                       3

Item 1.   DESCRIPTION OF BUSINESS                                            3

Item 2.   DESCRIPTION OF PROPERTY.                                          10

Item 3.   LEGAL PROCEEDINGS.                                                10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              10


PART II                                                                     10

Item 5.   MARKET FOR COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS.                                      10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                 12

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                        15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.                           15


PART III                                                                    16

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.                                              16

Item 10.  EXECUTIVE COMPENSATION.                                           16

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.                                                   16

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   16

Item 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.          16

SIGNATURES                                                                  19

                              SpectraSCIENCE, Inc.

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 1997

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

     The Company was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SpectraSCIENCE, Inc. on October 16, 1992 and the name change was approved by the Company's shareholders on May 13, 1993.

     The Company's common stock, par value $.25 per share, is traded on the NASDAQ Small-Cap Market under the symbol SPSI.

     The Company's  corporate  offices are located at 3650 Annapolis Lane, Suite
101, Minneapolis, Minnesota 55447-5434. The Company's telephone number is 612/509-9999, its fax number is 612/509-9805, and its e-mail address is spsi@spectrascience.com. The Company also has a web-site which can be accessed at http://www.spectrascience.com.

(b)  Business of the Company

     From 1983 until 1992, the Company pursued the development, manufacture and sale of laser-enhanced angioplasty catheter systems for the treatment of heart and blood vessel disease by focusing on its LASTAC(R) system, and subsequently, the Laser Angiosurgery System, in conjunction with the Massachusetts Institute of Technology and the Cleveland Clinic Foundation. Since 1992, the Company has re-focused its development efforts on diagnostic products utilizing spectroscopic techniques and changed its name to SpectraSCIENCE, Inc. in 1992. Two products based on spectroscopic techniques and technology currently under development are the Optical Biopsy(TM) System and the Spectroscopic Guidewire(TM) System, which are described below.


Products and Markets

Optical Biopsy(TM) System

     The Optical Biopsy(TM) System ("OBS") is composed of three components: a spectro-photometric console ("OBS Console"), a biopsy forceps incorporating an optical probe ("Optical Biopsy Forceps" or "Forceps") and proprietary tissue recognition algorithm software ("Software"). The Forceps can be disposable or reusable. The reusable Forceps incorporates a disposable optical probe. The Company has obtained 510(k) clearance from the United States Food and Drug Administration ("FDA") for the disposable Biopsy Forceps on December 2, 1996 and the reusable Biopsy Forceps on December 2, 1997 (see Governmental Regulations below).

     The OBS is currently targeted for use in the detection and differentiation of cancerous, pre-cancerous and healthy tissues. The Company intends to initially focus on the detection and differentiation of cancer in the gastrointestinal tract using minimally-invasive endoscopic techniques.

     There are approximately 165,000 new cases of gastrointestinal cancer detected annually, of which an estimated 131,200 are cancer of the colon and rectum. Colorectal cancer is one of the most frequent cancer diagnoses in the United States and it is the number two contributor to cancer deaths in the United States, with an estimated 54,900 deaths per year (1997 estimate). The largest cause of cancer deaths in the United States is lung cancer, with an estimated 160,400 deaths in 1997.

     The current method of detection of colorectal cancer is through biopsies, which entails the insertion of an endoscope with a biopsy forceps to harvest tissue samples for analysis in the pathology laboratory. The waiting period for obtaining biopsy results can be as long as two weeks. The OBS, on the other hand, could offer immediate feedback to the physician, thereby reducing the number and cost of biopsies, eliminating waiting time and preventing the need for an additional endoscopy. In the United States, it is estimated that about
7.5 million colon endoscopies and three million in upper gastrointestinal endoscopies are currently performed each year. These procedures are growing at a rate of approximately 15-20% per year. Outside of the United States, the number of colon endoscopies currently performed is estimated to be about 14 million, and is also growing at a rate of approximately 15-20% per year.

     The Company believes that once commercialized, the OBS could be expanded into other medical applications, including the detection of cancer in the lungs, urinary tract, bladder, prostate, cervix and other minimally-invasive endoscopic and laparascopic applications. These medical applications could potentially represent large market opportunities for the Company. However, there can be no assurance that the OBS will be commercialized or that the Company will be successful in adapting the OBS for other medical specialties.

Spectroscopic Guidewire(TM) System

     Like the OBS, the Spectroscopic Guidewire(TM) System ("SGS") is also composed of three components: the spectrophotometric console ("SGS Console"), a disposable optical core spectroscopic guidewire ("Guidewire") and proprietary tissue recognition algorithm software ("Software"). The SGS Console is virtually identical to the OBS Console. The Guidewire functions both mechanically as a conventional coronary guidewire and optically in the transmission and collection of light energy when connected to the SGS Console.

     The SGS is targeted for the detection of intra-coronary thrombus and differentiation of atherosclerotic plaque, hospitals with cardiovascular programs, both in the United States and overseas, are the primary market for the SGS. Currently there are different methods to treat blockages of the arteries of the heart, including surgery, drugs and angioplasty. There are different modalities of angioplasty, including balloon angioplasty or percutaneous transluminal coronary angioplasty ("PTCA"), laser angioplasty, and atherectomy using shaving or drilling devices.

     The market size for all PTCA procedures  worldwide is estimated to be about
1.1 million procedures, or $1.5 billion. Slightly more than half of these procedures are performed at about 1,000 centers in the United States, 200 of which perform about 65% of the total procedures in the United States. The number of PTCA procedures is growing rapidly with the introduction of intra-coronary stents that have been found to reduce the rate of restenosis (i.e. re-establishment of blockage) in PTCA procedures.

     Due to the current competitive environment and cost containment measures, reimbursement for angioplasty procedures are capped. In addition, in the last two years, stents have revolutionized the entire angioplasty procedure once it was shown that the use of a stent improves the restenosis rate. As such, other modalities and new procedures, including atherectomy and intra-vascular ultra-sound, have rapidly decreased in popularity. This trend has obviously affected the Company's strategy of positioning the SGS as a diagnostic modality to assist in PTCA procedures.

Distribution, Marketing and Customers

     The Company is currently engaged in ongoing discussions with potential strategic partners with strong market niches which are dominant players in the United states and/or internationally in the field of gastrointestinal medicine. The Company believes that such strategic partners will be able to leverage their dominance in their respective niches with the Company's products, especially the Optical Biopsy(TM) System. The Company is also evaluating options to market and distribute the Optical Biopsy System directly to managed-care organizations. The Company intends to build a small in-house marketing and business development department to assist in the commercialization of the Company's products worldwide and to provide clinical education to physicians, nurses, and laboratory technicians.

     While the Company signed a three-year exclusive international distribution agreement with SCIMED Life Systems, Inc. ("SCIMED"), a wholly-owned subsidiary of Boston Scientific Corporation (Natick, Massachusetts) in August 1994 to distribute the SGS for cardiovascular applications in international markets, sales through SCIMED were very modest at the beginning of the agreement and failed to meet expectations. The SCIMED agreement expired in 1997.

     On August 14, 1995, the Company received the European Community Certificate of Conformity, which allows the Company to put the Conformite Europeane ("CE") mark on the Console, indicating that it was in compliance with the electromagnetic compatibility (EMC) standard EN 60601-1-2(1993). However, the products will have to be re-certified with the CE mark under the new Medical Device Directive of the European Union (see Government Regulations below). In order to receive a CE mark of the entire system, ISO 9001 Certification must be accomplished. Under the new Medical Device Directive, products must be approved with the CE mark before it can be distributed or sold in the countries of the European Union.

Competition

Spectroscopy

     While the use of spectroscopy for scientific research is common, the Company believes it is one of the pioneers in utilizing spectroscopy for cancer detection. Several prominent universities and medical institutions have basic research projects involving "in-vivo" spectroscopic diagnostics. There is a growing interest in the application of spectroscopic diagnostics for other medical specialties, though few products have been commercialized.

     Xillix Technologies (Richmond, British Columbia, Canada), obtained marketing clearance from the United States Food and Drug Administration ("FDA") for its LIFE-Lung fluorescence system that utilizes light-based spectroscopy for the detection and localization of lung cancer. Xillix is currently developing a system for detection of gastrointestinal cancers of the esophagus, stomach, intestines and colon. However, its system is large and cost approximately $200,000 per system. Xillix has a strategic alliance with Olympus (Japan). Olympus supplies endoscopic equipment to endoscopists throughout the world, having an estimated 70% of the market. The second largest endoscopic equipment supplier to endoscopists is Pentax (Japan) with about 25% of the market.

     Mediscience Technology (Cherry Hill, New Jersey) is evaluating a product called CD Scan which uses scanning fluorescence technology for noninvasive, early cancer detection. The device optically scans the surface of suspect tissue with a fiberoptic probe. The resulting fluorescence spectrum is then compared to a similar scan of healthy tissue. Currently, Mediscience is focused on clinical studies on oral leukopakia, a precancerous condition of the mouth, and possibly on precancerous gastrointestinal conditions.

     Lifespex (Kirkland, Washington) is a development stage company utilizing spectroscopic diagnostic techniques for the identification of cancerous tissues.

     Medispectra (Cambridge, Massachusetts) is evaluating an optical biopsy system to detect a variety of potentially cancerous conditions, including cervical abnormalities, precancerous bladder lesions, and suspicious polyps in the colon.

Biopsy Forceps

     For standard (non-light transmitting) biopsy forceps, the market is divided into disposable and reusable segments. In the disposable segment, representing 30% of the market, the leader is Microvasive (a division of Boston Scientific Corporation, Natick, Massachusetts) which has 70% of the market segment, followed by CR Bard (Murray Hill, New Jersey) and Wilson-Cook (Winston-Salem, North Carolina). In the re-usable segment, representing 75% of the market, the leader is Olympus, followed by Wilson-Cook and CR

Bard. Until recently, the market was moving towards reusables but now is moving back towards disposables again because of the fear of transmission of HIV and Hepatitis C virus and the lowering of disposable costs.

Cardiovascular Applications

     In cardiovascular applications, the Company has no direct competitors using spectroscopy for the detection and diagnosis of atherosclerotic plaque. While there are no similar products, the competing technologies presently in the cardiovascular market are intra-vascular ultrasound imaging ("IVUS") and angioscopy. Companies currently marketing products utilizing IVUS technology are Cardiovascular Imaging Systems/CVIS (Sunnyvale, California), a wholly-owned subsidiary of Boston Scientific Corporation, Endosonics (Pleasanton, California) and Hewlett-Packard (Milpitas, California). Companies marketing products based on angioscopy technology are Baxter-Edwards (Irvine, California), Olympus (Japan) and A.D. Krauth (Germany).

     Many of these competitors are better capitalized and have greater access to financial, technical and other resources than the Company.

Manufacturing and Sources of Supply

     Currently, the basic assembly of the OBS Console is completed in-house. The SGS Console was assembled by an outside contractor. The Software is developed in-house in conjunction with outside consultants. The Guidewire and Forceps are produced by other contract manufacturers that are experienced and specialized in the manufacture of medical guidewires or forceps. The Company then assembles the components, many of which are available "off-the-shelf", inspects and tests the completed systems at the Company's facilities.

     There are risks involved in having sole sources of supply for the manufacturing of the Guidewire and Forceps. While the performance of these manufacturers has been satisfactory to-date, with the exception of one manufacturer of Guidewires in the past, there can be no assurance that they will continue to perform up to the Company's standards, meet government regulations and handle labor unrest, if any. Any shortfalls in the ability of these contract manufacturers to meet standards and regulations could severely impact the Company's ability to test and sell its products.

     The Company purchases many components from various suppliers that are either standard components or are built to the Company's proprietary specifications. In addition, the Company contracts with third parties to perform certain manufacturing processes. Most of the purchased components and processes are available from more than one vendor. The process of qualification of additional or replacement vendors for certain components or services is a time-consuming process, especially in the heavily regulated medical device industry, and any supply interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

Patents

     The Company was issued a patent by the United States Patent and Trademark Office on February 11, 1997 entitled "System for Diagnosing Tissue with Guidewire" (Patent No. 5,601,087). The Company was also issued a European Patent entitled "Apparatus for Diagnostic Imaging" (European Patent No. 0669820)
covering eleven countries on April 16, 1997. The Company was informed by the United States Patent and Trademark Office on November 25, 1997 that claims under its patent application entitled "Optical Biopsy Forceps" (Application No. 08/644,080) are allowed. This patent is expected to be issued sometime in 1998. The Company was issued two new patents in the United States in 1995, entitled "Guidewire Catheter and Apparatus for Diagnostic Imaging" (Patent No. 5,383,467) and "Method of Diagnosing Tissue with Guidewire" (Patent No. 5,439,000). These patents augment the Company's current intellectual property portfolio.

     The Company expects to file additional patent applications in 1998. Two additional patents were filed in March 1998. As of March, 1998, there were five patents pending in the United States, and two patents pending in various foreign countries. There can be no assurance whether any additional patents will be filed or issued, or if issued, that such patents will afford the Company any competitive advantage.

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

     The Company believes its patents, in addition to the patents that the Company has licensed, will continue to strengthen its intellectual property position while assisting the Company's present and future research, development and marketing efforts.

Industry Economics

     In the United States, the market for the Company's products is primarily medical institutions. The health care services such institutions provide to their patients are paid by various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans. Medicare and Medicaid determine whether a particular procedure should be covered. Hospitals are reimbursed for medical procedures at a fixed rate according to Diagnosis Related Groups ("DRGs") established by the Health Care Financing Administration ("HCFA"), a federal government body. The fixed rate of reimbursement is based on the procedure performed and is typically unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, payers may deny reimbursement. In addition, payers may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication, or not cost-effective.

     Currently, there are no established DRGs covering spectroscopic diagnostic procedures for either cancer detection or cardiovascular applications. As such, reimbursement for procedures using the Company's products is not available at this point. However, DRG reimbursement for endoscopic procedures, such as flexible sigmoidoscopy, colonoscopy and polypectomy, are already established, including fees for biopsies. Since the OBS should provide clinical utility and reduces cost and time, the Company anticipates that once FDA clearance is obtained, reimbursement for procedures utilizing the OBS would eventually be available. However, there can be no certainty that this will happen in the future or within a time-frame that would benefit the Company.

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

     Governmental prospective reimbursement programs, which provide fixed reimbursement based on DRGs, provide economic incentives for health care institutions to reduce operating costs by being more efficient and productive. For every illness to be treated or procedure to be performed, only an average rate will be reimbursed. Therefore, the more cases that can be treated below the designated rate with less major surgery and shorter hospital stays, the higher the level of profitability.

     Capital costs for medical equipment purchased by hospitals are reimbursed separately from DRG payments. Therefore, the market for the Company's products could be adversely affected by changes in governmental and private third-party payers' policies or by federal legislation that reduces reimbursements under the capital cost pass through systems for capital equipment.

     The funding for Medicare and Medicaid is also subject to limits set by Congress. In 1997 Congress approved an increase in funding to HCFA of $2.2 billion over five years for preventive colorectal cancer screening tests. The Company believes such funding could lead to greater awareness of the disease among the general populace, larger budgets for screening, higher reimbursement levels and potentially the establishment of new reimbursement codes for new technologies like the Optical Biopsy(TM) System.

     This does not mean that cost is not an issue in the healthcare market. On the contrary, cost reduction, cost containment, managed care, capitation pricing (i.e. fixed price per procedure, rather than the number of disposable products or hospital supplies used), and consignment sales are becoming more and more common, not only in the United States but also in many European countries and Japan. Limits on third-party reimbursements leading to cuts in reimbursements for new procedures or experimental procedures is becoming a reality. This would affect the ability of smaller companies with new technologies, like SpectraSCIENCE, to compete with larger established firms. The emphasis on cost containment and cost reduction has led to an increase in participants in managed care environments when companies seek to reduce their cost of providing health care benefits to employees.

     With the strong emphasis on cost containment, many vendors have merged or acquired other suppliers in order to achieve economies of scale and to be the dominant vendors for a range of products which would lend themselves to "bundling" of products or product lines together and be price competitive.

     The FDA continues to place a heavy emphasis on economic utility in addition to being a watchdog for clinical utility and safety of products, in considering approvals of medical devices. Companies will need to prove economic advantages up-front, which places a greater burden on companies, especially if they are in the start-up or development stages. This could potentially lead to less advances in innovative technologies. Also, it is very unlikely for HCFA to approve a new technology unless it receives prior clearance from the FDA.

     Internationally, similar trends of cost containment and lower reimbursements are also becoming very apparent. In addition, the countries of the European Union have established other protectionist barriers such as import tariffs, duties and taxes, and additional regulations such as requiring ISO certification and CE marking before products can be sold in the European Union. Such regulations and requirements could impact the Company's ability to compete and enter those foreign markets.

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

     FDA clearance to distribute a new device can be obtained in one of two ways. If a new device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification.

     A second, more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the applicant must conduct non-significant risk clinical trials in compliance with testing protocols approved by the Institutional Review Board ("IRB") for the participating research institution. The IRB is an internal board in each medical institution that oversees and approves all clinical studies. Second, a pre-market approval ("PMA") application must be submitted to the FDA that describes the results of the clinical trials, the device and its components, the methods, facilities and controls used for its manufacture, proposed labeling and the demonstration that the product is safe and effective. Finally, the manufacturing site for the product subject to the PMA must pass an FDA pre-approval inspection.

     In 1997,the FDA approved a significant number of PMA medical device applications within 180 days of submission filing date. However, there is no assurance if or when a PMA application would be approved. Furthermore, there can be no assurance that FDA clearance for these products, any future products, or any modification of an existing product will be granted, or the process will not be unduly lengthy.

     In connection with either a 510(k) notification or a PMA, clinical testing of a "significant risk" device requires the submission of an investigational device exemption ("IDE") application to the FDA. An IDE application is not required for a "non-significant risk" ("NSR") device. The Optical Biopsy(TM) System ("OBS") is considered an NSR device. While an IDE application is not required in this case, the FDA, in its discretion, may still require the Company to submit an IDE application. In such an event, the Company may be required to repeat all or part of the clinical testing conducted prior to obtaining an IDE, which may delay approval of the OBS.

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

Clinical Studies

     The Company is conducting ongoing multi-center clinical studies using the Optical BiopsyTM System for detection of colorectal cancer at three medical centers: the Mayo Clinic in Rochester, Minnesota, the Massachusetts General
Hospital in Boston, Massachusetts, the Hennepin County Medical Center and Minnesota Gastroenterology PA, both of which are located in Minneapolis, Minnesota. As of January 20, 1998, clinical data on a sufficient number of patients has been obtained to support a PMA application to the FDA. The Company expects to file a PMA application with the FDA in fiscal 1998.

     In addition, a multi-center clinical trial for the detection of esophageal cancer has also commenced at the Mayo Clinic and the Hennepin County Medical Center.

     Internationally, the European Union (the "EU") has adopted a new Medical Device Directive, which will be implemented beginning July 1998 in all countries of the European Union. In order to sell a medical device in the EU beginning July 1998, companies must have ISO certification, and all products must have the CE mark. In order to receive a CE mark for sales in Europe, the Company must receive ISO 9001 certification first. The Company will be seeking ISO 9001 certification and CE marks for the Optical Biopsy(TM) System. There can be no assurance that the Company will receive ISO certification or CE mark for any of its products or product components, or if obtained, they will be obtained in a timely manner.

Product Research and Development

     During the years ended December 31, 1997, 1996 and 1995, the Company's research and development expenditures were $1,095,281, $998,137 and $660,504 respectively. The Company's research and development efforts are focused primarily on the Company's Optical BiopsyTM System and, to a lesser degree, the Spectroscopic Guidewire(TM) System.

     The Company obtained 510(k) clearance from the United States Food and Drug Administration ("FDA") for the disposable Biopsy Forceps on December 2, 1996 and the Reusable Biopsy Forceps on December 2, 1997. Current research and development efforts are focused on (a) gathering additional data to continually improve the accuracy of the tissue recognition algorithm software in regards to colorectal cancer, (b) expanding clinical studies in esophageal cancer, (c)cost reduction engineering and integration into existing endoscopy systems currently utilized in endoscopy suites in hospitals. There can be no assurance that the Company will be successful in its efforts or that clinical studies will yield favorable results for the Company.

     In 1995, the Company signed a two-year research and development agreement with Wellman Lab, to commence clinical feasibility research studies on the detection and differentiation of cancerous, pre-cancerous and healthy tissues. This agreement called for the payment of approximately $50,000 per quarter to Wellman Lab. The agreement expired in March 1997.

     Additional plans to conduct research into other medical specialties may take place in a cooperative effort with strategic partners, or when the Company achieves profitability.

Employees

     The Company hired a Director of Product Development in June, 1997. There were nine full-time employees at December 31,1996, and 11 full-time employees at December 31, 1997. As of March 30, 1998, there were 11 full-time employees, eight of whom were engaged in product engineering design and development, manufacturing, and regulatory affairs.

     The Company also relies heavily on external consultants in the regulatory, software development and design engineering areas. The Company has been successful in attracting and retaining qualified technical personnel. There can be no assurance, however, that the Company will be able to continue to attract or retain the skilled employees it requires for profitable operations. The Company is not subject to any collective bargaining agreement and believes that its employee relations are generally satisfactory.

Item 2. DESCRIPTION OF PROPERTY.

     The Company moved its offices to a leased facility located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434 on November 1, 1996. This facility consists of approximately 5,530 square feet of office, laboratory, quality testing, and warehouse space. The five-year lease provides for monthly rental payments of $4,434 for the first 36 months, and $4,561 for the next 24 months. The current rent including a pro rata share of operating expenses and real estate taxes is approximately $6,115 per month. The lease expires at the end of October 2001. The Company maintains levels of standard property and casualty insurance coverage on its property that management of the Company deems appropriate.


Item 3. LEGAL PROCEEDINGS.

     There are no material ongoing or pending legal proceedings which involve the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the security holders since the 1997 annual meeting.


                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)  Market Information

     The Common Stock of SpectraSCIENCE has traded on the NASDAQ Small-Cap Market since May 15, 1996, under the symbol "SPSI". The Common Stock traded on the National Association of Security Dealers Automated Quotation System ("NASDAQ") from November 13, 1984 under the symbol "GVMI". In September 1992, the stock symbol was changed from "GVMI" to "SPSC". The stock symbol was subsequently changed to "SPSI" in June 1994 when it was listed on the over-the-counter ("OTC") market.

     The following table sets forth, for the periods indicated, high and low closing prices as reported by NASDAQ and OTC Bulletin Board and also prices that the Company obtained from third party sources, such as MetroData Services and the Wall Street Journal. To the best of its knowledge, the Company believes that the information obtained from these sources is accurate.

                                    1997                        1996
   STOCK PRICES (1)       ------------------------    -----------------------
   (in $ per share)         High         Low            High         Low
   Quarter Ended            Close        Close          Close        Close
   ---------------------  ------------------------    -----------------------

   March 31                 5.125        3.625          9.125        6.75
   June 30                  4.5          2.4375        10.625        6.375
   September 30             4.75         3.625          7.75         4.25
   December 31              9.125        4.5625         6.00         4.375
   ---------------------  ------------------------    -----------------------

     (1) The prices of the Company's stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The closing prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     On March 26, 1998, the closing price quoted for the Common Stock was $6.25 per share.

(b) Holders

     On March 26, 1998, there were 989 registered shareholders of record of 4,624,338 shares of the Common Stock, excluding shareholders that are registered in "street-names." The Company estimates that there were a total of approximately 5,000 beneficial shareholders.

(c) Dividends

     Since its incorporation, the Company has not paid any dividends, and no dividend payments are contemplated in the foreseeable future. The Company will retain any earnings it may generate to provide for the operation and expansion of its business.

(d)  Other Securities

     The Company did not raise any additional funds in 1997 through any public or private offerings. A total of $95,514 was raised in fiscal 1997 through exercise of stock options for 10,069 shares of Common Stock and exercise of warrants for 16,111 shares of Common Stock.

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

Private Placements of Preferred Stock

     Two private placements of convertible preferred stock with attached warrants were completed in 1995. Neither the shares of preferred stock nor the warrants are intended for trading on any official exchanges.

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

     The table below summarizes the history of the funds raised since 1994:

                                 Preferred      Issue      Net Amount                           Exercise       Term/
                   Date            Shares       Price        Raised           Warrants            Price        Years
                   ----            ------       -----        ------           --------            -----        -----
Bridge Loans (1)   9/30/94                                  $   525,000       194,998(5)         $3.00          5
                   3/31/95                                                      6,667(6)         $5.00          3
Preferred          3/31/95           674,998    $3.00       $ 1,440,000       225,000(7)         $5.00          3
A (2,4)            6/29/95
Preferred          12/28/95          792,500    $5.00       $ 3,526,625       264,175            $9.50          3
B (3,4)                                                                        79,250            $5.00          5
                                                                               26,418            $9.50          5
                                   ---------                -----------       -------
  TOTAL                            1,467,498                $ 5,491,625       796,508(8)
                                   ---------                -----------       -------

1. Bridge Loans were later converted to Preferred A. Warrants for a total of 26,667 were issued to the selling agent.

2. Series A convertible preferred stock, par value $1.00 per share, non-voting, non-dividend and non-interest yielding. The total amount of $1,440,000 excludes the $525,000 raised through the bridge loans which were later converted to Preferred A.

3.   Series  B  convertible  preferred  stock,  par  value  $1.00,   non-voting,
     non-dividend and non-interest yielding. Warrants for a total of 105,668 shares were issued to the selling agent.

4. All preferred stock was converted to common stock by the first quarter of fiscal 1997.

5.   10,000 of these were exercised in the fourth quarter of fiscal 1997.

6.   3,333 of these were exercised in the fourth quarter of fiscal 1997.

7. 33,333 of these were exercised in the third quarter of fiscal 1996 and 2,778 of these were exercised in the fourth quarter of fiscal 1997.

8. As of February 27, 1998, the total number of shares under warrants is 747,064, which if completely exercised, will raise a total of $4,672,993 for the Company. There is no assurance that any of the warrants will be exercised.

     In March 1998 (as of March 26, 1998), warrants for 111,112 shares of Common Stock were exercised at an exercise price of $5.00, raising $555,560 for the Company. On February 2, 1998, stock options for 6,667 shares of Common Stock were exercised at an exercise price of $3.00, raising $20,001 for the Company. From January 1 through March 26, 1998, the total amount raised through the exercise of warrants and options was $575,561.

Stock Options

     As of March 26, 1998, there were 1,254,144 stock options outstanding, 90.7% of which were held by employees.

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

Plan of Operation

     The Company's cash position on December 31, 1997 was $1,638,171. The Company intends to raise additional funds from various sources, including but not limited to, strategic partners and private placements. The Company also believes additional funds will be available from the exercise of warrants issued to investors in previous private placements. The Company believes it will require an additional $3 million to $5 million in order to implement the plan described below.

     The Company intends to utilize the additional funds to continue pursuing the development of the Company's products through (1) the expansion of clinical studies and clinical trials; (2) working with managed care organizations on outcome based studies; and (3) expansion of the gastrointestinal applications of the Company's products.

     In addition, the Company also intends to utilize additional funding to continue the development of a market for the Company's products and strengthening the Company's ability to compete in the industry through: (1) entering into strategic alliances for marketing and distribution of the Company's products in market niches in the United States and internationally;
(2) establishing manufacturing processes or relationships for the Company's products; (3) establishing a marketing and education organization for monitoring, training and education of the Company's customers; (4) obtaining ISO 9001 certification for the OBS; and (5) continuing to strengthen the Company's intellectual property position with additional patents and licensing.

     If the Company is able to raise additional funds, the Company believes it will be able to implement the above planning goals without the need to purchase or lease any additional plant space or significant pieces of equipment. The Company also believes it will be able to operate under the above described plan without having to increase the number of employees significantly during fiscal 1998.

     In the event the Company is unable to raise all or any of the additional funds it believes it requires, the Company will likely be forced to adjust the plan and potentially be required to move at a slower than anticipated pace and possibly pursue other courses of action. While the Company believes it will be able to raise the necessary funds for on-going operations and implementation of its plan, there can be no assurance that the Company will be successful in raising all or any of the funds it requires, or that the funds will be raised on a timely basis.

Year 2000 issue

     In regards to the Year 2000 issue, the Company has analyzed its internal systems for the potential impact of Year 2000 compliance. Although computer software and hardware are used in various operations within the Company, including financial reporting, certain manufacturing and assembly functions, and also in the OBS and SGS, the Company does not believe that the Year 2000 issue will have a material impact on the Company.


Results of Operations

Years ended December 31, 1997 and 1996

Revenue

     The Company recorded no revenue for the years ended December 31, 1997 and 1996. While the Company has received 510(k) clearance from the FDA for the disposable Biopsy Forceps and the reusable Biopsy Forceps, the Company has decided to commercialize the Forceps only as part of the Optical Biopsy(TM) System. As such, the Company does not expect to generate any significant revenue until FDA clearance has been obtained for the entire Optical Biopsy(TM) System.

Research and Development

     Research and development expenses for the year ended December 31, 1997 totaled $1,095,281 compared to $998,137 for the year ended December 31, 1996. This represented an increase of $97,144 or 9.7% and was primarily due to (a) increased expenses related to the human multi-center clinical trials on the Optical Biopsy(TM) System, (b) two additional personnel hired in the middle of the year for product development and documentation, (c) increased legal fees associated with intellectual property protection and (d) filing and increased consulting costs for system development, data analysis and regulatory filing..

Selling, General & Administrative Expenses

     Selling, general and administrative ("SGA") expenses for the year ended December 31, 1997 totaled $679,809 compared with $723,825 for the year ended December 31, 1996. This represented a decrease of $44,016 or 6%. This reduction in SGA expenses is primarily due to elimination of an office administrator and many other cost reduction measures. The reduction in expenses was offset partially by increase in expenses in investor relations related costs. In the third quarter of 1997, the Company hired a consultant who assisted the Company in investor relations with brokers and analysts in major cities in the United States, in order to provide better and wider dissemination of knowledge regarding the Company and its technology.

Interest and Other Income

     Interest and other income was $131,299 for the year ended December 31, 1997 compared to $176,043 for the year ended December 31, 1996. This represented a decrease of $44,744 or 25.4% and was due to the lower average cash balances during 1997 compared with 1996. The lower average cash balance in 1997 was the result of the lack of revenue.

Net Losses

     As a result of the above factors, the Company reported a net loss of $1,643,791 for the year ended December 31, 1997 compared to $1,545,919 for the year ended December 31, 1996. This represented an increase of $97,872 or 6.3%, primarily due to increased research and development costs and lower interest and other income. The net loss per share was $.37 for the year ended December 31,1997 compared to a net loss per share of $.47 in for the year ended December 31, 1996, as a result of a higher weighted average shares outstanding in 1997. The higher number of average shares outstanding was primarily due to the conversion of all the outstanding preferred stock into an equivalent number of shares of common stock.


Years ended December 31, 1996 and 1995

Revenue

     Gross revenue for the year ended December 31, 1996 was $0 compared to $134,652 for the year ended December 31, 1995. Revenue was unfavorable for the year ended 1996 primarily due to the more intense competitive factors facing the healthcare environment, and in particular, the cardiovascular business. As discussed previously, the rapid acceptance of stents in the treatment of cardiovascular diseases, limited reimbursements for such procedures plus the emphasis on cost reduction have put intense pressures on other modalities of diagnosis and treatments.

     In addition, expectations of international sales through SCIMED, a wholly-owned subsidiary of Boston Scientific Corporation, did not materialize. The Company believes that this was primarily due to the fact that Boston Scientific Corporation, was in an acquisition mode in the last two years which required a lot of management time and resulted in many management changes. This adversely affected the Company's sales.

Research and Development

     Research and development expenses for the year ended December 31, 1996 totaled $998,137 compared to $660,504 for the year ended December 31, 1995. This represented an increase of $337,633 or 51.1% and was primarily due to the following factors: (a) increased expenses related to engineering development costs, specialty equipment purchased for the development of the Company's products, and higher depreciation expenses associated with other equipment; (b) expenses related to ongoing research and development agreement with Wellman Laboratories of Photomedicine which amounted to approximately $200,000 per year including travel expenses; (c) increased expenses associated with the hiring of the Vice President of Development and the Director of Regulatory Affairs and Quality Assurance, plus associated recruitment expenses; (d) increased legal fees associated with intellectual property protection and filing; and (e) higher allocated costs associated with the research and development department, such as space allocations, phone usage and similar expenses, which were previously accounted for in the selling, general and administrative expenses.

Selling, General & Administrative Expenses

     Selling, general and administrative ("SGA") expenses for the year ended December 31, 1996 totaled $723,825, compared with $711,753 for the year ended December 31, 1995. This represented an increase of $12,072 or 1.7%. Increases in SGA expenses included: (a) additional expenses associated with the filing of additional registration statements and NASDAQ application in 1996; (b) insurance expense; (c) expenses related to the moving of the Corporate offices; and (d) the full impact of hiring of the Chief Financial Officer who joined the Company on August 30, 1995. The increases were offset by decreases in the following expenses:(a) travel expenses; (b) shareholder expenses; (c) human resource consulting expenses; and (d) the elimination of the Purchasing/Maintenance manager position in September 1996.

Interest and Other Income

     Interest and other income was $176,043 for the year ended December 31, 1996 compared to $16,608 for the year ended December 31, 1995. This represented an increase of $159,435 and was the result of increased interest income from higher average cash balances during 1996 compared with 1995. The higher average cash balance in 1996 was the result of the two private placements in 1995.

Net Losses

     As a result of the above factors, the Company reported a net loss of $1,545,919 for the year ended December 31, 1996 compared to $1,345,910 for the year ended December 31, 1995. This represented an increase in net losses of $200,009 or 14.9%. Even though the net loss was higher in 1996, the net loss per share was similar in both 1996 and 1995 at $.47 due to higher average shares outstanding in 1996.

Liquidity and Sources of Capital

     On December 31, 1997, the working capital of the Company was $1,454,649 compared to $2,950,452 on December 31, 1996 and $4,231,371 on December 31, 1995.
The decrease in working capital from 1996 to 1997 was the result of the use of cash to fund normal on-going operations of the Company. The large working capital position in 1995 was the result of the private placements in 1995 and the conversion of bridge loans outstanding.

     Net cash used in operating activities was $1,492,331 in 1997 compared to $1,379,498 in 1996 and $1,399,518 in 1995. The increase from 1996 to 1997 was primarily due to the higher net loss which resulted from the higher research and development costs.

     Net cash provided by financing activities was $95,514 in 1997 compared to $314,290 in 1996 and $5,571,625 in 1995. The net cash provided by financing activities in 1997 and 1996 was primarily due to the exercise of warrants and stock options. The increase in 1995 was provided primarily by private placements and the exercise of stock options. The 1995 amount only included $225,000 of the $525,000 bridge loans converted to Preferred A, since $300,000 of the bridge loans were provided in 1994.

     Cash and cash equivalents as of December 31 of the years 1997, 1996 and 1995 were $1,638,173, $3,047,182 and $4,123,326, respectively. In March 1998 (as of March 26, 1998), warrants for 111,112 shares of Common Stock were exercised at an exercise price of $5.00, raising $555,560 for the Company. On February 2, 1998, stock options for 6,667 shares of Common Stock were exercised at an exercise price of $3.00, raising $20,001 for the Company. From January 1 through March 26, 1998, the total amount raised through the exercise of warrants and options was $575,561.

     The Company estimates that this amount of cash and cash equivalents will be sufficient to last until approximately the fourth quarter of fiscal 1998. The Company anticipates that cash usage will increase in the first and second quarters of fiscal 1998, primarily due to acceleration of clinical studies and related expenses and higher inventory.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 20, 1998.


Item 10. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 20, 1998.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 20, 1998.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the similarly titled caption contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 20, 1998.


Item 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-KSB:

     (1)  Financial Statements.

          Audited financial statements for each of the three years ended December 31, 1997, 1996 and 1995 are filed as part of this Form 10-KSB. See Index to financial Statements on Page F - 1.

     (2)  Reports on Form 8-K.

          The Company filed a report on Form 8-K on December 17, 1997 in conjunction with its press release on December 5, 1997, announcing that it received 510(k) pre-market notification clearance from the FDA for its fiberoptic reusable Biopsy Forceps.

     (3)  Exhibits required by Item 601 of Regulation S-B:

     Exhibit
     Number    Description
     ------    -----------

      3.1 Articles of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.1, for the year ended December 31, 1996.)

      3.2 Bylaws, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended December 31, 1995.)

     10.3 Incentive Stock Option Plan adopted by the Company's Board of Directors and shareholders on August 1, 1983, as amended March 5, 1987, and May 5, 1987. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 2-93693-C, as filed on March 28, 1986, effective April 17, 1986, as amended on June 2, 1987 and March 21, 1988.)

     10.4 Incentive Stock Option Plan, as amended, as adopted by the Company's Board of Directors and shareholders on March 10, 1988 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10.5 1988 Stock Option Plan adopted by the Company's Board of Directors on March 10, 1988 and shareholders on May 5, 1988. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 33-22052, as filed on May 25, 1988, effective June 14, 1988.)

     10.6 1990 Restricted Stock Plan adopted by the Company's Board of Directors on March 15, 1990 and shareholders on May 17, 1990. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 33-36385, as filed on August 15, 1990, effective August 15, 1990.)

     10.7 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 1991.)

     10.8 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)

     10.9 Amendment to 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995.)

     10.10 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.)

     10.11 Amendment to 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-.4393, as filed on May 23, 1996.)

     10.12 Amendment to 1991 Stock Plan as it pertains to Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.10, for the year ended December 31, 1996.)

     10.13 Amendment to 1991 Stock Plan as it pertains to Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998, filed herein.

     10.14 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.).

     10.15 Form of Indemnification Agreement that the Company has provided to all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)

     10.16 Yurek Employment Agreement dated February 3, 1992 by and between the Company and Mr. Daryl F. Yurek. (Incorporated by reference to the Company's Form 8-K report filed with the Securities and Exchange Commission on or about February 17, 1992.)

     10.17 Employment Agreement and Severance Agreement between the Company and Brian T. McMahon dated September 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1993.)

     10.18 Severance (Change in Control) Agreement between the Company and Brian T. McMahon dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1996.)

     10.19 Severance (Change in Control) Agreement between the Company and Ching-Meng Chew dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.16, for the year ended December 31, 1996.)

     10.20 Severance (Change in Control) Agreement between the Company and Chester E. Sievert, Jr. dated May 21, 1997, filed herein.

     10.21 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)

     10.22 Distribution Agreement between SCIMED Life Systems, Inc. and the Company dated August 19, 1994. (Incorporated by reference to Annual Report on Form 10-KSB, Exhibit 10.29, for the year ended December 31, 1994).

     10.23 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)

     10.24 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in Forward-Looking Statements. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 99, for the quarter ended June 30, 1996.)

     10.25 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)

     10.26 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)

     10.27 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)

     10.28 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)

     10.29 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock . (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)

     10.30 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)

     23.1      Consent of Independent Auditors, filed herein.

     27        Financial Data Schedule, filed herein.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SpectraSCIENCE, Inc.
                                                (Registrant)


Date:     March 30, 1998               By: /s/ Brian T. McMahon
                                           ---------------------
                                               Brian T. McMahon
                                      Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brian T. McMahon            Chairman, Chief Executive         March 30, 1998
---------------------------        Officer and Director
    Brian T. McMahon               (Principal Executive Officer)


/s/ Chester E. Sievert, Jr.     President and Chief Operating     March 30, 1998
---------------------------       Officer
    Chester E. Sievert, Jr.



/s/ Ching-Meng Chew             Vice President Finance and        March 30, 1998
---------------------------       Administration, Chief Financial
    Ching-Meng Chew               Officer, Treasurer, Secretary
                                  (Principal Financial and Accounting
                                  Officer)



/s/ Henry M. Holterman          Director                          March 30, 1998
---------------------------
    Henry Holterman



/s/ Nathaniel S. Thayer         Director                          March 30, 1998
---------------------------
    Nathaniel S. Thayer

                              SpectraSCIENCE, Inc.


                          Audited Financial Statements


                     Years ended December 31, 1997 and 1996




                                    Contents

Report of Independent Auditors.............................................. F-1

Audited Financial Statements

Balance Sheets.............................................................. F-2
Statements of Operations.................................................... F-3
Statement of Changes in Stockholders' Equity................................ F-4
Statements of Cash Flows.................................................... F-5
Notes to Financial Statements............................................... F-6

                         Report of Independent Auditors


Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   Ernst & Young LLP


February 13, 1998, except for Note 8,
as to which date is March 26, 1998




                              SpectraSCIENCE, Inc.

                                 Balance Sheets

                                                            December 31
                                                       1997            1996
                                                   ----------------------------
Assets
Current assets:
   Cash and cash equivalents                       $  1,638,173    $  3,047,182
   Inventory                                            180,474         192,151
   Other current assets                                  98,419         103,736
                                                   ----------------------------
Total current assets                                  1,917,066       3,343,069

Fixed assets:
   Office furniture and equipment                       249,935         239,915
   Machinery and equipment                              560,201         558,029
                                                   ----------------------------
                                                        810,136         797,944
   Less accumulated depreciation                       (655,090)       (590,424)
                                                   ----------------------------
                                                        155,046         207,520
                                                   ----------------------------
Total assets                                       $  2,072,112    $  3,550,589
                                                   ============================

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                                $    140,809    $    107,866
   Accrued compensation and taxes                       100,690          97,735
   Accrued expenses                                      61,019          37,216
   Accrued clinical research fees                       159,899         149,800
                                                   ----------------------------
Total current liabilities                               462,417         392,617

Commitments

Stockholders' equity:
   Convertible preferred stock, Series A,
     par value $1.00 per share:
        Authorized shares--5,000,000
        Issued and outstanding
        shares--66,667 in 1996                               --          66,667
   Convertible preferred stock, Series B,
     par value $1.00 per share:
        Authorized shares--1,000,000
        Issued and outstanding
        shares--792,500 in 1996                              --         792,500
   Common stock, $.25 par value:
     Authorized shares--10,000,000
     Issued and outstanding
       shares--4,506,559 in 1997
       and 3,621,212 in 1996                          1,126,640         905,303
Additional paid-in capital                           44,620,283      43,886,939
Accumulated deficit                                 (44,137,228)    (42,493,437)
                                                   ----------------------------
Total stockholders' equity                            1,609,695       3,157,972
                                                   ----------------------------
Total liabilities and stockholders' equity         $  2,072,112    $  3,550,589
                                                   ============================

See accompanying notes.


                              SpectraSCIENCE, Inc.

                            Statements of Operations


                                                Year ended December 31
                                          1997           1996           1995
                                      -----------------------------------------
Net revenues
Product revenues                      $        --    $        --    $   134,652
Cost of products sold                          --             --        124,913
                                      -----------------------------------------
                                               --             --          9,739

Expenses
Research and development                1,095,281        998,137        660,504
Selling, general and administrative       679,809        723,825        711,753
Interest and other income                (131,299)      (176,043)       (16,608)
                                      -----------------------------------------
Total expenses                          1,643,791      1,545,919      1,355,649
                                      -----------------------------------------

Net loss                              $(1,643,791)   $(1,545,919)   $(1,345,910)
                                      =========================================

Net loss per share                    $      (.37)   $      (.47)   $      (.47)
Weighted average common
  shares outstanding
                                        4,467,233      3,276,193      2,857,738


See accompanying notes.



                              SpectraSCIENCE, Inc.

                  Statement of Changes in Stockholders' Equity


                                                Series A Convertible Series B Convertible
                                Common Stock      Preferred Stock       Preferred Stock        Additional
                           ----------------------------------------------------------------     Paid-In     Accumulated
                             Shares     Amount    Shares     Amount    Shares       Amount      Capital       Deficit         Total
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 1994  2,785,348 $  696,337       --  $      --               $     --  $ 38,765,897  $(39,601,608) $  (139,374)
 Exercise of stock options   148,000     37,000       --         --        --           --       343,000            --      380,000
 Issuance of non-interest
   bearing notes                  --         --       --         --        --           --         3,260            --        3,260
 Issuance of Series A
   convertible preferred
   stock upon debt
   conversion                     --         --  174,998    174,998        --           --       350,002            --      525,000
 Proceeds from issuance
   of Series A convertible
   preferred stock, net of
   expenses of $60,000            --         --  500,000    500,000        --           --       940,000            --    1,440,000
 Proceeds from issuance
   of Series B convertible
   preferred stock, net of
   expenses of $435,875           --         --       --         --   792,500      792,500     2,734,125            --    3,526,625
 Net loss                         --         --       --         --        --           --            --    (1,345,910)  (1,345,910)
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 1995  2,933,348    733,337  674,998    674,998   792,500      792,500    43,136,284   (40,947,518)   4,389,601
 Conversion of Series A
   preferred stock into
   common shares             608,331    152,083 (608,331)  (608,331)       --           --       456,248            --           --
 Exercise of Series A
   preferred stock
   detachable warrants
   into common shares
                              33,333      8,333       --         --        --           --       158,332            --      166,665
 Exercise of stock options    46,200     11,550       --         --        --           --       136,075            --      147,625
 Net loss                         --         --       --         --        --           --            --    (1,545,919)  (1,545,919)
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 1996  3,621,212    905,303   66,667     66,667   792,500      792,500    43,886,939   (42,493,437)   3,157,972
 Conversion of Series A
   preferred stock into
   common shares              66,667     16,667  (66,667)   (66,667)       --           --        50,000            --           --
 Conversion of Series B
   preferred stock into
   common shares             792,500    198,125       --         --  (792,500)    (792,500)      594,375            --           --
 Exercise of Series A
   preferred stock
   detachable warrants
   into common stock          16,111      4,028       --         --        --           --        56,527            --       60,555
 Exercise of stock options    10,069      2,517       --         --        --           --        32,442            --       34,959
 Net loss                         --         --       --         --        --           --            --    (1,643,791)  (1,643,791)
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 1997  4,506,559 $1,126,640       --  $      --        --     $     --  $ 44,620,283  $(44,137,228) $ 1,609,695
                           =========================================================================================================


See accompanying notes.



                              SpectraSCIENCE, Inc.

                            Statements of Cash Flows


                                                                                             Year ended December 31
                                                                                1997                  1996                  1995
                                                                            --------------------------------------------------------
Operating activities
Net loss                                                                    $(1,643,791)          $(1,545,919)          $(1,345,910)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                                64,666                72,418                52,302
     Non-cash interest expense                                                       --                    --                 3,260
     Gain on sale of fixed assets                                                    --                  (387)                   --
     Changes in operating assets and liabilities:
       Accounts receivable                                                           --               100,641               (99,860)
       Inventory                                                                 11,677              (120,665)               18,597
       Other current assets                                                       5,317               (23,539)               35,492
       Accounts payable and accrued expenses                                     69,800               137,953               (63,399)
                                                                            --------------------------------------------------------
 Net cash used in operating activities                                       (1,492,331)           (1,379,498)           (1,399,518)

Investing activities
Purchases of fixed assets                                                       (12,192)              (13,418)             (107,379)
Proceeds from sale of fixed assets                                                   --                 2,482                   300
                                                                            --------------------------------------------------------
Net cash used in investing activities                                           (12,192)              (10,936)             (107,079)

Financing activities
Proceeds from issuance of notes payable                                              --                    --               225,000
Proceeds from issuance of common stock                                           95,514               314,290               380,000
Proceeds from issuance of preferred stock                                            --                    --             4,966,625
                                                                            --------------------------------------------------------
Net cash provided by financing activities                                        95,514               314,290             5,571,625
                                                                            --------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                         (1,409,009)           (1,076,144)            4,065,028
Cash and cash equivalents at beginning of year                                3,047,182             4,123,326                58,298
                                                                            --------------------------------------------------------
Cash and cash equivalents at end of year                                    $ 1,638,173           $ 3,047,182           $ 4,123,326
                                                                            ========================================================

Supplemental schedule of noncash transactions
Notes payable converted into preferred stock                                $        --           $        --           $   525,000
Series A preferred stock converted into common stock                             66,667               608,331                    --
Series B preferred stock converted into common stock                            792,500                    --                    --
Transfer of inventory to equipment                                                   --               110,385                    --


See accompanying notes.



                              SpectraSCIENCE, Inc.

                          Notes to Financial Statements

                                December 31, 1997


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

Long-Lived Assets

     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of such assets.

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





                              SpectraSCIENCE, Inc.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

     The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of assets and liabilities and their respective tax bases.

Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements. Diluted earnings per share is not presented separately as the effect of outstanding options and warrants is antidilutive.

3. Capital Stock and Warrants

     During 1994, the Company granted warrants to the participants in the bridge financing agreements it had entered into, to purchase 100,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of the grant.

     During 1995, the Company, in connection with additional bridge financing, granted warrants to the participants to purchase 74,998 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant.

     From March 1995 to June 1995, the Company sold 500,000 shares of convertible preferred stock, Series A at $3.00 per share in a private placement for $1,500,000 less related costs of $60,000. Upon completion of the sale of convertible preferred stock, bridge loans of $525,000 were converted into 174,998 shares of convertible preferred stock at a price of $3.00 per share. In addition, the Company issued warrants to the investors to purchase 58,335 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. In March 1996, the nondividend yielding shares of convertible preferred stock were converted into an equivalent number of shares of common stock. Holders of the shares of the convertible preferred stock also received warrants to purchase 166,665 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from date of grant. During 1996, Series A preferred stock detachable warrants to purchase 33,333 shares of common stock were exercised at $5.00 per share. In addition, the Company issued warrants to the underwriter to purchase 20,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five years from the date of grant. The Company issued additional warrants to the underwriter to purchase 6,667 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. During 1997, Series A preferred stock detachable warrants to purchase 6,111 and 10,000 shares of common stock were exercised at $5.00 and $3.00, respectively.




                              SpectraSCIENCE, Inc.

3. Capital Stock and Warrants (continued)

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

     In January 1997, the Company converted all of its outstanding Series A and Series B preferred stock into an equivalent number of shares of issued and outstanding common stock.


4. Stock Options

     The Company has one stock option plan under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at 100% of the fair market value of the common stock as of the date of grant.

     The following table summarizes the stock option activity for the plan:

                           Shares Available    Stock Options    Weighted Average
                               for Grant     Outstanding Under      Exercise
                                                 the Plans       Price Per Share
                           -----------------------------------------------------

Balance December 31, 1994       (139,182)          600,272           $3.49
  Amendment to plan              540,000
  Options granted               (320,000)          320,000            3.17
  Options exercised                  --           (148,000)           2.57
  Options forfeited                5,000            (5,000)           3.00
  Options canceled                 5,000            (5,000)           2.50
  Option plans terminated        (30,890)              --
                           -------------------------------------
Balance December 31, 1995         59,928           762,272            3.37
  Amendment to plan              500,000
  Options exercised                  --            (46,200)           3.20
  Options forfeited               35,493           (35,493)           5.00
  Options granted               (145,000)          145,000            6.73
                           -------------------------------------
Balance December 31, 1996        450,421           825,579            3.95
  Options granted               (461,065)          461,065            4.07
  Options exercised                  --            (10,069)           3.47
  Options canceled               249,931          (249,931)           3.13
                           -------------------------------------
Balance December 31, 1997        239,287         1,026,644           $4.19
                           =====================================




                              SpectraSCIENCE, Inc.

4. Stock Options (continued)

     The weighted average fair value of options granted in 1997 and 1996 was $2.84 and $4.92, respectively. The exercise price of options outstanding at December 31, 1997 ranged from $3.00 to $11.25 per share, as summarized in the following table:


                           Shares Outstanding              Shares Exercisable
                -------------------------------------- -------------------------
                                 Weighted    Weighted                 Weighted
                    Shares       Average      Average                  Average
                Outstanding at  Remaining    Exercise    Number of    Exercise
   Range of       December 31, Contractual     Price       Shares       Price
Exercise Price      1997           Life      per Share  Exercisable   Per Share
--------------- -------------------------------------- -------------------------

$3.00 to $ 5.00    879,065     6.52 years     $ 3.65      397,333      $ 3.17
 5.01 to   8.00    120,079     8.90 years       6.70       50,410        6.50
 8.01 to  11.25     27,500     4.82 years      10.35       27,500       10.35
               -----------                              ---------
  Total          1,026,644     6.75 years     $ 4.19      475,243      $ 3.94
               ===========                              =========


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

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates ranging from 5.65% to 6.3%; volatility factor of the expected market price of the Company's common stock of .851 and .904, respectively, and a weighted-average expected life of the option of five to seven years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:




                              SpectraSCIENCE, Inc.

4. Stock Options (continued)



                                       1997           1996            1995
                                 ---------------------------------------------
   Pro forma net loss              $(2,258,579)   $(1,846,282)    $(1,453,448)
   Pro forma net loss per share       $(.51)         $(.56)          $(.51)

     These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.


5. Commitments

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

     Future lease commitments are as follows:

      1998                                               $  65,000
      1999                                                  62,000
      2000                                                  58,000
      2001                                                  49,000
      2002                                                      --
                                                         ----------
      Total                                              $ 234,000
                                                         ==========


     The Company incurred total lease and rental expenses of $67,000, $45,000 and $36,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     In 1995, the Company entered into a clinical research agreement for up to two years with a hospital. Under the terms of the agreement, the Company agreed to pay approximately $400,000 for the study, of which $50,000 and $200,000 was charged to expense in 1997 and 1996, respectively. In 1997, the Company terminated the agreement.

     The Company entered into three different clinical testing agreements during 1997 with domestic hospitals. Under the terms of these one-year agreements the Company has a maximum commitment of $173,000 for the related project costs. Some of these costs have already been paid by the Company and will continue to be paid as testing goes into 1998.

     The Company entered into a license agreement with Massachusetts Institute of Technology (MIT) for the use of certain patents. Under terms of the agreement, the Company has agreed to pay $50,000 a year through October 2003 and $30,000 a year thereafter until the expiration of the patent rights. The agreement can be terminated by MIT if the monthly payments are not made within thirty days.


                              SpectraSCIENCE, Inc.

6. Income Taxes

     The tax effect of the Company's deferred tax assets is as follows:


                                                       December 31
                                                 1997               1996
                                            ----------------------------------
   Net operating loss carryforward           $ 15,955,000       $ 15,345,000
   Accrued liabilities                            101,000             93,000
   Inventory reserve                               39,000             28,000
   Tax credits                                    788,000            770,000
                                            ----------------------------------
                                               16,883,000         16,236,000
   Valuation allowance                        (16,883,000)       (16,236,000)
                                            ----------------------------------
                                             $         --       $         --
                                            ==================================

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $44,318,000 that expire at various times through the year 2012. In addition, the Company has research and development tax credits that expire at various times through 2012. As a result of previous stock transactions, the Company is limited as to the amount of net operating loss and tax credit carryforwards which may be utilized in any one year. The annual limitation is approximately $1,000,000.


7. Employee Benefit Plan

     The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $17,000, $5,000 and $4,000 for 1997, 1996 and 1995, respectively.


8. Subsequent Events

     In February 1998, an option holder exercised its option to purchase 6,667 shares of common stock at $3.00 per share. This resulted in net proceeds to the Company of $20,001.

     In March 1998, various warrant holders exercised their warrants to purchase 111,112 shares of common stock at $5.00 per share. This resulted in net proceeds to the Company of $555,560.


