Form 10QSB
period 1998-03-31
SPECTRASCIENCE INC
filed 1998-05-15
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________


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

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on May 13, 1998 was 4,714,104.

Transitional Small Business Disclosure Format (Check one):  Yes ___    No _X_

                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                 MARCH 31, 1998
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.

PART I -- FINANCIAL INFORMATION................................................3

    ITEM 1. Financial Statements (Unaudited)...................................3

        BALANCE SHEETS.........................................................3

        STATEMENTS OF OPERATIONS (Unaudited)...................................4

        STATEMENTS OF CASH FLOW (Unaudited)....................................5

        NOTES TO FINANCIAL STATEMENTS..........................................6

    ITEM 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................................6

PART II -- OTHER INFORMATION...................................................8

    ITEM 1. Legal Proceedings..................................................8

    ITEM 2. Changes in Securities..............................................8

    ITEM 3. Defaults Upon Senior Securities....................................8

    ITEM 4. Submission of Matters to a Vote of Security Holders................8

    ITEM 5. Other Information..................................................8

    ITEM 6. Exhibits and Reports on Form 8-K...................................9

SIGNATURES....................................................................10

EXHIBIT 27:  FINANCIAL DATA SCHEDULE.......................................E27-1

EXHIBIT 99:  FORWARD-LOOKING STATEMENTS....................................E99-1

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB
PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                                 BALANCE SHEETS

                                                 March 31,          December 31,
                                                   1998                1997(1)
                                               ------------         ------------
                                               (Unaudited)            (Audited)
ASSETS
Current assets:
    Cash and cash equivalents                  $  1,357,221         $  1,638,173
    Inventory                                       406,905              180,474
    Other current assets                             71,601               98,419
                                               ------------         ------------
Total current assets                              1,835,727            1,917,066

Net fixed assets                                    146,973              155,046
                                               ------------         ------------

             TOTAL ASSETS                      $  1,982,700         $  2,072,112
                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                           $    124,953         $    140,809
    Accrued compensation and taxes                   62,179              100,690
    Accrued expenses                                 61,161               61,019
    Accrued clinical research fees                   87,010              159,899
                                               ------------         ------------
Total current liabilities                           335,303              462,417

Commitments

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--
       4,624,338 on March 31, 1998 and
       4,506,559 on December 31, 1997             1,156,085            1,126,640
Additional paid-in capital                       45,166,399           44,620,283
Accumulated deficit                             (44,675,087)         (44,137,228)
                                               ------------         ------------
            TOTAL SHAREHOLDERS' EQUITY            1,647,397            1,609,695
                                               ------------         ------------
             TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY        $  1,982,700         $  2,072,112
                                               ============         ============

(1) THE BALANCE SHEET ON DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                          THREE MONTHS ENDED
                                              MARCH 31
                                 ------------------------------------

                                       1998               1997
                                       ----               ----

Revenue                            $      --           $      --

Cost of products sold                     --                  --
                                   -----------         -----------
   Gross profit                           --                  --

Operating expenses
   Research and development            337,929             264,058
   Selling, general and
     administrative                    219,140             223,837
                                   -----------         -----------
Total operating expenses               557,069             487,895

Interest and other income               19,210              38,765
                                   -----------         -----------

Net loss                           $  (537,859)        $  (449,130)
                                   ===========         ===========

Net loss per common share          $     (0.12)        $     (0.10)

Weighted average common
shares outstanding                   4,521,843           4,408,972


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                        ---------------------------------------
                                                                1998                1997
                                                                ----                ----
OPERATING ACTIVITIES
  Net loss                                                 $  (537,859)        $  (449,130)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                                14,446              17,864
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                          --                  --
         (Increase) decrease in inventories                   (226,431)              4,232
         Decrease in other current assets                       26,818               9,554
         (Decrease) increase in current liabilities           (127,114)             39,391
                                                           -----------         -----------

         Net cash used in operating activities                (850,140)           (378,089)

INVESTING ACTIVITIES
  Purchase of fixed assets                                      (6,373)             (2,936)
                                                           -----------         -----------

        Net cash used in investing activities                   (6,373)             (2,936)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       575,561                --
                                                           -----------         -----------
        Net cash provided by financing activities              575,561                --

  Net decrease in cash and cash equivalents                   (280,952)           (381,025)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     1,638,173           3,047,182
                                                           -----------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $ 1,357,221         $ 2,666,157
                                                           ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Series A and B preferred stock converted into
  common stock                                             $      --           $   859,167


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998


--------------------------------------------------------------------------------
THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR EXPRESSIONS OF A SIMILAR NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS

NOTE A      BASIS OF PRESENTATION

            The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE B      NET LOSS PER SHARE

            Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE" (the Statement). This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1998. For the quarter ended March 31, 1998, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         BUSINESS

            SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops innovative, minimally-invasive medical delivery systems to facilitate the diagnosis and treatment of a broad range of human diseases by utilizing advanced spectroscopy, fiber optics, computer hardware and software. The Company was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SPECTRASCIENCE, Inc. on October 16, 1992, and the name change was approved by the Company's shareholders on May 13, 1993. The Company's common stock, par value $.25 per share (the "Common Stock"), is traded on the Nasdaq SmallCap Market under the symbol SPSI.

            The Company's corporate offices are located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. The Company's telephone number is 612/509-9999, its fax number is 612/509-9805, and its e-mail address is SPSI@SPECTRASCIENCE.COM. The Company also has a web-site which can be accessed at HTTP://WWW.SPECTRASCIENCE.COM.

            The Company's development effort is focused on the Optical Biopsy(TM) System, which is currently targeted for use in the detection and differentiation of cancerous, pre-cancerous and healthy tissues in the gastrointestinal tract using minimally-invasive endoscopic techniques, and to a lesser extent, the Spectroscopic Guidewire(TM) System, which is currently targeted for the detection of intra-coronary thrombus and differentiation of atherosclerotic plaque.


(b)         RESULTS OF OPERATIONS

            The Company recorded no revenue for the three months ended March 31, 1998 and March 31, 1997. As a result, the cost of products sold and gross profit for the three months ended March 31, 1998 and March 31, 1997 were zero.

            Research and development expenses for the three months ended March 31, 1998 were $337,929 compared to $264,058 for the same period in 1997. The increase of 28.0% for the three months ended March 31, 1998 was primarily due to increases in expenses associated with the Company's multi-center clinical studies for the early detection of colon cancer and esophageal cancer utilizing its Optical Biopsy(TM) System, higher regulatory consulting expenses, and the hiring of two additional individuals associated with research and development. The Company also experienced increased legal expenses associated with patent filing and protection. These increases were partially offset by the termination of the clinical feasibility study contract with the Massachusetts General Hospital, which cost approximately $50,000 per quarter, and was terminated in March 1997. Massachusetts General Hospital remains one of the sites where the Company is conducting on-going clinical trials on endoscopic techniques utilizing the Company's Optical Biopsy(TM) System.

            Selling, general and administrative expenses for the three months ended March 31, 1998 were $219,140 compared to $223,837 for the same period in 1997. The decrease of 2.1% for the three months ended March 31, 1998 was primarily due to the elimination of a receptionist but was somewhat offset by an increase in investor relations expenses and related expenses as a result of hiring a consulting company. The consulting company assisted the Company to put together "road-shows" in order to introduce the Company to brokers, analysts and investors in various cities throughout the United States.

            Interest and other income for the three months ended March 31, 1998 was $19,210 compared to $38,765 for the same period in 1997. The decrease of 50.4% was primarily due to lower balances in cash and cash equivalents.

            As a result of the above, the net loss for the three months ended March 31, 1998 was $537,859 compared to a net loss of $449,130 for the same period in 1997. This represented an increase of 19.8% in net loss compared to the same period in 1997. The net loss per share for the three months ended March 31, 1998 was $.12 compared to $.10 for the same period in 1997.


(c)         LIQUIDITY AND SOURCES OF CAPITAL

            Cash and cash equivalents on March 31, 1998 were $1,357,221 compared to $1,638,173 on December 31, 1997. The decrease in the Company's cash position from December 31, 1997 to March 31, 1998 was primarily the result of the net loss during the three month period that ended March 31, 1998, an increase of $226,431 in inventory, and a decrease in current liabilities primarily due to the payment of fees associated with the Company's clinical studies on the Optical Biopsy(TM) System.

            The working capital of the Company on March 31, 1998 was $1,500,424 compared to $1,454,649 on December 31, 1997. This increase of 3.1% was primarily due to a reduction in current liabilities associated with clinical research studies fees.

            Net cash used in operating activities for the three months ended March 31, 1998 was $850,140 compared to $378,089 for the same period in 1997. This increase of 124.9% was primarily due to the higher expenses associated with research and development, an increase in inventory, and a decrease in current liabilities in 1998 compared to 1997.

            Net cash used in investing activities for the three months ended March 31, 1998 was $6,373 compared to $2,936 for the same period in 1997. This increase was due to higher purchases of computer equipment in 1998.

            Net cash provided by financing activities for the three months ended March 31, 1998 was $575,561 compared to $0 for the same period in 1997. The additional cash provided for the quarter ended March 31, 1998 was the result of
(a) an option exercise for 6,667 shares of the Common Stock at $3.00 per share, and (b) warrant exercises for 111,112 shares of the Common Stock at $5.00 per share by shareholders who invested in the Company's issuance of Series A Convertible Preferred Stock in June 1995. In the first quarter of 1997, all the outstanding shares of Series A and B Convertible Preferred Stock were converted to Common Stock, but these were non-cash conversions. There was no preferred stock of the Company outstanding on March 31, 1998.


PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            As of March 31, 1998, there were no material on-going or pending legal proceedings which involve the Company.

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5.     OTHER INFORMATION

(a)         PATENT APPLICATIONS

            In the quarter ended March 31, 1998, the Company filed two patents with the United States Patent and Trademark Office on its Optical Biopsy(TM) System.

(b)         OPTION AND WARRANT EXERCISES

            In February 1998, an option holder exercised its option to purchase 6,667 shares of Common Stock at $3.00 per share. This resulted in net proceeds to the Company of $20,001.

            In March 1998, various warrant holders exercised their warrants to purchase 111,112 shares of Common Stock at $5.00 per share. This resulted in net proceeds to the Company of $555,560. In April

1998, other warrant holders exercised their warrants to purchase 37,333 shares of Common Stock at $5.00 per share. This resulted in additional proceeds to the Company of $186,665.

            All remaining warrants that were issued to investors in the Company's issuance of Series A Convertible Preferred Stock ("Preferred A") which closed on June 29, 1995, will expire on or before June 29, 1998. As of May 13, 1998, the remaining warrants associated with Preferred A, exercisable at $5.00 per share, amounted to 41,111 shares. If exercised, these remaining $5.00 warrants would raise an additional $205,555 in net proceeds to the Company. There can be no assurance that these warrants will be exercised.

(c)         NASDAQ SMALLCAP MARKET CONTINUED LISTING

            The Company's Common Stock was listed for trading on the Nasdaq SmallCap Market on May 15, 1996 under the symbol SPSI. On August 22, 1997, the Securities and Exchange Commission approved new listing standards for companies listed on The Nasdaq SmallCap Market. These changes increased the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. In addition, corporate governance requirements, formerly applicable only to the Nasdaq National Market System, were extended to the Nasdaq SmallCap Market. Even under these more stringent standards, the Company has complied with all requirements for continued listing on the Nasdaq SmallCap Market, with the exception of the requirement that the Company maintain a minimum of (i) $2 million in net tangible assets or (ii) $35 million market capitalization or
(iii) $500,000 of net income in the latest fiscal year or two of the last three fiscal years.

            The Company was informed by Nasdaq on April 3, 1998 regarding this exception, and responded to Nasdaq on April 17, 1998. As part of the agreement with Nasdaq, the Company will submit a financing plan to Nasdaq in the second quarter of fiscal 1998 that should enable the Company to meet all of the requirements for continued listing on the Nasdaq SmallCap Market.

(d)         CLINICAL STUDIES

            During the three months ended March 31, 1998, the Company has performed clinical studies on the Company's Optical Biopsy(TM) System at three hospitals to test the clinical utility of the Optical Biopsy(TM) System to detect colon cancer. The clinical trial utilizing the Optical Biopsy(TM) System for the detection of esophageal cancer is continuing.

            The Company met with the Gastroenterology/Urology Branch ("Branch") of the United States Food and Drug Administration ("FDA") in Washington DC on April 27, 1998, to review data, clinical protocols and clinical results collected during its recent multicenter clinical trials for spectrophotometric identification of potentially cancerous lesions (polyps) in the colon. The algorithm, methods of analysis and clinical study design were considered "appropriate" by the Branch. Additional patient data is required to further demonstrate the reproducibility of the algorithm's accuracy. The Company believes that it will submit an application to the FDA for marketing clearance, sometime in fiscal 1998.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27:  Financial Data Schedule pursuant to Article 5 of Regulation S-X.

EXHIBIT 99:  Forward-Looking Statements

FORM 8-K:    No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SPECTRASCIENCE, INC.
                                       (Registrant)



   MAY 15, 1998                    /s/ BRIAN T. MCMAHON
       Date                        BRIAN T. MCMAHON
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




   MAY 15, 1998                     /s/ CHING-MENG CHEW
       Date                         CHING-MENG CHEW
                                    Vice President of Finance and Administration
                                    Chief Financial Officer, Treasurer and
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)