Form 10QSB
period 1998-06-30
SPECTRASCIENCE INC
filed 1998-08-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


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


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 12, 1998 was 4,714,104.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                  JUNE 30, 1998


                                      INDEX
                                                                        PAGE NO.
                                                                        --------
PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    Balance Sheets -- June 30, 1998 and December 31, 1997                      3

    Statements of Operations --  Three Months Ended June 30, 1998 and 1997     4
                     Six Months Ended June 30, 1998 and 1997

    Statements of Cash Flows --  Six Months Ended June 30, 1998 and 1997       5

    Notes to Financial Statements -- June 30, 1998                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   7


PART II -- OTHER INFORMATION
                                                                               8

ITEM 1.  LEGAL PROCEEDINGS                                                     8

ITEM 2.  CHANGES IN SECURITIES                                                 8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8

ITEM 5.  OTHER INFORMATION                                                     9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     10

SIGNATURES                                                                    11

EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X   12

                         PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                        June 30,       December 31,
                                                          1998            1997(1)
                                                      ------------     ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                          $  1,136,522     $  1,638,173
   Inventories                                             301,295          180,474
   Other current assets                                     95,084           98,419
                                                      ------------     ------------
Total current assets                                     1,532,901        1,917,066

Net property and equipment                                  41,934          155,046
                                                      ------------     ------------

         TOTAL ASSETS                                 $  1,574,835     $  2,072,112
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $    121,965     $    140,809
   Accrued compensation and taxes                           83,903          100,690
   Accrued expenses                                        106,306           61,019
   Accrued clinical research fees                           70,010          159,899
                                                      ------------     ------------
Total current liabilities                                  382,184          462,417

Commitments

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized shares--10,000,000
   Issued and outstanding shares--
     4,714,104 on June 30, 1998 and
     4,506,559 on December 31, 1997                      1,178,526        1,126,640
Additional paid-in capital                              45,496,453       44,620,283
Accumulated deficit                                    (45,482,328)     (44,137,228)
                                                      ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                      1,192,651        1,609,695
                                                      ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                    $  1,574,835     $  2,072,112
                                                      ============     ============

(1) THE BALANCE SHEET ON DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                         JUNE 30                          JUNE 30
                               ---------------------------     ---------------------------

                                   1998            1997            1998            1997
                                   ----            ----            ----            ----
Revenue                        $        --     $        --     $        --     $        --

Cost of products sold                   --              --              --              --
                               -----------     -----------     -----------     -----------
   Gross profit                         --              --              --              --

Operating expenses
   Research and development        604,978         226,017         942,907         490,075
   Selling, general and
     Administrative                220,782         188,309         439,922         412,146
                               -----------     -----------     -----------     -----------
Total operating expenses           825,760         414,326       1,382,829         902,221

Interest and other
   Income (expense)                 18,519          34,594          37,729          73,359
                               -----------     -----------     -----------     -----------

Net loss                       $  (807,241)    $  (379,732)    $(1,345,100)    $  (828,862)
                               ===========     ===========     ===========     ===========

Net loss per share             $     (0.17)    $     (0.08)    $     (0.29)    $     (0.19)

Weighted average common
   Shares outstanding            4,683,390       4,480,379       4,603,063       4,444,873


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                       ---------------------------
                                                           1998             1997
                                                           ----             ----
OPERATING ACTIVITIES
  Net loss                                             $(1,345,100)    $  (828,862)
  Adjustments to reconcile net loss to cash
    Used in operating activities:
    Depreciation                                           126,352          34,900
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                        --              --
         (Increase) decrease in inventories               (120,821)          9,232
         Decrease in other current assets                    3,335          32,106
         (Decrease) increase in current liabilities        (80,233)         39,384
                                                       -----------     -----------

         Net cash used in operating activities          (1,416,467)       (713,240)

INVESTING ACTIVITIES
  Purchase of property and equipment                       (13,240)         (6,695)
                                                       -----------     -----------

        Net cash used in investing activities              (13,240)         (6,695)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   928,056              --
                                                       -----------     -----------
        Net cash provided by financing activities          928,056              --
                                                       -----------     -----------

  Net decrease in cash and cash equivalents               (501,651)       (719,935)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 1,638,173       3,047,182
                                                       -----------     -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 1,136,522     $ 2,327,247
                                                       ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

Series A and B preferred stock converted into
common stock                                                    --     $   859,167


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1998

--------------------------------------------------------------------------------
SPECTRASCIENCE, INC. (THE "COMPANY") DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT"). CONTAINED IN THIS FORM 10-QSB ARE STATEMENTS WHICH ARE INTENDED AS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE ACT. WHEN USED IN THIS FORM 10-QSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS, WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR EXPRESSIONS OF A SIMILAR NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM THOSE RESULTS PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. INVESTORS CONTEMPLATING AN INVESTMENT IN ANY SECURITY OFFERED BY THE COMPANY, SUCH AS ITS COMMON STOCK, SHOULD NOTE THAT SUCH INVESTMENTS INVOLVE A HIGH DEGREE OF RISK, AND INVESTORS ARE CAUTIONED TO CAREFULLY CONSIDER ALL THE RISKS ASSOCIATED WITH SUCH AN INVESTMENT. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


NOTE A     BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.



NOTE B     NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1998, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1998. For the three- and six-month periods ended June 30, 1998, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported by the Company.

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

         The Company's development effort is focused on the Optical Biopsy(TM) System, ("OBS") which is an endoscopic biopsy forceps system employing proprietary flourescence spectroscopy technology used for the differentiation and diagnosis between healthy and cancerous tissues in the gastrointestinal tract, and to a lesser extent, the Spectroscopic Guidewire(TM) System, ("SGS") which is currently targeted for the detection of intra-coronary thrombus and differentiation of atherosclerotic plaque.

(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and six months ended June 30, 1998 and June 30, 1997.

         Research and development expenses for the three and six months ended June 30, 1998 were $604,978 and $942,907 compared to $226,017 and $490,075 for the same periods in 1997. The increase of 167.7% for the three months ended June 30, 1998 was primarily due to an increase in salary expense related to engineering documentation personnel not with the company during the same period in 1997, increased consulting and travel expense related in part to the PMA pre-submission meeting with the United States Food and Drug Administration ("FDA"), and an inventory revaluation due to the replacement of the SGS Console with second generation technology currently utilized in the Company's OBS System. The 92.4% increase for the six months ended June 30, 1998 was primarily due to increased personnel and consulting expenses, and the inventory revaluation mentioned above.

         Selling, general and administrative expenses for the three and six months ended June 30, 1998 were $220,782 and $439,922 compared to $188,309 and $412,146 for the same periods in 1997. The 17.2% increase for the three months ended June 30, 1998 was primarily due to increased consulting expenses related to investor relations activities and, to a lesser extent, increased legal expenses. The increase of 6.7% for the six months ended June 30, 1998 was primarily due to increases in expenses mentioned above and partially offset by decreased expenses for the annual shareholders meeting and wages.

         Interest and other income for the three and six months ended June 30, 1998 were $18,519 and $37,729 compared to $34,594 and $73,359 for the same periods in 1997. The decreases were primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and six months ended June 30, 1998 was $807,241 and $1,345,100 compared to a net loss of $379,732 and $828,862 for the same periods in 1997. The net loss per share for the three and six months ended June 30, 1998 was $0.17 and $0.29 compared to $0.08 and $0.19 for the same periods in 1997.

(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on June 30, 1998 were $1,136,522 compared to $1,638,173 on December 31, 1997. The decrease in the cash position from December 31, 1997 to June 30, 1998 was the result of the net loss during the six-month period that ended June 30, 1998.

         The working capital of the Company on June 30, 1998 was $1,150,717 compared to $1,454,649 on December 31, 1997. This decrease was primarily due to a reduction of the cash position.

         Net cash used in operating activities for the six months ended June 30, 1998 was $1,416,467 compared to $713,240 for the same period in 1997. This increase was primarily due to the higher net loss for the six months ended June 30, 1998 compared to the same period in 1997.

         Net cash used in investing activities for the six months ended June 30, 1998 was $13,240 compared to $6,695 for the same period in 1997. This increase was due to purchases of property and equipment in 1998.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $928,056 compared to $0 for the same period in 1997. The increase was due to the exercise of stock options and warrants.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1998.


                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         There are no material on-going or pending legal proceedings which involve the Company.

ITEM 2.    CHANGES IN SECURITIES

         Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made hereby to the Company's definitive proxy statement (Form DEF 14A) for the Annual Meeting of Shareholders held on May 28, 1998, as filed with the Securities and Exchange Commission on April 20, 1998, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SPECTRASCIENCE, Inc. (the "Meeting") was held on May 28, 1998

         Shareholders of record at the close of business on March 31, 1998, (the "Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 4,624,338 shares of the Company's common stock, par value $.25 per share (the "Shares"), were entitled to vote at the Meeting, of which a total of 3,791,226 Shares, or 82.0% of the total Shares outstanding, were represented at the Meeting.

(b)      The following individuals were re-elected to serve as directors of the
         Company:

                  Brian T. McMahon
                  Henry M. Holterman
                  Nathaniel S. Thayer

         The only item submitted to a vote of the shareholders was the proposal to elect three (3) persons to serve as directors until the next meeting of shareholders or until their respective successors shall be elected and qualified. All of the nominees for directors were elected by the shareholders. The final votes for each of the nominees were as follows:

Name                   No. of Votes       AS % OF TOTAL         No. of Votes       AS % OF TOTAL
                            FOR         SHARES OUTSTANDING        WITHHELD       SHARES OUTSTANDING
---------------------------------------------------------------------------------------------------
Brian T. McMahon         3,725,230            80.6%                65,996               1.4%
Henry M. Holterman       3,753,472            81.2%                37,754               0.8%
Nathaniel S. Thayer      3,752,802            81.2%                38,424               0.8%

         There were no broker non-votes for this item.

ITEM 5.    OTHER INFORMATION

(a)      REGISTRATION STATEMENT ON FORM SB-2 FOR 2,875,000 SHARES OF COMMON
         STOCK

         The Company filed a registration statement on Form SB-2 on July 17, 1998 with the Securities and Exchange Commission (File No. 333-59395) (the "Registration Statement") for the proposed sale by the Company of up to 2,500,000 shares of its common stock. The Registration Statement also includes the underwriters' over-allotment option for an additional 375,000 shares. Josephthal & Co. Inc. is acting as representative of the several underwriters.

(b)      NASDAQ SMALLCAP MARKET CONTINUED LISTING

         Upon completion of the offering contemplated by the Registration Statement, the Company expects to satisfy all of the requirements for continued listing on the Nasdaq SmallCap Market. The Company does not anticipate any potential delisting from the Nasdaq SmallCap Market prior to the completion of the secondary public offering, which is anticipated to be completed sometime in third quarter 1998.

(c)      OPTION AND WARRANT EXERCISES

         In May 1998, Brian McMahon, Chairman and Chief Executive Officer of the Company, exercised stock options to purchase 43,333 shares of Common Stock at $3.00 per share. This resulted in net proceeds to the Company of $129,999. Of the 43,333 shares of Common Stock, 10,000 shares were sold in the open market to cover the cost of the option exercises. Mr. McMahon currently owns 58,333 shares of Common Stock.

         In May 1998, Ching-Meng Chew, then Vice President of Finance and Administration, Chief Financial Officer, and Secretary of the Company, exercised stock options to purchase 9,100 shares of Common Stock at $3.9375 per share. This resulted in net proceeds to the Company of $35,831.25.

         In April 1998, various warrantholders exercised their warrants to purchase 37,333 shares of Common Stock at $5.00 per share. This resulted in net proceeds to the Company of $186,665.

         All remaining warrants that were issued to investors in the Company's issuance of Series A Convertible Preferred Stock ("Preferred A"), expired on or before June 29, 1998. As a result, there were no remaining warrants associated with Preferred A.

(d)      CLINICAL STUDIES

         During the three months ended June 30, 1998, clinical studies were performed to evaluate the Company's Optical BiopsyTM System for the detection of colon cancer. After a PMA pre-submission meeting with the United States Food and Drug Administration ("FDA"), at which the results of the clinical studies were presented, a smaller clinical study was deemed necessary to demonstrate reproducibility of the results prior to filing the pre-market approval application. The Company expects to complete the additional clinical trials and anticipates submitting its pre-market approval application to the FDA for marketing clearance during the third quarter of 1998.


(e)      RESIGNATION OF CHIEF FINANCIAL OFFICER

         Ching-Meng Chew, the Company's Vice President of Finance and Administration, Chief Financial Officer, and Secretary since August 1995, submitted his resignation to the Company, effective August 1, 1998, to pursue other business interests. The Company intends to seek a replacement for Mr. Chew.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation
                     S-X.

(b)      FORM 8-K:   No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1998

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SPECTRASCIENCE, INC.
                                          (Registrant)



    AUGUST 14, 1998                  /s/ BRIAN T. MCMAHON
------------------------             -------------------------------------------
        Date                         BRIAN T. MCMAHON
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer,
                                     Principal Financial and Accounting Officer)


    AUGUST 14, 1998                  /s/ CHESTER E. SIEVERT, JR.
------------------------             -------------------------------------------
        Date                         CHESTER E. SIEVERT, JR.
                                     President and Chief Operating Officer