Form 10QSB
period 1998-09-30
SPECTRASCIENCE INC
filed 1998-11-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

            MINNESOTA                                 41-1448837
---------------------------------       ---------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                         3650 ANNAPOLIS LANE, SUITE 101
                          MINNEAPOLIS, MINNESOTA 55447
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (612) 509-9999
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_   NO ___

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on November 12, 1998 was 4,732,804.

Transitional Small Business Disclosure Format (Check one): Yes ___   No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998


                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I -- FINANCIAL INFORMATION                                           3

    Balance Sheets - September 30, 1998 and December 31, 1997             3

    Statements of Operations -
        Three Months Ended September 30, 1998 and 1997
        Nine Months Ended September 30, 1998 and 1997                     4

    Statements of Cash Flows -
        Nine Months Ended September 30, 1998 and 1997                     5

    Notes to Financial Statements                                         6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             7

PART II -- OTHER INFORMATION                                              9

  ITEM 1. LEGAL PROCEEDINGS                                               9

  ITEM 2. CHANGES IN SECURITIES                                           9

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 9

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

  ITEM 5. OTHER INFORMATION                                               9

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                9

SIGNATURES                                                               10

EXHIBIT 27:  FINANCIAL DATA SCHEDULE SUBMITTED PURSUANT
             TO ARTICLE 5 OF REGULATION S-X                              11

                         PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                September 30,      December 31,
                                                    1998             1997 (1)
                                                ------------       ------------
                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                   $    676,793       $  1,638,173
    Inventories                                      298,848            180,474
    Other current assets                             128,938             98,419
                                                ------------       ------------
Total current assets                               1,104,579          1,917,066

Net property and equipment                            36,106            155,046
                                                ------------       ------------

             TOTAL ASSETS                       $  1,140,685       $  2,072,112
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                            $     83,887       $    140,809
    Accrued compensation and taxes                    87,076            100,690
    Accrued expenses                                 117,966             61,019
    Accrued clinical research fees                   110,010            159,899
                                                ------------       ------------
Total current liabilities                            398,939            462,417

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--
       4,726,804 on September 30, 1998 and
       4,506,559 on December 31, 1997              1,181,701          1,126,640
Additional paid-in capital                        45,543,284         44,620,283
Accumulated deficit                              (45,983,239)       (44,137,228)
                                                ------------       ------------
            TOTAL SHAREHOLDERS' EQUITY               741,746          1,609,695
                                                ------------       ------------
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY             $  1,140,685       $  2,072,112
                                                ============       ============

(1) THE BALANCE SHEET ON DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30                        SEPTEMBER 30
                                 -----------------------------       -----------------------------
                                    1998              1997              1998              1997
                                 -----------       -----------       -----------       -----------
Revenue                          $        --       $        --       $        --       $        --

Cost of products sold                     --                --                --                --
                                 -----------       -----------       -----------       -----------
   Gross profit                           --                --                --                --

Operating expenses
   Research and development          344,005           281,192         1,286,912           771,267
   Selling, general and
     administrative                  170,309            77,353           610,231           489,498
                                 -----------       -----------       -----------       -----------
Total operating expenses             514,314           358,545         1,897,143         1,260,765

Interest and other
   income (expense)                   13,403            31,437            51,132           104,796
                                 -----------       -----------       -----------       -----------

Net loss                         $  (500,911)      $  (327,108)      $(1,846,011)      $(1,155,969)
                                 ===========       ===========       ===========       ===========

Net loss per share               $     (0.11)      $     (0.07)      $     (0.40)      $     (0.26)

Weighted average common
   shares outstanding              4,714,627         4,480,705         4,640,659         4,456,948


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                          -----------------------------
                                                              1998              1997
                                                          -----------       -----------
OPERATING ACTIVITIES
  Net loss                                                $(1,846,011)      $(1,155,969)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                              137,908            50,230
      Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                           --                --
         (Increase) decrease in inventories                  (118,374)           19,234
         (Increase) decrease in other current assets          (30,519)           45,030
         (Decrease) in current liabilities                    (63,478)          (17,858)
                                                          -----------       -----------

         Net cash used in operating activities             (1,920,474)       (1,059,333)

INVESTING ACTIVITIES
  Purchase of property and equipment                          (18,968)          (11,692)
                                                          -----------       -----------

        Net cash used in investing activities                 (18,968)          (11,692)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      978,062            15,000
                                                          -----------       -----------
        Net cash provided by financing activities             978,062            15,000
                                                          -----------       -----------

  Net decrease in cash and cash equivalents                  (961,380)       (1,056,025)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                    1,638,173         3,047,182
                                                          -----------       -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $   676,793       $ 1,991,157
                                                          ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

Series A and B preferred stock converted into
common stock                                                       --       $   859,167


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

--------------------------------------------------------------------------------
SPECTRASCIENCE, INC. (THE "COMPANY") DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT"). CONTAINED IN THIS FORM 10-QSB ARE STATEMENTS WHICH ARE INTENDED AS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE ACT. WHEN USED IN THIS FORM 10-QSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS, WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR EXPRESSIONS OF A SIMILAR NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE ACT. THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM THOSE RESULTS PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. INVESTORS CONTEMPLATING AN INVESTMENT IN ANY SECURITY OFFERED BY THE COMPANY, SUCH AS ITS COMMON STOCK, SHOULD NOTE THAT SUCH INVESTMENTS INVOLVE A HIGH DEGREE OF RISK, AND INVESTORS ARE CAUTIONED TO CAREFULLY CONSIDER ALL THE RISKS ASSOCIATED WITH SUCH AN INVESTMENT. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS


NOTE A      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE B      NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1998, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1998. For the three- and nine-month periods ended September 30, 1998, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures innovative, minimally-invasive "spectroscopic systems" to facilitate real-time differentiation and diagnosis of cancerous and diseased tissue by utilizing advanced spectroscopy, fiber optics, computer hardware and software. The Company was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc. The Company changed its name to SPECTRASCIENCE, Inc. on October 16, 1992, and the name change was approved by the Company's shareholders on May 13, 1993. The Company's common stock, par value $.25 per share (the "Common Stock"), is traded on the Nasdaq SmallCap Market under the symbol SPSI.

         The Company's corporate offices are located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. The Company's telephone number is 612/509-9999, its fax number is 612/509-9805, and its e-mail address is spsi@spectrascience.com. The Company also has a web-site which can be accessed at http://www.spectrascience.com.

         The Company's research and development efforts are focused on the Optical Biopsy(TM) System ("OBS"), which is an endoscopic biopsy forceps system employing proprietary flourescence spectroscopy technology used for the differentiation and diagnosis between healthy and cancerous tissues in the gastrointestinal tract. Additionally, effort will be directed towards ongoing esophageal clinical studies, and conducting post-FDA approval market surveillance studies to evaluate the ongoing safety and efficacy of the OBS. The Company believes that the OBS will facilitate earlier detection of cancer, which can lead to earlier, more effective treatment, improved patient quality of life and survival rates, and reduced patient care costs.

         The Company filed a Modular Pre-Market Approval (PMA) application with the United States Food and Drug Administration (FDA) for its Optical BiopsyTM System to detect colorectal cancer on September 14, 1998. The Company was granted a "Modular Approach PMA Review" process which the FDA has stated is intended to provide a faster track review process by "eliminating redundant review of submission components and by the assignment of a dedicated team of reviewers to the project, which is designed to be more efficient and facilitate rapid closure at the end of the review process."

         If the PMA application is approved by the FDA, the Company may need to hire additional employees as it begins the process of commercializing the OBS. The Company does not expect, however, to make any significant purchases of plant and equipment over the next twelve months.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenues for the three and nine months ended September 30, 1998 and September 30, 1997.

         Research and development expenses for the three and nine months ended September 30, 1998 were $344,005 and $1,286,912 compared to $281,192 and
$771,267 for the same periods in 1997. The increase of 22.3% for the three months ended September 30, 1998 was primarily due to an increase in salary expense related to engineering documentation personnel not employed with the Company during the same period in 1997, increased consulting expenses, and increased expenses related to clinical trial agreements. The 66.9% increase for the nine months ended September 30, 1998 was primarily due to increased personnel and consulting expenses, and an inventory revaluation completed during the second quarter of 1998.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $170,309 and $610,231 compared to $77,353 and $489,498 for the same periods in 1997. The 120.2% increase for the three months ended September 30, 1998 was primarily due to increased salary expense, increased consulting and travel expenses related to investor relations activities, and increased legal and administrative expenses related to the filing of the Form SB-2 Registration Statement and Amendment No. 1 thereto relating to the registration of up to 2,875,000 shares of the Company's Common Stock. (See Item 5 of Part II of this Form 10-QSB). The increase of 24.7% for the nine months ended September 30, 1998 was due to the increase in expenses related to personnel, investor relations, and filing of the Form SB-2 Registration Statement described above, and partially offset by reduced shareholder and general insurance expenses.

         Interest and other income for the three and nine months ended September 30, 1998 were $13,403 and $51,132 compared to $31,437 and $104,796 for the same periods in 1997. These decreases were primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and nine months ended September 30, 1998 was $500,911 and $1,846,011 compared to a net loss of $327,108 and $1,155,969 for the same periods in 1997. The net loss per share for the three and nine months ended September 30, 1998 was $0.11 and $0.40 compared to $0.07 and $0.26 for the same periods in 1997.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on September 30, 1998 were $676,793 compared to $1,638,173 on December 31, 1997. The decrease in the cash position from December 31, 1997 to September 30, 1998 was the result of the net loss during the nine-month period that ended September 30, 1998.

         The working capital of the Company on September 30, 1998 was $705,640 compared to $1,454,649 on December 31, 1997. This decrease was primarily due to a reduction of the cash position and an increase in current liabilities due to clinical agreements.

         Net cash used in operating activities for the nine months ended September 30, 1998 was $1,920,474 compared to $1,059,333 for the same period in 1997. This increase was primarily due to the higher net loss for the nine months ended September 30, 1998 compared to the same period in 1997.

         Net cash used in investing activities for the nine months ended September 30, 1998 was $18,968 compared to $11,692 for the same period in 1997. This increase was due to additional purchases of property and equipment in 1998.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $978,062 compared to $15,000 for the same period in 1997. The increase was due to the exercise of additional stock options and warrants in 1998.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1998. The Company is also in the process of registering shares of its Common Stock for the purpose of raising additional capital for the Company. (See Item 5 of Part II of this Form 10-QSB).


                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On or about September 4, 1998, the Company was served with a Complaint in the case Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, at one time a financial consultant to the Company, was entitled to receive options for 50,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The consultant was retained to successfully complete a proposed Private Placement financing. The stock options were to vest upon the successful closing of the proposed financing on or before December 31, 1994. The proposed financing did not occur. The parties are in the process of exchanging information in the case. The Company strongly believes the claim to lack merit and intends to defend itself vigorously.


ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5.     OTHER INFORMATION

(a)      REGISTRATION STATEMENT ON FORM SB-2 FOR 2,875,000 SHARES OF COMMON
         STOCK

         The Company filed Amendment No. 1 to Form SB-2 Registration Statement on October 7, 1998 with the Securities and Exchange Commission (File No. 333-59395) (the "Registration Statement") for the proposed sale by the Company of up to 2,500,000 shares of its common stock. The Registration Statement also includes the underwriters' over-allotment option for an additional 375,000 shares. Josephthal & Co. Inc. is acting as representative of the several underwriters.


(b)      OPTION AND WARRANT EXERCISES

         In September 1998, stock options to purchase 12,700 shares of Common Stock were exercised. This resulted in net proceeds to the Company of $50,006.25.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation
         S-X.


(b) FORM 8-K: No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SPECTRASCIENCE, INC.
                                    -------------------------------------------
                                    (Registrant)



NOVEMBER 13, 1998                   /s/ BRIAN T. MCMAHON
-----------------                   -------------------------------------------
      Date                          BRIAN T. MCMAHON
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer,
                                    Principal Financial and Accounting Officer)


NOVEMBER 13, 1998                   /s/ CHESTER E. SIEVERT, JR.
-----------------                   -------------------------------------------
      Date                          CHESTER E. SIEVERT, JR.
                                    President and Chief Operating Officer