Form 10KSB
period 1998-12-31
SPECTRASCIENCE INC
filed 1999-03-31
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1998
                                             -----------------

    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-13092
                                                 -------

                              SPECTRASCIENCE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        MINNESOTA                               41-1448837
------------------------           -----------------------------------
(State of incorporation)           (I.RS. Employer Identification No.)

3650 ANNAPOLIS LANE, SUITE 101, MINNEAPOLIS, MINNESOTA               55447-5434
------------------------------------------------------               ----------
      (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (612) 509-9999

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.25 PAR VALUE
                          ----------------------------
                                (Title of Class)

                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES _X_   NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended December 31, 1998 were:  $0

As of March 26, 1999, the number of outstanding shares of the Registrant's Common Stock, par value $.25 per share, was 5,261,720. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,308,600 based on the last reported closing price of $5.00 on March 26, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes _____  No __X__

                              SPECTRASCIENCE, INC.
                              --------------------

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I                                                                                                               3
    ITEM 1.  BUSINESS                                                                                                3
    ITEM 2.  DESCRIPTION OF PROPERTY                                                                                14
    ITEM 3.  LEGAL PROCEEDINGS.                                                                                     14
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                   14

PART II                                                                                                             15
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.                                              15
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                 17
    ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                                                             22
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                  22

PART III                                                                                                            22
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                 EXCHANGE ACT.                                                                                      22
    ITEM 10. EXECUTIVE COMPENSATION.                                                                                24
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT.                                         28
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                                        29
    ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.                                               29

SIGNATURES                                                                                                          31

                              SPECTRASCIENCE, INC.
                                   FORM 10-KSB
                   For the fiscal year ended December 31, 1998

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimate," "projects," "hope" or similar expressions or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, for important cautionary factors, risks and uncertainties related to forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS
GENERAL

         SPECTRASCIENCE, Inc. (the "Company" or "we") was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc., is located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. Our telephone number is (612) 509-9999, and our fax number is (612) 509-9805. Our web-site can be accessed at http://www.spectrascience.com, and our e-mail address is spsi@spectrascience.com.

         Portions of this Annual Report on Form 10-KSB include information and disclosures relating to persons who are executive officers, directors or more than 5% shareholders of the Company, and as such, include information relating to Mr. Brian T. McMahon. Mr. McMahon was our Chairman and Chief Executive Officer until December 9, 1998, when he died suddenly. Mr. Chester E. Sievert, Jr. has since been appointed our Chief Executive Officer.

DEVELOPMENT OF THE BUSINESS

         From incorporation until October 1992, we developed, manufactured and sold laser-enhanced angioplasty catheter systems for the treatment of heart and blood vessel disease. The two products developed during this time were the LASTAC(R) system and the Laser Angiosurgery System. In 1992, due to changes in medical practices and market conditions, we changed our name to SPECTRASCIENCE, Inc. and refocused our development efforts on developing diagnostic products that use spectroscopic techniques. Since 1996 we have focused on developing the Optical Biopsy(TM) System, which is based on spectroscopic techniques and technology.

PRODUCTS AND MARKETS

INDUSTRY OVERVIEW

* COLORECTAL CANCER

         According to the American Cancer Society, colorectal cancer is the second leading cause of cancer deaths in the United States. In 1998, approximately 56,500 deaths in the United States were attributed to colorectal cancer. There were approximately 165,000 new cases of gastrointestinal cancer detected in 1998, of which an estimated 131,600 were cancer of the colon and rectum. Five-year survival rates using current techniques to detect and treat colorectal cancer are as follows:

         * 92% if detected and treated at an early stage
         * 64% if the cancer spreads outside the colon to the lymph nodes
         * 7% if the cancer has spread further to the liver or other organs

As the above statistics demonstrate, early detection is essential and critical for long-term survival. Unfortunately, only 37% of colorectal cancers are detected at an early stage. Studies indicate that screening can prevent 20%-40% of potential colorectal cancers and up to 30%-50% of colorectal cancer deaths. Recent government studies indicate that the cost per year of life saved by colorectal cancer screening is about $15,000-$20,000 -- compared to the $40,000 average cost of cancer care per patient.

         An endoscopic examination is currently the best method for detecting colorectal cancer. Polyps are small, pronounced masses of tissue found in the colon and are known to be the precursor for cancer. During an endoscopic examination, the endoscopist typically does a visual assessment of the polyp for size, color, texture and location and, based upon the assessment, chooses a course of treatment. Large polyps are generally removed immediately and sent to pathology for identification. Small polyps require a further subjective determination as to whether the polyp is benign or potentially malignant, and accordingly, random representative biopsies are often taken to determine what course of treatment should be pursued.

         The endoscopist can err in visually determining the size of the polyp or in visually assessing whether the polyp is benign or malignant. Certain medical literature reports that accuracy rates in visually determining polyp size can range from 6%-80%, and accuracy rates in determining the potential malignancy of polyps can range from 50%-80%, depending on the skill of the endoscopist. Our clinical studies revealed that the endoscopist's accuracy in visually assessing the malignancy of polyps is approximately 88%. Accurate characterization is critical because recent data has shown that 40%-60% of small polyps are either malignant or potentially malignant.

         It is estimated that 3.5 million colon endoscopies were performed in the United States in 1998, and endoscopic procedures are growing at an estimated rate of 5%-6% per year. Based upon current reimbursement fees, which currently permit reimbursement for biopsy and pathology of $100 per procedure, we believe the potential colorectal cancer market in the

United States is approximately $350 million. In addition, the United States market represents only a fraction of the worldwide market for colorectal endoscopies.

* BARRETT'S ESOPHAGUS

         Barrett's esophagus is considered a pre-cancerous condition that is normally found in the lower esophagus. Barrett's patients suffer from chronic acid reflux, which causes stomach cells to eventually migrate into the lower esophagus. The cells that line the esophagus have a distinctly different appearance from those that line the stomach, and therefore can easily be identified during an endoscopic examination. Biopsies are taken during the examination, and are examined for abnormal changes in size, appearance or cancerous cell growth. These tissue changes are considered to be the precursor of cancer of the lower esophagus.

OPTICAL BIOPSY(TM) SYSTEM

         Our principal product, the Optical Biopsy(TM) System ("OBS"), is a minimally-invasive diagnostic tool used to detect and differentiate among normal, pre-cancerous, and cancerous tissues without physically removing tissue from the body. We are initially focusing on the gastrointestinal tract, specifically colorectal cancer. We believe that use of the OBS will significantly improve the diagnostic accuracy of the physician, provide earlier detection, improve patient survival rates, and lead to a cost-effective outcome.

         The OBS, an endoscopic biopsy forceps system, directs light at tissue through an optical fiber and obtains and interprets, in real-time, a spectral analysis. It is composed of three components:

         * a biopsy forceps, which may be reusable or disposable, that incorporates an optical fiber to excite tissue and collect light energy from the excited tissue;
         *  a spectrophotometric console that produces the light, and then measures and records the intensity of the excited tissue; and
         *  proprietary software and algorithm that analyze the recorded data

         The OBS optical fiber and biopsy forceps are used through the endoscope to make contact with a polyp, optically scan its tissue and give an instant analysis. The OBS is intended to be used by physicians to assist them when they make diagnostic decisions as to whether a polyp should be biopsied, removed or left for further surveillance. Based on our clinical study results, we believe that the OBS offers the following advantages:

         * Significantly improves the diagnostic accuracy of the physician in determining whether tissue is normal, pre-cancerous or cancerous. The improved diagnostic accuracy in identifying polyps the physician may misdiagnose should translate into earlier detection of cancers and, perhaps more importantly, pre-cancerous polyps.
         * Provides an instant diagnostic analysis that may reduce patient waiting time for obtaining pathology results, or rescheduling an additional procedure after pathology results are known.
         * Is cost-effective because it allows the physician to combine a diagnostic and therapeutic procedure in the same visit and with the same instrument. This may reduce the need for re-scheduling additional and/or unnecessary procedures.

         We believe that once the OBS is commercialized, our core technologies can be applied to other medical specialties, including the detection of normal, pre-cancerous or cancerous tissues in the esophagus, lungs, urinary tract, prostrate, cervix and other minimally-invasive endoscopic and laparoscopic applications. We are currently conducting clinical feasibility studies with the OBS to determine the viability of our technology as it applies to Barrett's esophagus and the changes that esophageal tissue undergoes as it becomes a cancerous condition. These additional applications could potentially represent large market opportunities for us in the future.

         We can provide no assurance that the OBS will be commercialized, that we will capture the market share we anticipate, or that we will successfully adapt the OBS for use in other medical specialties.

CLINICAL STUDIES

         In 1998 we conducted multi-center clinical studies using the OBS for detection of colorectal cancer at the following sites:

         *  Mayo Clinic, Rochester, Minnesota
         *  The Massachusetts General Hospital, Boston, Massachusetts
         *  Hennepin County Medical Center, Minneapolis, Minnesota
         *  Minnesota Gastroenterology PA through clinics located at:
            -- United Hospital, St. Paul, Minnesota
            -- Abbott Northwestern Hospital, Minneapolis, Minnesota

         We have attempted to demonstrate through our clinical studies that the OBS is a valuable adjunctive tool for use during colorectal endoscopies to improve the physician's ability to identify and distinguish among normal, pre-cancerous, and cancerous tissue during a colorectal examination.

         In early 1998, we had obtained clinical data on a sufficient number of patients to support a pre-market approval ("PMA") application to the United States Food and Drug Administration ("FDA"). We requested and were granted a pre-PMA submission meeting with the Gastroenterology/Urology branch of the FDA to review data, clinical protocols and clinical results of our multi-center clinical trials using the OBS in April 1998. We presented our clinical study results demonstrating that use of the OBS improves the diagnostic accuracy of the endoscopist in detecting colorectal cancer. At the pre-PMA submission meeting, the FDA indicated that they wanted us to demonstrate we could reproduce the results presented from our clinical studies by obtaining data on 144 more patients. We completed these additional clinical trials in August 1998 and submitted a Modular PMA application in September 1998. See "Government Regulations." Our clinical studies revealed the endoscopists' diagnostic accuracy in correctly identifying cancer or pre-cancerous polyps using current methodology to be 88%. The use of OBS technology increased the endoscopists' diagnostic accuracy in correctly identifying pre-cancerous or cancerous polyps to 97.2%. More importantly, during these clinical studies the endoscopist misdiagnosed 12 cancers as normal; however, the endoscopist was able to correctly diagnose 9 of those 12 cancers when using the OBS.

         Based on the results of our clinical studies and the Modular PMA application process, we expect to receive FDA clearance to market in the first half of 1999. Additionally, we plan to conduct post-approval clinical outcome studies to initially market to managed health care organizations ("HMOs") as well as secure third-party reimbursement codes necessary to market to non-HMO physicians. We can provide no assurance that our PMA application will be approved in the time frame we expect or at all, or that the FDA will not request additional data or require us to conduct further clinical trials. See also "Government Regulations."

         We also commenced a multi-center clinical trial for the detection of esophageal cancer at the Mayo Clinic and the University of California at San Francisco (UCSF) in 1998. In general, Barrett's Esophagus is a known risk factor for esophageal cancer. This clinical trial is designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients and to develop and demonstrate the feasibility of the OBS. We plan to expand our Barrett's Esophagus clinical trials in mid-1999.

PRODUCT RESEARCH AND DEVELOPMENT

         Our research and development expenditures were $1,719,171 in 1998, $1,095,281 in 1997 and $998,137 in 1996. Research and development activities are performed by our employees and outside consultants. Our research and development efforts during the past two years have been focused primarily on designing and developing our biopsy forceps, designing and developing the OBS for the detection of colorectal cancer, and conducting and monitoring clinical trials at multiple sites. In addition, clinical feasibility studies to detect esophageal cancer have begun at two sites. See "Clinical Studies" above.

         We expect that our research and development efforts will now be focused on conducting post-FDA clearance outcome-based clinical studies to market the OBS to HMOs, as well as support and establish reimbursement codes for the OBS, and expanding the gastrointestinal applications for the OBS to patients with Barrett's esophagus.

         There can be no assurance that we will receive FDA clearance to market the OBS, be successful in establishing third-party reimbursement for the OBS, or be able to develop other applications for the OBS.

GOVERNMENT REGULATIONS

         Medical device development, manufacturing and marketing activities are heavily regulated in the United States and other countries by numerous governmental agencies, especially for product safety and effectiveness. In the United States, the FDA reviews and grants approval to distribute medical device products. The Food, Drug and Cosmetic Act, the Public Health Service Act, the Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, clearance, advertising and promotion of such products. Noncompliance with applicable governmental requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution.

         In the United States, medical devices are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and efficacy. Class I devices are subject to general controls, Class II devices are subject to general and special controls, and Class III devices generally must receive pre-market approval by the FDA after evaluation of their safety and efficacy. The OBS is a Class III device that will require pre-market approval by the FDA prior to commercialization.

         FDA clearance to distribute a new device can be obtained two ways. If a new device is "substantially equivalent" to an existing legally marketed device, it can be commercially distributed after filing a 510(k) pre-market notification with, and receiving an order permitting commercial distribution from, the FDA. When submitting a 510(k) pre-market notification or a PMA application for a "significant risk" device, an investigational device exemption ("IDE") application must be submitted to the FDA before clinical testing is done. An IDE application is not required for a "non-significant risk" device. The OBS is considered a non-significant risk device. While an IDE application is not required in this case, the FDA may still require us to submit one. If the FDA requires us to submit an IDE application, we may be required to repeat all or part of the clinical testing conducted prior to obtaining an IDE. This would delay approval of the OBS.

         A more comprehensive approval process applies to a Class III device. First, clinical trials must be conducted. These trials must comply with testing protocols approved by an internal board of the participating research institution that oversees and approves all clinical studies for that institution. Second, a PMA application must be submitted to the FDA. The PMA application describes the results of the clinical trials, the device and its components, the methods, facilities and controls used for its manufacture, proposed labeling, and the demonstration that the product is safe and effective. Finally, the manufacturing site for the product under submission must pass FDA pre-approval inspection.

         PMA applications can be submitted using two different methods. The first method involves submitting the complete PMA document, which often takes several months to a year to prepare. The FDA review process starts only after all PMA components are submitted. Finally, the submission is discussed at an FDA panel meeting. Any comments received back from the FDA must be resolved before market clearance is granted. Generally, FDA market clearance for medical device submissions averages 6-8 months from the date the application is accepted.

         The second method is called a Modular PMA application and is available for those companies that apply for and are granted permission to use it. The modular approach is designed to expedite and streamline the review process. With this approach, modules are submitted as they are completed, and the FDA begins the review process as the modules are received. The distinct advantage to this process is that additional modules can be completed while already submitted modules are being reviewed by the FDA. Comments from the FDA may be received throughout the process. Once all modules have been reviewed, the submission is then discussed at a FDA panel meeting. At this meeting, the FDA panel may recommend approval of the application, with or without additional conditions, or reject the application. See "Clinical Studies" for a discussion of the status of our PMA application.

         We can provide no assurance that our Modular PMA application will be approved, that we will not be required to submit an IDE application, that FDA clearance for the OBS or any future products will be granted, or that the process will not be unduly lengthy. Failure to comply with these requirements could adversely affect our financial condition and results of operations.

         Medical device manufacturers and/or contract manufacturers of medical devices are also required to register with the FDA and are subject to periodic inspections. These inspections are to determine if the manufacturer is in compliance with the FDA's Quality Systems Regulations ("QSR") requirements and various FDA labeling requirements. These regulations require manufacturers to manufacture their products and maintain their documents for manufacturing, testing and control activities in a prescribed manner. We believe we are complying in all material respects with such applicable regulations. Failure to comply with such applicable regulations could subject us to fines and other enforcement actions.

         There are additional issues such as import tariffs, duties and taxes, and additional laws and regulations that must be addressed when selling in foreign markets. These barriers could impact our ability to compete with other larger companies and technologies, as well as our ability to enter those foreign markets. In July 1998, the European Union adopted a new Medical Device Directive, 93/42/EEC, that requires companies to have the CE mark on their medical device products before the device can be sold to countries in the European Union. We can receive the CE mark on our product by having it tested specifically for the purpose of obtaining the mark, or by receiving ISO 9001 certification. We are currently in the process of having our product tested for the CE mark and expect to receive the CE mark in 1999. We also anticipate receiving ISO 9001 certification in late 1999. We can provide no assurance, however, that we will receive ISO 9001 certification in the time frame anticipated or at all, or that our product will receive the CE mark in the time frame anticipated or at all.

         We are also subject to other federal, state and local regulations regarding environmental protection and hazardous substance controls. To date, the costs we have incurred or the effects of complying with federal, state and local environmental laws have been routine and customary. Although we are not aware of any manufacturing methods for the OBS that will require extensive or costly compliance with environmental regulations, we can provide no assurance that we will not incur substantial costs to comply with these laws.

DISTRIBUTION, MARKETING AND CUSTOMERS

         At this time, we have limited marketing and sales capabilities. We will need to strengthen our marketing capabilities and, pending FDA clearance to market for the OBS, we plan to focus our initial marketing efforts on the following areas:

         * establishing a limited in-house sales and marketing group to market initially to HMOs
         * launching the OBS initially in the United States to HMOs by performing clinical outcome-based studies to demonstrate efficacy and cost effectiveness
         * using the results of the HMO clinical outcome-based studies to obtain reimbursement codes which are necessary for third-party reimbursement
         * identifying major cancer and endoscopy centers in the United States and leading endoscopists and other physicians at those institutions to leverage their reputation in the medical community to generate demand for the OBS

         * conducting physician-training seminars as necessary to educate physicians about the OBS

         Although we intend to establish a small in-house marketing group to assist in commercializing our products, initially to HMOs, and to provide clinical education to physicians, our future success may depend, in part, on our ability to enter into and successfully develop strategic partnerships and relationships with distributors to market and distribute our products to non-HMO physicians. We plan to explore relationships with potential strategic partners having strong market positions in the field of gastrointestinal medicine in the United States and internationally. We have not entered into any strategic partnership agreements at this time. We believe that distributing our products through strategic partners may be more cost-effective and less time-consuming than establishing an in-house sales group and will enable us to capitalize on the marketing expertise of the strategic partner(s). We also believe that distribution or marketing agreements with well-established, reputable strategic partners might enable us to leverage our products into other market niches. We can provide no assurance that we will be able to enter into such strategic partnerships on favorable terms or at all.

THIRD-PARTY REIMBURSEMENT

         Medical institutions are the primary non-HMO market for the OBS. These institutions generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed using products such as the OBS. Health care services provided by such institutions are reimbursed by various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans.

         Funding for Medicare and Medicaid is subject to limits set by Congress. Congress approved Medicare coverage for preventive colorectal cancer screening tests as part of the Balanced Budget Act of 1997. This new benefit went into effect in January 1998 for the 37.3 million Americans covered by Medicare. We believe that this funding could lead to greater awareness of colorectal cancer among the general populace, larger screening budgets, higher reimbursement levels and potentially the establishment of new reimbursement codes for technologies like the OBS.

         Hospitals are reimbursed for medical procedures at a fixed rate according to Diagnosis Related Groups ("DRGs") established by the Health Care Financing Administration ("HCFA"), a federal government agency. It is unlikely that HCFA would approve a new technology that has not received clearance from the FDA. Normally, the fixed rate of reimbursement is based on the procedure performed, not the specific device(s) used in that procedure. If a procedure is not covered by a DRG, third-party payors may deny reimbursement. Payors may also deny reimbursement if they determine the device used in a treatment was unnecessary, inappropriate, experimental, used for a non-approved indication, or not cost-effective. Medicare and Medicaid provide reimbursement based on whether they cover a particular procedure. Our success will be dependent, in part, on the ability of these institutions to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used.

         Currently, there are no established DRGs covering spectroscopic diagnostic procedures for cancer detection. DRG reimbursement is available for non-spectroscopic, endoscopic procedures such as flexible sigmoidoscopies, colonoscopies and polypectomies, including fees for biopsies. Prospective governmental reimbursement programs provide financial incentives for health care institutions to become more efficient and productive by reimbursing these institutions at a fixed rate based on DRGs. For each illness treated or procedure performed, the fixed reimbursement rate is based on an average rate. Therefore, the more cases that can be treated below the fixed rate, the higher the level of profitability.

         Capital costs incurred by hospitals for medical equipment purchases are reimbursed separately from DRG payments. Changes in federal legislation or the policies of governmental or private third-party payors that reduce reimbursement under capital cost pass-through systems could adversely affect the market for the OBS.

         Even though reimbursement for spectroscopic procedures using the OBS is not currently available, we anticipate that reimbursement for spectroscopic procedures using the OBS will eventually become available. We believe that once FDA clearance is obtained, outcome-based studies will prove the clinical utility of the OBS as well as its ability to reduce cost and save time. The clinical utility, cost reduction and time-savings recognized through use of the OBS will stem from the ability of the endoscopist to combine a diagnostic and therapeutic procedure in one visit using the same instrument. However, there can be no assurance that reimbursement for procedures using the OBS will become available or that it will become available within a time frame that will benefit us.

         We believe that there will be continued pressure on cost containment throughout the health care system. Cost reduction, cost containment, managed care, capitation pricing (i.e., fixed price reimbursement based on the procedure rather than the number of disposable products or supplies used), and consignment sales are becoming increasingly common measures, not only in the United States but also in Japan and many European countries. Emphasis on cost containment and cost reduction has led to an increase in managed care participants as companies seek to reduce the cost of providing health care benefits to employees. Third-party reimbursement limits have led to cuts in reimbursements for new or experimental procedures.

         With the strong emphasis on cost containment, many vendors have merged or acquired other suppliers in order to achieve economies of scale, to be price competitive, and to be the dominant vendor for a range of products which would allow them to bundle products or product lines together. We can provide no assurance, given our limited size and resources, that we will be able to achieve the economies of scale necessary to successfully commercialize products such as the OBS while obtaining third-party reimbursement for such products.

MANUFACTURING AND SOURCES OF SUPPLY

         To date, our manufacturing activities have consisted primarily of assembling a limited number of our OBS's for use in our clinical studies. We have not yet commercialized any of our products, and do not have experience in manufacturing our products in commercial quantities.

         Pending United States FDA clearance to market, we plan to assemble the OBS console in-house. Our OBS console has both standard "off-the-shelf" components and components that are built to our specifications. We also use third parties to perform certain manufacturing processes, including the manufacture of our OBS forceps. Our proprietary software was developed in-house in conjunction with outside consultants. We then assemble, inspect and test the completed OBS at our facility.

         Any of our products requiring FDA clearance must be manufactured in accordance with current QSR requirements. Most of the purchased components and processes are available from more than one vendor; however, certain components used in the OBS have sole or limited sources of supply. The performance of these sole or limited source manufacturers has been satisfactory to date, but there can be no assurance that they will continue to perform up to our standards, meet government regulations or handle labor unrest, if any. The inability of these sole or limited source manufacturers to meet standards and regulations could severely impact our ability to test, manufacture and sell our products. The process of qualifying additional or replacement vendors in the heavily regulated medical device industry can be expensive and time-consuming, and any supply interruption could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The medical device industry is highly competitive. We believe that our success will depend upon our ability to create and deliver innovative, minimally invasive spectroscopic diagnostic products and systems on a timely basis and at competitive prices, effectively create market awareness and acceptance of our products, and maintain the proprietary nature of our technologies and processes. We believe we have few direct competitors in applying spectroscopy to the detection of colorectal cancer; however, the development of products using spectroscopic diagnostics for various medical specialties is rapidly growing. Currently, there are several ongoing spectroscopic diagnostic research projects employing humans. To the best of our knowledge, no other competitors have completed FDA clinical studies or submitted a PMA application to the FDA for a colorectal cancer application. The companies that follow have developed or are in the process of developing products that use spectroscopic technology that could potentially compete with our products or technologies.

         Xillix Technologies (Richmond, British Columbia, Canada) began to commercialize its LIFE-Lung system in 1998. This product uses light-based spectroscopy to detect and localize lung cancer and costs approximately $200,000 per system. Xillix also formed a strategic alliance with Miravant Medical Imaging in 1998 to co-develop a product that will integrate Xillix's technology with Miravant's PhotoPoint Drug technology. Xillix is also developing a system to detect gastrointestinal cancers of the esophagus, stomach, intestines and colon and has completed some feasibility clinical testing in this area. Xillix also has a strategic alliance with Olympus (Japan). Olympus supplies endoscopic equipment to approximately 70% of the market. The second largest endoscopic equipment supplier is Pentax (Japan) with about 25% of the market.

         SpectRx (Norcross, GA) has developed spectroscopy systems that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, diabetes screening and infant jaundice. Their products are in various stages of development. Their glucose monitoring product is furthest along the development path, and SpectRx has indicated they expect to submit the glucose monitoring device for FDA approval in 1999. FluorRx, a sister company to SpectRx, is also developing spectroscopy systems for other clinical chemistry diagnostics.

         Mediscience Technology (Cherry Hill, New Jersey) has conducted clinical studies for oral leukopakia, a pre-cancerous condition of the mouth, with a prototype product called CD SCAN. They also plan to conduct clinical studies in the areas of breast cancer and Barrett's Esophagus with products using spectroscopic technology.

         Lasertec International, Inc. (Stamford, Connecticut) expects to have results from ongoing human trials of its Photo Therapic Resonancy System in several months. Their technology is currently focused on the diagnosis and treatment of bladder cancer, but they plan to expand their technology to the diagnosis of laryngeal cancer. Their product differs from other cancer diagnostic products because it is designed to eliminate the cancer by causing the cancer cell to destroy itself.

         Lifespex (Kirkland, Washington) is a development stage company that has successfully completed clinical studies with its cervical cancer detection device called CERVISCAN. Lifespex is also conducting initial testing for its skin cancer detection device.

PATENTS

         Our success depends in part on our ability to obtain and maintain patent protection for our products, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Some of the technology used in, and that is important to, our products is not covered by any patents or patent applications. We seek to protect our trade secrets and proprietary know-how through proprietary information agreements with employees, consultants and other parties.

         We currently own exclusive rights to five issued, allowed and pending U.S. patents and applications for the OBS, two of which were filed in March 1999. The patents and patent applications include but are not limited to the following areas: types of forceps having an optical fiber and biopsy jaws; methods of tissue diagnosis using these forceps; various improvements in the OBS; apparatus and method for diagnosing tissue using the OBS; and providing the physician with additional information regarding whether it is necessary to take a biopsy sample. As of March 1999, there were three patents pending in the United States, and four patents pending in various foreign countries. We are also the exclusive licensee through the Massachusetts General Hospital of another U.S. patent for the OBS, which was issued in December 1998, and three related pending patents. We believe our patents, in addition to the licensed patents described below, provide for a strong intellectual property position. We can provide no assurance that any additional patents will be filed or issued, or if issued, that such patents will afford us any competitive advantage.

         In addition to the above, we also have an exclusive licensing agreement with the Massachusetts Institute of Technology for seventeen issued patents and pending applications, relative to the use of spectroscopy for the diagnosis of atherosclerotic cardiovascular disease. This licensing agreement runs for the life of the patents and includes technology developed under National Institute of Health funding. We also have a licensing arrangement with the Massachusetts General Hospital's Wellman Laboratories of Photomedicine which provides that certain patents that result from the Wellman Lab's research on cancer detection will be licensed exclusively to us.

EMPLOYEES

         As of March 26, 1999, we had nine employees, all of whom were full-time employees. Eight employees were engaged in product engineering, manufacturing, and regulatory affairs, and one employee was engaged in finance and administration. We had 11 full-time employees at December 31, 1997, and nine full-time employees at December 31, 1996. We are not subject to any collective bargaining agreement and believe that our employee relations are generally satisfactory.

         We also rely heavily on external consultants in the financial, regulatory, software development and design engineering areas. To date, we have been successful in attracting and retaining qualified technical personnel. We can provide no assurance, however, that we will be able to continue to attract or retain the skilled employees we need for profitable operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our offices are located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. Our leased facility consists of approximately 5,530 square feet of office, laboratory, quality testing, and warehouse space. The five-year lease, which expires on October 31, 2001, provides for monthly rental payments of approximately $4,500 per month. Our current rental payments, including a PRO RATA share of operating expenses and real estate taxes, are $5,915 per month. We maintain standard property and casualty insurance coverage at levels that we deem appropriate. We also believe that our current facility will be sufficient for our operations, including manufacturing, for the next year.

ITEM 3.  LEGAL PROCEEDINGS

         On or about September 4, 1998, we were served with a Complaint in the case of Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, who was at one time a financial consultant to the Company, was entitled to receive options for 50,000 shares of our Common Stock at an exercise price of $2.50 per share. Mr. Gibson was retained to successfully complete a proposed private placement financing. The stock options were to vest upon the successful closing of the proposed financing on or before December 31, 1994. The proposed financing did not occur. The parties are in the process of exchanging information in the case. The Company believes the claim to lack merit and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of the security holders since the 1998 annual shareholders' meeting.

                                     PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         During the year ended December 31, 1998, our Common Stock, par value $.25 per share (the "Common Stock") traded on the Nasdaq SmallCap Market under the symbol "SPSI." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the Nasdaq SmallCap Market.

                                                1998 Stock Prices                   1997 Stock Prices
                                          --------------- ---------------    ---------------- ---------------
         QUARTER ENDED                      High Sales      Low Sales          High Sales       Low Sales
         ----------------------------     --------------- ---------------    ---------------- ---------------
         March 31                             $8.000          $3.690             $5.125          $3.6250
         June 30                              $7.625          $4.000             $4.500          $2.4375
         September 30                         $5.500          $2.875             $4.750          $3.6250
         December 31                          $8.000          $3.625             $9.125          $4.5625


         Our Common Stock was delisted from the Nasdaq SmallCap Market at the close of business on March 17, 1999, and since March 18, 1999, has been trading on the Over-The-Counter Bulletin Board under the symbol "SPSI." On March 26, 1999, the closing price quoted for our Common Stock was $5.00 per share.

NASDAQ DELISTING

         Our Common Stock traded on the Nasdaq SmallCap Market from May 15, 1996 until March 17, 1999. The process that led to delisting of the Company's Common Stock from the Nasdaq SmallCap Market is described below.

         On February 9, 1999, The Nasdaq Stock Market notified us that in order to continue to have our Common Stock listed on The Nasdaq SmallCap Market we must demonstrate by March 12, 1999, based on a pro forma balance sheet as of January 31, 1999, that we had a minimum of $4,000,000 in net tangible assets. On March 12, 1999, we notified The Nasdaq Stock Market that our net tangible assets were in excess of $2,000,000 and requested an extension of time to demonstrate compliance with Nasdaq's requested $4,000,000 net tangible asset threshold. On March 17, 1999, The Nasdaq Stock Market rejected our request for an extension and notified us that our securities would be delisted from The Nasdaq Stock Market effective with the close of business on March 17, 1999.

HOLDERS

         On March 26, 1999, we had 983 registered shareholders of record of 5,261,720 shares of our Common Stock, excluding shareholders that are registered in "street-names." We estimate that there are approximately 5,000 beneficial shareholders of our Common Stock.

DIVIDENDS

         Since our incorporation, we have not paid any dividends, and no dividend payments are contemplated in the foreseeable future. We will retain any earnings we may generate to provide for the operation and expansion of our business.

OTHER SECURITIES

         We did not raise any additional funds in 1998 through any public or private offerings. A secondary public offering was initiated but did not close due to market conditions. A total of $1,024,187 was raised in fiscal 1998 through the exercise of stock options for 82,800 shares of Common Stock and the exercise of warrants for 148,445 shares of Common Stock that were issued to investors in connection with our 1995 private placement of Series A Preferred Stock.

         Warrants to purchase 174,998 shares of Common Stock were issued to lenders in connection with our $525,000 bridge loan transaction in 1994 and 1995. These warrants were exercised in March 1999, raising an additional $525,000 for the Company.

         As of March 26, 1999, all warrants issued in connection with the bridge loan transaction had been exercised, 184,556 warrants issued to investors in Series A Preferred Stock had been exercised and 40,444 warrants issued to investors in Series A Preferred Stock had expired. Additionally, warrants issued to the selling agent to purchase 3,334 shares of Common Stock had expired, 13,333 warrants had been exercised and 10,000 warrants are still outstanding. The Company received a total of $742,225 from the exercise of warrants issued to investors in Series A Preferred Stock during 1998.

         Investors in our 1995 private placement of Series B Preferred Stock were issued three-year warrants to buy one-third of a share of Common Stock at a price of $9.50 per share. The terms of these warrants were modified on December 28, 1998, by reducing the warrant exercise price to $6.00 per share, and extending the expiration date to January 26, 1999. As of March 26, 1999, 87,668 warrants (as modified) issued in connection with the private placement of Series B Preferred Stock had been exercised, and 176,507 warrants had expired. As of March 26, 1999, 79,250 warrants issued to the selling agent were still outstanding. The Company received a net amount of $485,407 from the exercise of the modified warrants held by investors in Series B Preferred Stock, during the first quarter of 1999.

         In March 1999, the Company sold 258,750 shares of its Common Stock at $4.00 per share to various accredited investors in a private placement. Investors also received a warrant to purchase one-half share of Common Stock for each share purchased in the private placement. As a result of the funding secured during the first quarter of 1999 we are no longer pursuing a bridge loan transaction.

STOCK OPTIONS

         The Company had 949,931 stock options outstanding as of March 26, 1999. Current employees hold 42.9% of the outstanding stock options, which represents a substantial decrease from last year and is due primarily to the fact that Mr. McMahon's options are no longer included as employee options.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that follow.

PLAN OF OPERATION

         The Company had cash and cash equivalents of $301,970 on December 31, 1998. Our foremost concern as we entered the first quarter of 1999 was to raise sufficient funds to continue operations and to maintain our listing on The Nasdaq SmallCap Market. We raised $2,057,313 through the exercise of warrants, stock options and a private placement during the first quarter of 1999. Although this amount was not sufficient to meet Nasdaq's requirements to remain listed, we believe it will be sufficient to carry us beyond anticipated FDA clearance and through the remainder of fiscal year 1999. We expect that we will need to raise an additional $3-$5 million from such sources as, but not limited to, strategic partners, private placements or public offerings to fully implement the various strategies outlined below.

         We intend to use our current funds to continue our clinical studies, begin ramping-up for production of the OBS and start implementing our marketing plan on a limited basis. Additional funding would be used to:

      o work with HMOs to conduct outcome-based clinical studies which would be conducted to collect clinical data to support and establish reimbursement codes
      o     commercialize the OBS following the receipt of FDA clearance
      o     obtain ISO 9001 certification
      o     expand our manufacturing capabilities
      o provide education and training to physicians and other health-care providers
      o fund the development of future products, for applications such as Barrett's esophagus
      o strengthen our intellectual property position with additional patents and licensing

         We believe we will be able to implement the above strategies without the need to purchase or lease significant pieces of equipment or a large amount of additional plant space. We believe we will need to hire additional employees in 1999 to support manufacturing after we receive FDA clearance for the OBS, as well as additional administrative and in-house marketing and research and development personnel.

         We will probably be forced to adjust our strategies and pursue other courses of action if we are not able to raise all or any of the additional funds we believe we will require to fully implement the various strategies and plans outlined above. We can provide no assurance that we will be successful in raising any or all of the additional funds that will probably be required, or that any such funds will be raised on a timely basis.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUE

         We recorded no revenue for the years ended December 31, 1998 and 1997. We do not expect to begin generating revenue until after FDA clearance has been obtained for the OBS.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ended December 31, 1998 totaled $1,719,171, compared to $1,095,281 for the year ended December 31, 1997. This represented an increase of $623,890, or 57.0%. The increase was primarily due to (a) increased salary expense related to the hiring of two additional personnel during the first half of 1998, (b) increased expenses related to the multi-center clinical trials on the OBS for colorectal cancer and feasibility studies for esophageal cancer, (c) an inventory revaluation associated with a change in product design, (d) increased consulting and product testing expenses relating to the submission of the Modular PMA application to the FDA, and (e) increased design engineering expenses.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 1998 totaled $746,953, compared to $679,809 for the year ended December 31, 1997. This represented an increase of $67,144, or 9.9%. This increase was primarily due to increased investor relations expenses and legal expenses. We used the services of our investor relations consultant for the entire year in 1998 compared to only four months in 1997 to assist in the process of informing brokers and analysts throughout the United States about the Company and its technologies. We also incurred increased legal and other professional service expenses in connection with the filing of a registration statement relating to a public offering of our Common Stock, which was later discontinued due to unfavorable market conditions.

INTEREST AND OTHER INCOME

         Interest and other income for the year ended December 31, 1998 totaled $51,982, compared to $131,299 for the year ended December 31, 1997. This represented a decrease of $79,317, or 60.4%, and was due to lower average cash balances during 1998 compared to 1997.

NET LOSSES

         As a result of the above factors, we reported a net loss of $2,414,142 for the year ended December 31, 1998, compared to a net loss of $1,643,791 for the year ended December 31, 1997. This represented an increase of $770,351, or 46.9%, and was primarily due to increased research and development costs and lower interest and other income. The net loss was $.52 per share for the year ended December 31, 1998, compared to a net loss of $.37 per share for the year ended December 31, 1997. We anticipate that our net loss will increase at least through fiscal year 1999 as we begin to commercialize the OBS, continue our research and development efforts to develop applications for the OBS in other medical specialties and investigate other potential opportunities for our technologies.

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUE

         We recorded no revenue for the years ended December 31, 1997 and 1996. Even though we have 510(k) clearance from the FDA for the disposable biopsy forceps and the reusable biopsy forceps, we decided to commercialize the forceps only as part of the OBS. As such, we do not expect to generate any significant revenue until FDA clearance has been obtained for the OBS.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ended December 31, 1997 totaled $1,095,281, compared to $998,137 for the year ended December 31, 1996. This represented an increase of $97,144, or 9.7%, and was primarily due to (a) increased expenses related to the multi-center clinical trials on the OBS, (b) two additional personnel hired in 1997 for product research and development, (c) increased legal fees associated with intellectual property protection and (d) increased consulting costs for the development, data analysis and regulatory filings relating to the OBS.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 1997 totaled $679,809, compared to $723,825 for the year ended December 31, 1996. This represented a decrease of $44,016, or 6%, and was primarily due to elimination of an office administrator and other cost reduction measures. The reduction in expenses was offset partially by increased expenses in investor relations costs. In the third quarter of 1997, we hired a consultant who assisted us in investor relations with brokers and analysts in major cities in the United States in order to provide better and wider dissemination of knowledge regarding the Company and its technologies.

INTEREST AND OTHER INCOME

         Interest and other income was $131,299 for the year ended December 31, 1997, compared to $176,043 for the year ended December 31, 1996. This represented a decrease of $44,744, or 25.4%, and was due to lower average cash balances during 1997 compared to 1996.

NET LOSSES

         As a result of the above factors, we reported a net loss of $1,643,791 for the year ended December 31, 1997, compared to a net loss of $1,545,919 for the year ended December 31, 1996. This represented an increase of $97,872, or 6.3%, and was primarily due to increased research and development costs and lower interest and other income. The net loss per share was $.37 for the year ended December 31, 1997, compared to a net loss per share of $.47 in for the year ended December 31, 1996. The lower net loss per share was due to higher weighted average shares outstanding in 1997, which resulted from the conversion of outstanding shares of Series A and Series B Preferred Stock into an equivalent number of shares of Common Stock.

LIQUIDITY AND SOURCES OF CAPITAL

         On December 31, 1998, our working capital was ($27,791) compared to $1,454,649 on December 31, 1997. The decrease in working capital was the result of cash being used to fund normal business operations.

         Net cash used in operating activities in 1998 was $2,341,207, compared to $1,492,331 in 1997 and $1,379,498 in 1996. The increase was primarily due to the higher net losses each year. The higher net losses were caused by higher research and development costs relating to the development and clinical testing of the OBS and the preparation and filing of the Modular PMA application with the FDA.

         Net cash used by investing activities was $19,183 in 1998, compared to $12,192 in 1997 and 10,936 in 1996. The increase in each year was primarily due to additional purchases of fixed assets.

         Net cash provided by financing activities in 1998 was $1,024,187, compared to $95,514 in 1997 and $314,290 in 1996. The cash provided by financing activities each year was primarily due to the exercise of warrants and stock options throughout each year.

         Cash and cash equivalents on December 31, 1998 were $301,970, compared to $1,638,173 on December 31, 1997 and $3,047,182 on December 31, 1996. During
the first quarter of 1999, we raised $2,057,313 through several means including but not limited to warrant and stock option exercises and a private placement. We estimate that this amount of cash and cash equivalents will be sufficient to last through fiscal 1999.

         Our future liquidity and capital requirements will depend upon a number of factors, including the progress and expense of clinical trials, the potential requirements and related costs for product modifications, the timing and expense of various U.S. and foreign regulatory filings, the timing of receipt of various U.S. and foreign government approvals for our products, the timing and extent to which our products gain market acceptance, the timing and expense of product introduction, and the expense of developing marketing and distribution capabilities for our products. We may be required to seek additional funds through debt or equity financing, arrangements with corporate partners or from other sources. Issuance of additional equity securities could result in substantial dilution in ownership and control to the then-existing shareholders. There can be no assurance that any such funds will be available on terms acceptable to us, or at all. Our inability to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 ISSUE

         Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 ("Y2K") requirements. The potential global impact of the Y2K problem is not known, and if not corrected in a timely manner, could affect the Company in particular and the U.S. and world economy generally.

         Our product development process currently contains steps to include Y2K compliance verification for all current and future products. Our existing products are Y2K compliant. In addition, we are requesting assurances from our major and sole or limited source suppliers that they are addressing the Y2K issue. These actions are intended to help mitigate the possible external impact of the Y2K problem. The Y2K efforts of third parties are not within our control; however, their failure to resolve Y2K issues successfully could result in business disruption and increased costs to the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or quantify any potential negative impact they may have on our future results of operations and financial condition.

         We are currently analyzing internal and external Y2K issues. Our internal and other computer systems are being reviewed to assess and minimize Y2K issues; this assessment includes our information technology ("IT") and non-IT systems. Our Y2K compliance program includes the following phases: identifying systems that may need to be modified or replaced; carrying out modifications to existing systems or converting to new systems; and conducting validation testing of various systems and applications to determine their readiness. All internal IT computer systems and software have been assessed and appear to be Y2K compliant. Computer equipment that we purchased in 1997 for the purpose of satisfying operational needs is Y2K compliant, and final testing of our accounting software will be completed during the second quarter of 1999. To date, the assessment of our external IT systems has not revealed any Y2K compliance issues. The assessment of our non-IT systems should be completed by the third quarter of 1999. We estimate that we will complete our Y2K compliance program for all of our significant internal systems by September 30, 1999.

         We estimate the total cost for resolving our Y2K issues will probably be less than $5,000, of which approximately $1,000 has been spent through March 26, 1999. The estimate of Y2K costs is based on numerous assumptions, and there can be no assurance that the estimate is correct or that actual costs will not be materially greater than anticipated.

         Although we use computer software and hardware for various operations, including financial reporting, certain manufacturing and assembly functions, and in our products, we believe that the Y2K issue will not cause any material disruptions to our operations. However, if certain critical third-party providers, such as those that supply electricity, water or telephone service, experience difficulties resulting in disruption of the services they provide us, a shutdown of our facility could occur for the duration of the disruption. We plan to continuously monitor the status of completion of our Y2K plan and, based upon such information, will develop a contingency plan as necessary.

         The most reasonably likely worst-case scenario of failure by the Company or our suppliers or customers to resolve Y2K issues could potentially be a temporary slowdown or cessation of operations at our facility, and/or a temporary inability on our part to timely process orders and to deliver finished products to customers. Unresolved Y2K issues by the Company, suppliers or customers could potentially delay the timing of payments from or to the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Audited financial statements for each of the three years ended December 31, 1998, 1997 and 1996 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Listed below are our directors, executive officers and key employees, their ages, positions and year in which each first became a director, executive officer or key employee.



NAME                                AGE     POSITION                            DIRECTOR/OFFICER SINCE
----                                ---     --------                            ----------------------

Chester E. Sievert, Jr.             47      President & Chief Executive Officer         1998
Henry M. Holterman(1) (2)           44      Director                                    1992
Nathaniel S. Thayer(1) (2)          74      Director                                    1992


-------------------
(1)      Member of the Audit Committee of the Board of Directors
(2)      Member of the Compensation Committee of the Board of Directors

         CHESTER E. SIEVERT, JR. was appointed Chief Executive Officer on January 5, 1999, after the sudden death of Mr. Brian McMahon, our former Chairman and Chief Executive Officer, in December 1998. Mr. Sievert joined the Company in June 1996 as a consultant, and began serving as Vice President of Development in November 1996. He was appointed Executive President of Development and Operations in July 1997, and was appointed President and Chief Operating Officer in March 1998. Prior to joining us, Mr. Sievert founded and was the president of two medical product companies, ReTech, Inc. from 1980 to 1986, and FlexMedics Corporation from 1986 to 1995. As a former academic scientist on staff at the University of Minnesota College of Medicine and the Veterans Administration Medical Center, Mr. Sievert published extensively in the fields of gastroenterology, urology and fiber optics. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

         HENRY M. HOLTERMAN has served as a director for the Company since March 1992. Mr. Holterman has been the Managing Director of Reggeborgh Beheer BV, a company located in The Netherlands that invests in companies and owns property projects generally located in The Netherlands, since 1991. Mr. Holterman is a chartered accountant and, from 1987 to 1991, was group controller for Transport Development Group PLC and the Dutch Holding Company

ETOM NV. From 1984 to 1988, Mr. Holterman was the President of the Board of Directors of LETO Recycling, a Swedish-Dutch company involved in recycling chemical waste.

         NATHANIEL S. THAYER has served as a director for the Company since May 1993. Mr. Thayer has been a partner in the law firm of Blais Cunningham & Crowe Chester, located in Pawtucket, Rhode Island, since 1969.

         Our Bylaws authorize the Board of Directors to fix the number of directors from time to time, and the number is currently set at five directors. There are currently three vacancies on the Board, one of which was previously held by Mr. McMahon, who was our Chief Executive Officer and Chairman of the Board at the time of his death. All directors hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. We intend to nominate additional individuals to serve as directors in connection with the 1999 annual shareholders' meeting. There are no family relationships between any of the directors or executive officers of the Company.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who are beneficial owners of more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 1998, all
Section 16(a) filing requirements applicable to our officers, directors, and 10% shareholders were satisfied with the exception of one late filing of a Form 4 for each of Mr. Henry Holterman, Mr. Nathaniel Thayer, and Mr. Chester Sievert. Each of the late Form 4s were related to grants of stock options that were pending compensation committee approval at the time of Mr. McMahon's death.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table shows, for the fiscal year ending December 31, 1998, compensation awarded, paid to, or earned by our Chief Executive Officer and for all executive officers whose salary and bonuses exceeded $100,000 for that year (the "Named Executive Officers"):

                                    Annual Compensation                                   Awards
                                    -------------------                                   ------
                                                        Other                  Securities
                                                        Annual     Restricted  Underlying             All Other
Name and Principal                                      Compen-      Stock      Option/s     LTIP       Compen
Position                   Year    Salary      Bonus    sation(1)   Award(s)      SARs       Payouts   sation(11)
------------------------- ------- ---------- ---------- ---------- ----------- ------------  -------- -----------
Chester E. Sievert, Jr.   1998     $110,000    $    --     $6,000      -           145,000(2)   -         $3,300
President and Chief       1997       92,500     15,000      6,000      -            85,000(3)   -          1,712
Executive Officer         1996       11,987         --      1,000      -            17,079(4)   -              -

Brian T. McMahon (5)      1998      131,855          -      6,005      -           206,667(2)   -         30,000
                          1997      137,496     34,374      6,307      -           289,605(6)   -          2,062
                          1996      137,496     27,500      8,279      -            50,000(7)   -          1,317

Ching-Meng Chew (8)       1998       62,006     14,250      4,175      -            37,500(2)   -         33,175
                          1997       95,000     16,500      6,575      -            25,000(9)   -          2,850
                          1996       82,500      3,822      6,585      -            15,000(10)  -          1,157


(1) Other Annual Compensation primarily involves a car allowance of $500 per month for each of the Named Executive Officers. Mr. McMahon received $2,129 in medical benefits in 1996, but did not receive paid medical benefits in 1997 or 1998.
(2) Details of these option grants are provided in the following table entitled "Option Grants in Last Fiscal Year."
(3) Includes a ten-year stock option for 50,000 shares, which will vest in its entirety upon the successful completion of the clinical studies on the OBS and the filing with the FDA of a pre-market notification package and final FDA product approval; and a ten-year stock option for 35,000 shares, vesting one-third per year over three years. Both options have an exercise price of $3.9125 per share. On March 26, 1999, Mr. Sievert held total stock options for 247,079 shares.
(4) Includes a ten-year stock option for 15,000 shares, vesting one-third per year over three years at an exercise price of $4.9875 per share, and a ten-year option for 2,079 shares at an exercise price of $7.75 per share, which is fully vested.
(5) Mr. McMahon held the titles of Chairman and Chief Executive Officer until his sudden death in December 1998. A total of 289,379 unvested options were forfeited at the time of his death. On March 26, 1999, Mr. McMahon's estate held total stock options for 406,353 shares, all of which will expire on or before December 9, 2000.
(6) Mr. McMahon previously held two fully-vested five-year stock options, one for 50,000 shares exercisable at $2.50 per share and one for 150,000 shares exercisable at $3.00 per share. Both options expired unexercised in 1997. Mr. McMahon was granted new ten-year options, each vesting one-third per year over three years as follows: (a) 50,000 shares at $3.7625 per share, (b) 189,065 shares at $3.7813 per share, and (c) 50,000 shares at $4.7625 per share.
(7) Represents a ten-year stock option for 50,000 shares, vesting one-third per year over three years, at an exercise price of $7.00 per share.
(8) Mr. Chew resigned as Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer of the Company as of July 31, 1998. A total of 27,800 vested options were exercised in October 1998 prior to their expiration. A total of 71,387 options were forfeited as a result of his resignation. On March 26, 1999, Mr. Chew held total stock options for 23,333 shares.
(9) Represents a ten-year stock option for 25,000 shares, vesting one-third per year over three years, at an exercise price of $4.7625 per share.
(10) Represents a ten-year stock option for 15,000 shares, vesting one-third per year over three years, at an exercise price of $7.00 per share.
(11) All Other Compensation includes amounts contributed to the SPECTRASCIENCE Savings and Retirement Plan, which qualifies as a 401(k) Plan under the Internal Revenue Code of 1986, as amended.

OPTION GRANTS

         The following table sets forth information concerning individual grants of stock options under the Company's 1991 Stock Plan (the "1991 Plan") made to each of the Named Executive Officers. No stock appreciation rights ("SARs") were granted or exercised for the year ended December 31, 1998.

                               OPTION GRANTS IN LAST FISCAL YEAR
                                                Individual Grants
                               ----------------------------------------------------   Potential Realizable
                                             % of Total                                 Value at Assumed
                                Number of     Options     Exercise                    Annual Rates of Stock
                               Securities    Granted to   or Base                    Price Appreciation for
                               Underlying    Employees    Price                          Option Term (9)
                                 Options     in Fiscal    ($/Sh)      Expiration     ------------------------
     Name                       Granted #       Year         (8)         Date           5%          10%
     ----                       ---------       ----         ---         ----        ---------- -------------
     Chester E. Sievert, Jr.    45,000 (1)          9.0%   $4.0833   01/23/2000      $398,121    $1,008,916
                                50,000 (2)         10.0%   $4.4930   08/04/2000
                                50,000 (2)         10.0%   $4.4930   08/04/2000
     Brian T. McMahon (3)      100,000 (4)         20.1%   $4.0833   05/28/2000      $626,796    $1,588,423
                               106,667 (5)         21.4%   $5.5156   01/23/2000
     Ching-Meng Chew (6)        37,500 (7)          7.5%   $4.0833   01/23/2000      $ 96,299    $  244,040


(1) Represents a ten-year stock option for 45,000 shares granted pursuant to the 1991 Plan. Six thousand shares vest immediately, with the remainder vesting one-third per year over three years.
(2) Mr. Sievert was granted two ten-year options, each for 50,000 shares, which will vest in their entirety upon the following milestones: (i) 50,000 shares upon the successful filing with the FDA of a pre-market approval notification submission relating to the OBS, and (ii) 50,000 shares upon the written conditional approval by the FDA of the pre-market approval application to market the OBS.
(3) Mr. McMahon died suddenly in December 1998. A total of 289,379 unvested options were forfeited at the time of his death, including 80,000 of the options listed herein. As of December 31, 1998, Mr. McMahon's estate held total stock options for 406,353 shares, all of which will expire on or before December 9, 2000.
(4) Represents a ten-year stock option for 100,000 shares, of which 20,000 shares vest immediately and the remainder vest one-third per year over three years.
(5) Mr. McMahon previously held a fully-vested five-year stock option for 116,667 shares exercisable at $3.00 per share. A total of 10,000 shares were exercised in May 1998, and the remainder expired unexercised in May 1998. Mr. McMahon was granted a ten-year option in May 1998 for 106,667 shares at $5.5156 per share, vesting immediately.
(6) Mr. Chew resigned from the Company as of July 31, 1998. A total of 71,387 options, including 32,500 of the options listed herein, were forfeited as a result of his resignation. As of December 31, 1998, Mr. Chew held total stock options for 23,333 shares.
(7) Represents a ten-year stock option for 37,500 shares, of which 5,000 shares vest immediately and the remainder vest one-third per year over three years.
(8) The exercise price was determined based on the greater of (a) the prevailing market price (defined as the closing price) of the Common Stock on the date of grant or (b) the average of the closing prices of the Common Stock for the ten trading days immediately prior to the date of grant.
(9) Potential realizable value is net of the exercise price, but before taxes associated with exercise. Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term, multiplied by the number of options granted. These values are calculated based on regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels, or at any other defined level.

OPTION VALUES

         The following table sets forth certain information concerning individual exercises of stock options during the year ended December 31, 1998 and the value of unexercised stock options as of December 31, 1998 for each of the Named Executive Officers.

                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR END OPTION/SAR VALUES

                                                               Number of Securities         Value of unexercised
                                   Shares                          Underlying                  In-the-Money
                                  acquired     Vaule        Unexercised Options/SARs           Options/SARs
                                 on exercise  realized              at FY-end                At FY-end (1)(2)
                                 ------------ ----------- ----------------------------- ---------------------------
                                                          Exercisable    Unexercisable  Exercisable  Unexercisable
                                                          -------------  -------------- -----------  --------------
    Chester E. Sievert, Jr. (3)      --          --             29,745         217,334       $45,978      $383,474
    Brian T. McMahon (4)           43,333      $129,999        406,353              --      $737,743            --
    Ching-Meng Chew (5)            27,800      $109,463         23,333              --       $19,896            --

---------------

(1) Upon the exercise of an option, the optionee must pay the exercise price in cash or stock. Stock options are "in-the-money" if the closing bid price for the Common Stock is greater than the exercise price of the stock options. The closing bid price for the Common Stock on December 31, 1998 was $6.00 per share. The value of the options is calculated by taking the difference between the exercise price and the closing bid price on December 31, 1998, and multiplying this difference by the number of option shares. When the exercise price was higher than the market value of the Common Stock, the option was not "in-the-money."
(2) Does not include the number or value of unexercisable options granted subsequent to December 31, 1998. No SARs were held by any of the Named Executive Officers on December 31, 1998.
(3) "In-the-money" options include 27,666 shares which are exercisable and 217,334 shares which are unexercisable.
(4) "In-the-money" options include 373,020 which are exercisable and no shares which are unexercisable.
(5) "In-the-money" options include 13,333 shares which are exercisable and no shares which are unexercisable

COMPENSATION OF DIRECTORS

         We pay each non-employee director $500 for each Board of Directors' meeting and committee meeting attended and reimburse each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Employee directors are not entitled to any compensation for attendance at Board of Directors' and committee meetings.

         Pursuant to the 1991 Plan, each non-employee director is entitled to receive an option to purchase 10,000 shares of Common Stock when first elected to the Board of Directors. Prior to October 1996, non-employee directors were entitled to receive an initial option grant of 25,000 shares of Common Stock. In addition, each non-employee director is entitled to receive an automatic grant of options to purchase 5,000 shares of Common Stock upon re-election to the Board for each year in which the 1991 Plan is in effect. The exercise price of the option is based on the greater of the prevailing market price (defined as the closing bid price) of the Common Stock on the date of grant, or the average of the closing bid prices of the Common Stock for the ten trading days immediately prior to the date of grant.

         The options granted to non-employee directors under our 1991 Plan expire ten years from the date of grant (subject to earlier termination in the event of death), are not transferable

(except by will or the laws of descent and distribution), and become fully exercisable one year after the date of grant.

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL AGREEMENTS

         The Company entered into a Severance Agreement with each of Messrs. McMahon and Chew on November 26, 1996 and with Mr. Sievert on May 21, 1997, providing for severance pay in the event of a "Change in Control" as defined in each Severance Agreement. The Severance Agreements for Messrs. Chew and McMahon are no longer in effect. Each Severance Agreement provides for severance pay if their employment is terminated, either voluntarily or involuntarily, during the three-year period following a Change in Control. The severance payment is to be equal to full compensation for one year for Messrs. Sievert and Chew, and two years for Mr. McMahon; and payment will be made in a lump sum upon termination. In addition to the severance payment, each Severance Agreement provides for the following benefits upon a Change in Control:

      o     18 months of life, accident and health and dental insurance benefits
      o     12 months of out-placement services
      o complete coverage for fiduciary liability and directors' and officers' insurance for a period of six years after a Change in Control
      o indemnification for any losses that might result from actions taken in good faith before the "Date of Termination" as defined in the Severance Agreement
      o reimbursement for all legal fees and expenses incurred as a result of termination, except to the extent such payment would constitute an excess "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986
      o all benefits under the SPECTRASCIENCE Savings and Retirement Plan, or any successor to such plan and any other plan or arrangement relating to retirement benefits
      o all benefits and rights under any and all of our stock purchase, restricted stock grant and stock option plans or programs, or any successor to any such plans or programs, which shall be in addition to, and not reduced by, any other amounts payable under the Severance Agreement
      o     immediate vesting of all outstanding but unvested options

         If there had been a Change in Control for the fiscal year ended December 31, 1998, and the employment of Mr. Sievert had been immediately terminated, Mr. Sievert would have been entitled to receive, pursuant to the terms of the Severance Agreement, a lump sum payment upon termination of $162,000. Mr. Chew would have been entitled to a lump sum payment of $136,000 prior to his resignation in July 1998, and Mr. McMahon would have been entitled to a lump sum payment of $396,989 prior to his death in December 1998.

         All stock option agreements outstanding under the 1991 Plan provide for the accelerated vesting of options immediately prior to a Change in Control, except in certain cases where the optionee is terminated for "cause" or resigns without "good reason."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT.

OWNERSHIP OF VOTING SECURITIES BY PRINCIPAL HOLDERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 26, 1999, by each of our directors, each Named Executive Officer, each person or entity known by us to own beneficially more than five percent of the Common Stock, and all of our directors and executive officers as a group.

                                                                        Percent of Class
                                               Amount and Nature of       Beneficially
Name and Address of Beneficial Owner           Beneficial Ownership        Owned (9)
------------------------------------------    -----------------------  -------------------
Perkins Capital Management, Inc. and
The Perkins Opportunity Fund (1)                     594,087                 11.2%
Reggeborgh Beheer BV (2)                             559,000                 10.4%
Nathaniel S. Thayer (3)                              497,438                  9.4%
Brian T. McMahon (4)                                 461,086                  8.1%
Chester E. Sievert, Jr. (5)                           54,412                  1.0%
Ching-Meng Chew (6)                                   23,333                  0.5%
Henry M. Holterman (7)                                21,000                  0.4%
Officers and Directors as a Group (8)              1,057,269                 18.2%

-----------------
(1) Includes 394,087 shares owned by Perkins Capital Management, Inc. and 200,000 shares owned by The Perkins Opportunity Fund (collectively, "Perkins"). The shares beneficially owned by Perkins Capital Mangement, Inc. also include 35,000 shares issuable upon exercise of warrants held by Perkins or their clients. The address of Perkins is 730 East Lake Street, Wayzata, MN 55391-1769.
(2) Includes 434,000 shares held by Reggeborgh Beheer BV and 125,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 26, 1999. The address of Reggeborgh Beheer BV is Postbox 319, Industrieweg 12, 7460 AH Rijssen, The Netherlands.
(3) Includes (a) 454,238 shares owned by Mr. Thayer, (b) 43,000 shares issuable upon exercise of options that are exercisable within 60 days of March 26, 1999 and (c) 200 shares held in a joint account in which Mr. Thayer has a 50% beneficial interest. Mr. Thayer, a non-employee director of the Company, is a partner of the law firm of Blais Cunningham & Crowe Chester, and his address is 150 Main Street, P.O. Box 1325, Pawtucket, RI 02862.
(4) Includes (a) 54,733 shares owned by Mr. McMahon's estate, and (b) 406,353 shares issuable upon exercise of options that are exercisable within 60 days of March 26, 1999. Mr. McMahon was Chairman of the Board and Chief Executive Officer of the Company at the time of his death in December 1998, and his address is 3650 Annapolis Lane, Suite 101, Minneapolis, MN 55447-5434.
(5) Includes 54,412 shares issuable upon exercise of options that are exercisable within 60 days of March 26, 1999. Excludes 150,000 shares issuable upon exercise of options that will vest upon the successful completion of various milestones related to the clinical studies on the OBS, the filing of a PMA application with the FDA and final FDA product approval. Mr. Sievert is the President and Chief Executive Officer of the Company, and his address is 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434.
(6) Includes 23,333 shares issuable upon exercise of options that are exercisable within 60 days of March 26, 1999. Mr. Chew resigned from his position with the Company in July 1998, and his address is 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434.
(7) Includes 21,000 shares issuable upon exercise of options that are exercisable within 60 days of March 26, 1999. Mr. Holterman is a non-employee director of the Company, and his address is the same as the address of Reggeborgh Beheer BV (included in footnote (2) above), where he is the Managing Director.
(8) Includes 509,171 shares owned by all directors and executive officers (5 persons) and 548,098 shares issuable upon exercise of options held by all directors and executive officers (5 persons) that are exercisable within 60 days of March 26, 1999. Excludes 150,000 shares issuable upon exercise of options held by Mr. Sievert upon the successful completion of various milestones as described in footnote
      (5) above.
(9) Based upon 4,737,804 share of common stock outstanding on December 31, 1998, as adjusted for the issuance of 87,668 shares issued upon the exercise of warrants in January 1999, 2,500 shares issued upon the exercise of options in February 1999, and 433,748 shares issued in March 1999, in connection with warrant exercises and a private placement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no material transactions between the Company and its directors or executive officers for the fiscal year ended December 31, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K.

         None.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number      Description
------      -----------
3.1         Articles of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.1, for the year ended December 31, 1996.)
3.2         Bylaws, as amended. (Incorporated by reference to the Company's
            Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended
            December 31, 1995.)
10.1        1991 Stock Plan adopted by the Company's Board of Directors on July
            11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K, Exhibit
            10.12, for the year ended December 31, 1991.)
10.2        Amendment to 1991 Stock Plan adopted by the Company's Board of
            Directors on July 11, 1991 and shareholders on January 30, 1992.
            (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3        Amendment to 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's
            Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995.)
10.4        Amendment to 1991 Stock Plan adopted by the Company's Board of
            Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of
            Shareholders.)
10.5        Amendment to 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's
            Registration Statement on Form S-8, Commission File No. 333-4393, as filed on May 23, 1996.)
10.6        Amendment to 1991 Stock Plan as it pertains to Section 5(k) of the
            Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.10, for the year ended December 31, 1996.)
10.7        Amendment to 1991 Stock Plan as it pertains to Section 3 of the
            Plan, adopted by the Company's Board of Directors on March 9, 1998.
            (Incorporated by reference to the Company's Annual Report of Form
            10-K for the year ended December 31, 1997.)
10.8        Self-Insurance Trust Agreement between the Company and Richfield
            Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9        Form of Indemnification Agreement for all officers and directors.
            (Incorporated by reference to the Company's Annual Report on Form
            10-K for the year ended December 31, 1986.)
10.10       Employment Agreement and Severance Agreement between the Company and
            Brian T. McMahon dated September 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit
            10.23, for the year ended December 31, 1993.)

10.11 Severance (Change in Control) Agreement between the Company and Brian T. McMahon dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1996.)
10.12 Severance (Change in Control) Agreement between the Company and Ching-Meng Chew dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.16, for the year ended December 31, 1996.)
10.13 Severance (Change in Control) Agreement between the Company and Chester E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.14 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.15 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)
10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.17 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.18 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.19 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.20 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.21 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.22 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to
            Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
23.1       Consent of Independent Auditors, filed herewith.
27         Financial Data Schedule, filed herewith.
99 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in Forward-Looking Statements. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 99, for the quarter ended March 31, 1998.)

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPECTRASCIENCE, INC.
                                                    (Registrant)


Date:     March 31, 1999               By: /S/ CHESTER E. SIEVERT, JR.
                                          ----------------------------
                                       CHESTER E. SIEVERT, JR.
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ CHESTER E. SIEVERT, JR.                          March 31, 1999
--------------------------------------------
Chester E. Sievert, Jr.
President and Chief Executive Officer
(Principal Executive Officer)



/S/ HENRY M. HOLTERMAN                               March 31, 1999
---------------------------
Henry Holterman
Director



/S/ NATHANIEL S. THAYER                              March 31, 1999
---------------------------
Nathaniel S. Thayer
Director

                              SPECTRASCIENCE, Inc.

                          Audited Financial Statements


                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors...............................................F-1

Audited Financial Statements

Balance Sheets...............................................................F-2
Statements of Operations.....................................................F-3
Statement of Changes in Stockholders' Equity.................................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statements................................................F-6


                                     Page F

                         Report of Independent Auditors


Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company's deficit accumulated since its inception during the development stage raises substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional capital financing to permit it to continue its operations. The financial statements do not include any adjustments that might result from this uncertainty.

                                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 5, 1999


                              SPECTRASCIENCE, Inc.

                                 Balance Sheets

                                                                       DECEMBER 31
                                                                1998               1997
                                                            -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                $    301,970       $  1,638,173
   Inventory                                                     185,625            180,474
   Note receivable from related party                             24,030                 --
   Prepaid expenses                                               50,638             57,935
   Other current assets                                           10,585             40,484
                                                            -------------------------------
Total current assets                                             572,848          1,917,066

Fixed assets:
   Office furniture and equipment                                266,400            249,935
   Machinery and equipment                                       562,919            560,201
                                                            -------------------------------
                                                                 829,319            810,136
   Less accumulated depreciation                                (581,788)          (655,090)
                                                            -------------------------------
                                                                 247,531            155,046
                                                            -------------------------------
Total assets                                                $    820,379       $  2,072,112
                                                            ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    236,769       $    104,687
   Note payable                                                   45,217             36,122
   Accrued compensation and taxes                                 99,263            100,690
   Accrued expenses                                               56,990             61,019
   Accrued clinical research fees                                162,400            159,899
                                                            -------------------------------
Total current liabilities                                        600,639            462,417

Commitments

Stockholders' equity:
   Common stock, $.25 par value:
      Authorized shares--10,000,000
      Issued and outstanding shares--4,737,804 in 1998
         and 4,506,559 in 1997                                 1,184,451          1,126,640
Additional paid-in capital                                    45,586,659         44,620,283
Accumulated deficit                                          (46,551,370)       (44,137,228)
                                                            -------------------------------
Total stockholders' equity                                       219,740          1,609,695
                                                            -------------------------------
Total liabilities and stockholders' equity                  $    820,379       $  2,072,112
                                                            ===============================


SEE ACCOMPANYING NOTES.


                              SPECTRASCIENCE, Inc.

                            Statements of Operations

                                                                   YEAR ENDED DECEMBER 31
                                                     1998                    1997                    1996
                                               -----------------------------------------------------------------
EXPENSES
Research and development                         $ 1,719,171             $ 1,095,281             $   998,137
Selling, general and administrative                  746,953                 679,809                 723,825
                                               -----------------------------------------------------------------
Net loss from operations                          (2,466,124)             (1,775,090)             (1,721,962)

OTHER (INCOME) EXPENSE
Interest and other (income) expense                  (51,982)               (131,299)               (176,043)
                                               -----------------------------------------------------------------

Net loss                                         $(2,414,142)            $(1,643,791)            $(1,545,919)
                                               =================================================================

Net loss per share                                     $(.52)                  $(.37)                  $(.47)

Weighted average common shares outstanding         4,663,559               4,467,233               3,276,193


SEE ACCOMPANYING NOTES.


                              SPECTRASCIENCE, Inc.

                  Statement of Changes in Stockholders' Equity

                                                                                       SERIES A
                                                                                      CONVERTIBLE
                                                          COMMON STOCK               PREFERRED STOCK
                                                 -----------------------------------------------------------
                                                    SHARES          AMOUNT        SHARES         AMOUNT
                                                 -----------------------------------------------------------
Balance December 31, 1995                         2,933,348      $  733,337       674,998       $ 674,998
   Conversion of Series A preferred stock
      into common shares                            608,331         152,083      (608,331)       (608,331)
   Exercise of Series A preferred stock
      detachable warrants into common shares         33,333           8,333            --              --
   Exercise of stock options                         46,200          11,550            --              --
   Net loss                                              --              --            --              --
                                                 -----------------------------------------------------------
Balance December 31, 1996                         3,621,212         905,303        66,667          66,667
    Conversion of Series A preferred stock
      into common shares                             66,667          16,667       (66,667)        (66,667)
    Conversion of Series B preferred stock
      into common shares                            792,500         198,125            --              --
    Exercise of Series A preferred stock
      detachable warrants into common stock          16,111           4,028            --              --
    Exercise of stock options                        10,069           2,517            --              --
    Net loss                                             --              --            --              --
                                                 -----------------------------------------------------------
Balance December 31, 1997                         4,506,559       1,126,640            --              --
    Exercise of Series A preferred stock
      detachable warrants
      into common stock                             148,445          37,111            --              --
    Exercise of stock options                        82,800          20,700            --              --
    Net loss                                             --              --            --              --
                                                 -----------------------------------------------------------
Balance December 31, 1998                         4,737,804      $1,184,451            --       $      --
                                                 ===========================================================

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                        SERIES B
                                                       CONVERTIBLE
                                                      PREFERRED STOCK             ADDITIONAL
                                                 ---------------------------        PAID-IN         ACCUMULATED
                                                   SHARES          AMOUNT           CAPITAL           DEFICIT           TOTAL
                                                 --------------------------------------------------------------------------------

Balance December 31, 1995                          792,500       $ 792,500       $43,136,284      $(40,947,518)      $ 4,389,601
   Conversion of Series A preferred stock
      into common shares                                --              --           456,248                --                --
   Exercise of Series A preferred stock
      detachable warrants into common shares            --              --           158,332                --           166,665
   Exercise of stock options                            --              --           136,075                --           147,625
   Net loss                                             --              --                --        (1,545,919)       (1,545,919)
                                                 --------------------------------------------------------------------------------
Balance December 31, 1996                          792,500         792,500        43,886,939       (42,493,437)        3,157,972
    Conversion of Series A preferred stock
      into common shares                                --              --            50,000                --                --
    Conversion of Series B preferred stock
      into common shares                          (792,500)       (792,500)          594,375                --                --
    Exercise of Series A preferred stock
      detachable warrants into common stock             --              --            56,527                --            60,555
    Exercise of stock options                           --              --            32,442                --            34,959
    Net loss                                            --              --                --        (1,643,791)       (1,643,791)
                                                 --------------------------------------------------------------------------------
Balance December 31, 1997                               --              --        44,620,283       (44,137,228)        1,609,695
    Exercise of Series A preferred stock
      detachable warrants
      into common stock                                 --              --           705,114                --           742,225
    Exercise of stock options                           --              --           261,262                --           281,962
    Net loss                                            --              --                --        (2,414,142)       (2,414,142)
                                                 --------------------------------------------------------------------------------
Balance December 31, 1998                               --       $      --       $45,586,659      $(46,551,370)      $   219,740
                                                 ===============================================================================

SEE ACCOMPANYING NOTES


                              SPECTRASCIENCE, Inc.

                            Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                              1998              1997              1996
                                                          -----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(2,414,142)      $(1,643,791)      $(1,545,919)
Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation                                            141,083            64,666            72,418
      Gain on sale of fixed assets                                 --                --              (387)
      Changes in operating assets and liabilities:
         Accounts receivable                                       --                --           100,641
         Inventory                                           (219,536)           11,677          (120,665)
         Note receivable from related party                   (24,030)               --                --
         Prepaid expenses                                       7,297            10,470           (31,686)
         Other current assets                                  29,899            (5,153)            8,147
         Accounts payable and accrued expenses                138,222            69,800           137,953
                                                          -----------------------------------------------
Net cash used in operating activities                      (2,341,207)       (1,492,331)       (1,379,498)

INVESTING ACTIVITIES
Purchases of fixed assets                                     (19,183)          (12,192)          (13,418)
Proceeds from sale of fixed assets                                 --                --             2,482
                                                          -----------------------------------------------
Net cash used in investing activities                         (19,183)          (12,192)          (10,936)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                      1,024,187            95,514           314,290
                                                          -----------------------------------------------
Net cash provided by financing activities                   1,024,187            95,514           314,290
                                                          -----------------------------------------------

Net decrease in cash and cash equivalents                  (1,336,203)       (1,409,009)       (1,076,144)
Cash and cash equivalents at beginning of year              1,638,173         3,047,182         4,123,326
                                                          -----------------------------------------------
Cash and cash equivalents at end of year                  $   301,970       $ 1,638,173       $ 3,047,182
                                                          ===============================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Series A preferred stock converted into common stock      $        --       $    66,667       $   608,331
Series B preferred stock converted into common stock               --           792,500                --
Transfer of inventory to equipment                            214,385                --           110,385


SEE ACCOMPANYING NOTES.


                              SPECTRASCIENCE, Inc.

                          Notes to Financial Statements

1. BUSINESS

The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently, the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused primarily on developing and manufacturing innovative, minimally-invasive spectroscopic systems to facilitate detection and differentiation among normal, pre-cancerous and cancerous tissues by utilizing advanced spectroscopy, fiber optics, and computer hardware and software.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FIXED ASSETS

Fixed assets are stated at cost. The Company depreciates the cost of the property over its estimated useful life of five years using the straight-line method.

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


                              SPECTRASCIENCE, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

Certain amounts presented in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


3. INVENTORY


                              SPECTRASCIENCE, Inc.

Inventory consists of the following:

                                      DECEMBER 31
                               1998                    1997
                        ------------------------------------------
   Raw materials             $176,625                $ 17,560
   Finished goods               9,000                 162,914
                        ==========================================
                             $185,625                $180,474
                        ==========================================

During 1998, the Company wrote down a significant amount of older finished goods inventories. This resulted from the Company's shift in product development to the Optical Biopsy System, of which its 1998 raw materials are composed.

4. CAPITAL STOCK AND WARRANTS

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

From March 1995 to June 1995, the Company sold 500,000 shares of convertible preferred stock, Series A at $3.00 per share in a private placement for $1,500,000 less related costs of $60,000. Upon completion of the sale of Series A convertible preferred stock, bridge loans of $525,000 were converted into 174,998 shares of Series A convertible preferred stock at a price of $3.00 per share. In addition, the Company issued warrants to the investors to purchase 58,335 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant. In March 1996, the nondividend yielding shares of Series A convertible preferred stock were converted into an equivalent number of shares of common stock. Holders of the shares of the Series A convertible preferred stock also received warrants to purchase 166,665 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from date of grant. During 1996, Series A preferred stock detachable warrants to purchase 33,333 shares of common stock were exercised at $5.00 per share. In addition, the Company issued warrants to the placement agent to purchase 20,000 shares of the Company's common stock at $3.00 per share. The warrants are exercisable for five

4. CAPITAL STOCK AND WARRANTS (CONTINUED)


                              SPECTRASCIENCE, Inc.

years from the date of grant. The Company issued additional warrants to the underwriter to purchase 6,667 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for three years from the date of grant.

During 1997, Series A convertible preferred stock detachable warrants to purchase 6,111 and 10,000 shares of common stock were exercised at $5.00 and $3.00, respectively. In 1998, Series A convertible preferred stock detachable warrants to purchase 148,445 shares of common stock were exercised at $5.00 per share.

In December 1995, the Company sold 792,500 shares of convertible preferred stock, Series B at $5.00 per share in a private placement for $3,962,500 less related costs of $435,875. Holders of shares of the Series B convertible preferred stock also received warrants to purchase 264,175 shares of the Series B Company's common stock at $9.50 per share. The warrants are exercisable for three years from the date of grant. In addition, the Company issued warrants to the placement agent to purchase 79,250 shares of the Company's common stock at $5.00 per share. The warrants are exercisable for five years from the date of grant. The Company issued additional warrants to the placement agent to purchase 26,418 shares of the Company's common stock at $9.50 per share, conditional upon exercise of the previous warrant issued to the placement agent. The warrants are exercisable for five years from the date of grant.

In January 1997, the Company converted all of its outstanding Series A and Series B preferred stock into an equivalent number of shares of issued and outstanding common stock.

In January 1999, several Series B preferred stock detachable warrants were exercised to purchase 87,668 shares of common stock at $6.00 per share. This resulted in net proceeds to the Company of $485,407.

5. STOCK OPTIONS

The Company has one stock option plan, the 1991 Stock Plan, under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at 100% of the fair market value of the common stock as of the date of grant.

5. STOCK OPTIONS (CONTINUED)


                              SPECTRASCIENCE, Inc.

The following table summarizes the stock option activity for the plan:

                                                               STOCK OPTIONS       WEIGHTED AVERAGE
                                           SHARES            OUTSTANDING UNDER        EXERCISE
                                     AVAILABLE FOR GRANT          THE PLAN         PRICE PER SHARE
                                    -----------------------------------------------------------------
    Balance December 31, 1995              59,928                 762,272             $3.37
      Amendment to plan                   500,000                      --
      Options exercised                        --                 (46,200)             3.20
      Options forfeited                    35,493                 (35,493)             5.00
      Options granted                    (145,000)                145,000              6.73
                                    -----------------------------------------
    Balance December 31, 1996             450,421                 825,579              3.95
      Options granted                    (461,065)                461,065              4.07
      Options exercised                        --                 (10,069)             3.47
      Options canceled                    249,931                (249,931)             3.13
                                    -----------------------------------------
    Balance December 31, 1997             239,287               1,026,644              4.19
      Amendment to Plan                   140,000                      --                --
      Options granted                    (508,167)                508,167              4.53
      Options exercised                        --                 (82,800)             3.41
      Options canceled                    499,580                (499,580)             3.94
                                    -----------------------------------------
    Balance December 31, 1998             370,700                 952,431             $4.54
                                    =========================================

The weighted average fair value of options granted in 1998 and 1997 was $3.79 and $2.84, respectively. The exercise price of options outstanding at December 31, 1998 ranged from $3.00 to $11.25 per share, as summarized in the following table:

                                            SHARES OUTSTANDING                       SHARES EXERCISABLE
                           ----------------------------------------------     ------------------------------------
                                               WEIGHTED        WEIGHTED                             WEIGHTED
                              SHARES           AVERAGE         AVERAGE                              AVERAGE
                          OUTSTANDING AT      REMAINING        EXERCISE       NUMBER OF             EXERCISE
          RANGE OF         DECEMBER 31,      CONTRACTUAL      PRICE PER         SHARES               PRICE
       EXERCISE PRICE          1998             LIFE           SHARE          EXERCISABLE          PER SHARE
      $3.00 to $5.00       712,186              7.7 years     $  3.91           405,685             $  3.67
       5.01 to 8.00        212,745              9.1 years        6.01           191,411                6.65
       8.01 to 11.25        27,500              3.8 years       10.35            27,500               10.35
                          ---------             ---           -------         ---------             -------
     Total                 952,431              7.9 years     $  4.54           624,596             $  4.88
                          =========             ===           =======         =========             =======

5. STOCK OPTIONS (CONTINUED)

                              SPECTRASCIENCE, Inc.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates ranging from 5.38% to 6.30%; volatility factor of the expected market price of the Company's common stock of .851 and a weighted-average expected life of the option of five to seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                      1998            1997             1996
                                  ---------------------------------------------

   Pro forma net loss             $(3,079,739)    $(2,258,579)     $(1,846,282)
   Pro forma net loss per share      $(.66)          $(.51)           $(.56)

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.

6. COMMITMENTS

                              SPECTRASCIENCE, Inc.

The Company moved to a new location in Minneapolis during 1996 and entered into a new building lease agreement that has a term extending through October 2001. This lease requires annual base rent of approximately $53,000 plus a sharing of certain expenses. Various other equipment operating leases were also entered into during 1996 expiring during future years.

Future lease commitments are as follows:

   1999                            $  62,000
   2000                               58,000
   2001                               49,000
   Thereafter                             --
                                 ---------------
   Total                            $169,000
                                 ===============

The Company incurred total lease and rental expenses of $74,000, $67,000 and $45,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has a license agreement with Massachusetts Institute of Technology
(MIT) for the use of certain patents. Under terms of the agreement, the Company has agreed to pay $50,000 a year through October 2003 and $30,000 a year thereafter until the expiration of the patent rights. The agreement can be terminated by MIT if the monthly payments are not made within thirty days.

7. ACCRUED CLINICAL RESEARCH FEES

The Company is conducting ongoing multi-center clinical studies using the Optical Biopsy(TM) System (OBS) in an attempt to show that the OBS is a minimally-invasive diagnostic tool used to detect and differentiate among normal, pre-cancerous and cancerous tissues without physically removing tissue from the body. During 1995-1998, the Company entered into various clinical testing agreements with domestic hospitals to conduct research using the OBS system. Under the terms of these one-year agreements the Company had a maximum commitment of $374,000 for clinical research testing related project costs as of December 31, 1998. Some of these costs have already been paid by the Company and will continue to be paid as testing continues in 1999. As of December 31, 1998 and 1997, the Company had accrued for $162,400 and $159,899 of these clinical research fees, respectively.

8. INCOME TAXES

                              SPECTRASCIENCE, Inc.

The tax effect of the Company's deferred tax assets is as follows:

                                                     DECEMBER 31
                                            1998                     1997
                                      -----------------------------------------

   Net operating loss carryforward       $ 16,761,000          $ 15,955,000
   Accrued liabilities                        106,000               101,000
   Inventory reserve                               --                39,000
   Tax credits                                872,000               788,000
                                      -----------------------------------------
                                           17,739,000            16,883,000
   Valuation allowance                    (17,739,000)          (16,883,000)
                                      -----------------------------------------
                                        $          --         $          --
                                      =========================================

At December 31, 1998, the Company had net operating loss carryforwards of approximately $46,557,000 that expire at various times through the year 2013. In addition, the Company has research and development tax credits that expire at various times through 2013. As a result of previous stock transactions, the Company is limited as to the amount of net operating loss and tax credit carryforwards which may be utilized in any one year. The annual limitation is approximately $1,000,000.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $21,000, $17,000 and $5,000 for 1998, 1997 and 1996, respectively.

10. NOTE RECEIVABLE FROM RELATED PARTY

In May 1998, the Company loaned its prior Chief Executive Officer, Brian McMahon, $24,030 through a promissory note agreement. Due to the untimely death of Mr. McMahon, the Company expects reimbursement of the loan from Mr. McMahon's estate when it is finalized.

11. GOING CONCERN

                              SPECTRASCIENCE, Inc.

Net losses since the Company's inception have resulted in an accumulated deficit balance of $46,551,370 at December 31, 1998. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital for operations. The Company is currently exploring a proposed Bridge Loan Agreement and a Private Placement Offering of common stock. This financing is anticipated to be completed by the end of the first quarter 1999. The Company believes that if successful either event will satisfy its cash requirements for at least the next twelve months. However, there can be no assurance that the Company will be successful in completing a financing transaction.



EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

23.1       Consent of Independent Auditors, filed herewith.
27         Financial Data Schedule, filed herewith.





                                     Page A