Form 10QSB
period 1999-03-31
SPECTRASCIENCE INC
filed 1999-05-17
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                              --------------------
                      (Exact name of small business issuer
                          as specified in its charter)

               MINNESOTA                                41-1448837
-------------------------------------    ---------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

                         3650 ANNAPOLIS LANE, SUITE 101
                          MINNEAPOLIS, MINNESOTA 55447
                          ----------------------------
                    (Address of principal executive offices)

                                 (612) 509-9999
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO ___

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on May 14, 1999 was 5,296,720.

Transitional Small Business Disclosure Format (Check one): Yes ___    No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.

PART I -- FINANCIAL INFORMATION................................................3
    ITEM 1.  FINANCIAL STATEMENTS..............................................3
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................6

PART II -- OTHER INFORMATION...................................................8
    ITEM 1.  LEGAL PROCEEDINGS.................................................8
    ITEM 2.  CHANGES IN SECURITIES.............................................8
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................8
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8
    ITEM 5.  OTHER INFORMATION.................................................8
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

SIGNATURES....................................................................11

EXHIBIT 27: FINANCIAL DATA SCHEDULE

EXHIBIT 99: FORWARD-LOOKING STATEMENTS

PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                           BALANCE SHEETS (UNAUDITED)

                                                          March 31,      December 31,
                                                            1999            1998(1)
                                                        ------------     ------------
                                                         (Unaudited)       (Audited)
ASSETS
Current assets:
    Cash and cash equivalents                           $  1,976,112     $    301,970
    Inventory                                                193,197          185,625
    Other current assets                                      71,636           85,253
                                                        ------------     ------------
Total current assets                                       2,240,945          572,848

Net fixed assets                                             245,795          247,531
                                                        ------------     ------------
            TOTAL ASSETS                                $  2,486,740     $    820,379
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $    206,384     $    281,986
    Accrued compensation and taxes                           132,804           99,263
    Accrued expenses                                          60,919           56,990
    Accrued clinical research fees                           147,372          162,400
                                                        ------------     ------------
Total current liabilities                                    547,479          600,639

Commitments

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
    Authorized--10,000,000 shares
    Issued and outstanding--
       5,296,720 shares on March 31, 1999 and
       4,737,804 shares on December 31, 1998               1,324,180        1,184,451
Additional paid-in capital                                47,626,744       45,586,659
Accumulated deficit                                      (47,011,663)     (46,551,370)
                                                        ------------     ------------
            TOTAL SHAREHOLDERS' EQUITY                     1,939,261          219,740
                                                        ------------     ------------
            TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY                 $  2,486,740     $    820,379
                                                        ============     ============

(1) THE BALANCE SHEET ON DECEMBER 31, 1998 IS DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                              THREE MONTHS ENDED
                                                   MARCH 31
                                        ----------------------------

                                             1999            1998
                                             ----            ----

Operating expenses
   Research and development                  282,024          337,929
   Selling, general and
     administrative                          193,507          219,140
                                        ------------     ------------
Total operating expenses                     475,531          557,069

Interest and other income                     15,238           19,210
                                        ------------     ------------

Net loss                                $   (460,293)    $   (537,859)
                                        ============     ============

Net loss per common share               $      (0.09)    $      (0.12)

Weighted average common
Shares outstanding                         4,908,101        4,521,843


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                          ----------------------------
                                                              1999            1998
                                                              ----            ----
OPERATING ACTIVITIES
  Net loss                                                $   (460,293)   $   (537,859)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                                14,144          14,446
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                            --              --
         (Increase) decrease in inventories                     (7,572)       (226,431)
         Decrease in other current assets                       13,617          26,818
         (Decrease) increase in current liabilities            (53,160)       (127,114)
                                                          ------------    ------------

         Net cash used in operating activities                (493,264)       (850,140)

INVESTING ACTIVITIES
  Purchase of fixed assets                                     (12,408)         (6,373)
                                                          ------------    ------------

         Net cash used in investing activities                 (12,408)         (6,373)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     2,179,814         575,561
                                                          ------------    ------------
         Net cash provided by financing activities           2,179,814         575,561

  Net increase (decrease) in cash and cash equivalents       1,674,142        (280,952)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                       301,970       1,638,173
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $  1,976,112    $  1,357,221
                                                          ============    ============

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         CERTAIN STATEMENTS IN THIS FORM 10-QSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR SIMILAR EXPRESSIONS OR THE NEGATIVES THEREOF IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL, CURRENTLY ANTICIPATED OR PROJECTED RESULTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.



NOTES TO FINANCIAL STATEMENTS

NOTE A      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


NOTE B      NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE" (the "Statement"). This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement was effective for the fiscal year ending December 31, 1998. For the quarter ended March 31, 1999, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SpectraScience, Inc. develops and manufactures innovative, minimally-invasive spectroscopic systems to facilitate real-time differentiation and diagnosis of cancerous and diseased tissue by utilizing advanced spectroscopy, fiber optics, computer hardware and software.

         SPECTRASCIENCE, Inc. was incorporated in the state of Minnesota on May 4, 1983 as GV Medical, Inc., and is located at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447-5434. Our telephone number is (612) 509-9999, and our fax number is (612) 509-9805. Our web-site can be accessed at http://www.spectrascience.com, and our e-mail address is spsi@spectrascience.com. The Company's common stock, par value $.25 per share (the "Common Stock"), is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three months ended March 31, 1999 and March 31, 1998. As a result, the Company had no the cost of products sold or gross profit for the same periods.

         Research and development expenses for the three months ended March 31, 1999 were $282,024, compared to $337,929 for the same period in 1998. The decrease of 16.5% was primarily due to lower consulting, salary and design engineering expenses. Design engineering expenses were less because most of the costs associated with the design of our Optical BiopsyTM System were incurred in late 1997 and throughout 1998.

         Selling, general and administrative expenses for the three months ended March 31, 1999 were $193,507, compared to $219,140 for the same period in 1998. The decrease of 11.7% was primarly due to lower salary expenses and investor relations expenses. This was partially offset by increases in consulting and shareholder expenses, professional service expenses related to our attempt to maintain our NASDAQ SmallCap Market listing, and fund-raising efforts such as the private placement of the Company's Common Stock which closed in the first quarter of 1999.

         Interest and other income for the three months ended March 31, 1999 was $15,238, compared to $19,210 for the same period in 1998. The decrease of 20.7% was due to lower balances in cash and cash equivalents.

         As a result of the above factors, the net loss for the three months ended March 31, 1999 was $460,293, compared to a net loss of $537,859 for the same period in 1998. This represents a decrease of 14.4% from the same period in 1998. The net loss per share for the three months ended March 31, 1999 was $.09 compared to $.12 for the same period in 1998.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on March 31, 1999 were $1,976,112, compared to $301,970 on December 31, 1998. The increase in our cash position from December 31, 1998 to March 31, 1999 was primarily the result of warrants being exercised and a private placement of the Company's Common Stock.

         The working capital of the Company on March 31, 1999 was $1,693,466, compared to ($27,791) on December 31, 1998. This increase of 61.9% was primarily due to an increase in cash and cash equivalents as a result of warrant exercises and a private placement of Common Stock.

         Net cash used in operating activities for the three months ended March 31, 1999 was $493,264, compared to $850,140 for the same period in 1998. This decrease of 41.9% was primarily due to a lower net loss for the reasons stated above, a lower increase in inventory, and a lower decrease in current liabilities in 1999 compared to 1998.

         Net cash used in investing activities for the three months ended March 31, 1999 was $12,408, compared to net cash used of $6,373 for the same period in 1998. This increase was due to the purchase of additional capital equipment.

         Net cash provided by financing activities for the three months ended March 31, 1999 was $2,179,814, compared to $575,561 for the same period in 1998. The additional cash provided for the quarter ended March 31, 1999 was the result of (a) warrant exercises for 87,668 shares of the Common Stock at $6.00 per share; (b) warrant exercises for 174,998 shares of the Common Stock at $3.00 per share by shareholders who invested in the Company's issuance of Series A Convertible Preferred Stock in June 1995; (c) a stock option exercise for 2,500 shares of the Common Stock at $4.7625 per share; and (d) a private placement of 293,750 shares of the Company's Common Stock at $4.00 per share. See Part II -
Item 5 for additional information relating to these financing activities.


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

         Not Applicable


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.     OTHER INFORMATION

OPTION AND WARRANT EXERCISES

         In January 1999, the Company received net proceeds of $485,407 from the exercise of warrants to purchase 87,668 shares of Common Stock at $6.00 per share. The warrants were held by shareholders who invested in the Company's issuance of Series B Convertible Preferred Stock in December 1995. These warrants were scheduled to expire in December 1998, but the Company extended the expiration date of these warrants until January 26, 1999, and reduced the exercise price from $9.00 per share to $6.00 per share. As an inducement for warrant holders to exercise these amended warrants, the Company also granted conditional warrants which entitled all warrant holders who exercised their amended warrants prior to their expiration on January 26, 1999 to receive and equivalent number of new warrants at an exercise price of $6.00 per share and an expiration date of December 28, 1999. A total of 87,668 amended warrants were exercised, and the remaining warrants expired unexercised. If all of the contingent warrants that were issued are exercised, it would raise an additional $526,008 for the Company.

         In February 1999, an option holder exercised an option to purchase 2,500 shares of Common Stock at $4.7625 per share. This resulted in net proceeds to the Company of $11,906.

         In March 1999, various warrant holders exercised their warrants to purchase 174,998 shares of Common Stock at $3.00 per share. This resulted in net proceeds to the Company of $525,000.

         In March 1999, the Company received net proceeds of $1,157,500 from a private placement to accredited investors of 293,750 shares of its Common Stock at $4.00 per share, which includes 258,750 shares that were sold on March 12, 1999, and 35,000 shares that were sold on March 31, 1999. Investors in this private placement also received a warrant to purchase one-half share of Common Stock at $5.00 per share, for each share purchased in the private placement. The warrants will expire in March 2000. If exercised, these warrants would raise an additional $734,375 for the Company.


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

         We estimate the total cost for resolving our Y2K issues will probably be less than $5,000, of which approximately $1,400 has been spent through May 14, 1999. The estimate of Y2K costs is based on numerous assumptions, and there can be no assurance that the estimate is correct or that actual costs will not be materially greater than anticipated.

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

                                 MARCH 31, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SPECTRASCIENCE, INC.
                                           ------------------------------
                                                    (Registrant)



     MAY 17, 1999                          /S/ CHESTER E. SIEVERT, JR.
--------------------                       ---------------------------
        Date                               CHESTER E. SIEVERT, JR.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)