Form 10QSB
period 1999-06-30
SPECTRASCIENCE INC
filed 1999-08-16
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

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

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 13, 1999 was 5,296,720.

Transitional Small Business Disclosure Format (Check one): Yes ___   No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1999



                                      INDEX
                                                                        PAGE NO.
                                                                        --------
PART I -- FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

  Balance Sheets                - June 30, 1999 and December 31, 1998          3

  Statements of Operations      - Three Months Ended June 30, 1999 and 1998    4
                                  Six Months Ended June 30, 1999 and 1998

  Statements of Cash Flows      - Six Months Ended June 30, 1999 and 1998      5

  Notes to Financial Statements - June 30, 1999                                6


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                       6

PART II -- OTHER INFORMATION                                                   8

ITEM 1.        LEGAL PROCEEDINGS                                               8

ITEM 2.        CHANGES IN SECURITIES                                           8

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                 8

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

ITEM 5.        OTHER INFORMATION                                               9

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                               10

SIGNATURES                                                                    11

EXHIBIT 10.1:  Second Amendment to Restated License Agreement between GV      12
               Medical and Massachusetts Institute of Technology, effective April 26, 1990.

EXHIBIT 10.2   Third Amendment of License Agreement between Massachusetts     13
               Institute of Technology and SpectraScience, Inc., effective October 15, 1993.

EXHIBIT 27:    Financial Data Schedule pursuant to Article 5 of               21
               Regulation S-X

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                June 30,          December 31,
                                                  1999              1998 (1)
                                              ------------        ------------
                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                 $  1,418,010        $    301,970
    Inventories                                    198,669             185,625
    Other current assets                            55,559              85,253
                                              ------------        ------------
Total current assets                             1,672,238             572,848

Net property and equipment                         232,594             247,531
                                              ------------        ------------

            TOTAL ASSETS                      $  1,904,832        $    820,379
                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                          $     74,872        $    281,986
    Accrued compensation and taxes                 149,763              99,263
    Accrued expenses                               188,317              56,990
    Accrued clinical research fees                  97,009             162,400
                                              ------------        ------------
Total current liabilities                          509,961             600,639

Commitments

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--
       5,296,720 on June 30, 1999 and
       4,737,804 on December 31, 1998            1,324,180           1,184,451
Additional paid-in capital                      47,626,744          45,586,659
Accumulated deficit                            (47,556,053)        (46,551,370)
                                              ------------        ------------
            TOTAL SHAREHOLDERS' EQUITY           1,394,871             219,740
                                              ------------        ------------
             TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY       $  1,904,832        $    820,379
                                              ============        ============

(1) THE BALANCE SHEET ON DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           JUNE 30                              JUNE 30
                                 -----------------------------       -----------------------------
                                     1999              1998              1999              1998
                                 -----------       -----------       -----------       -----------
Revenue                          $        --       $        --       $        --       $        --

Cost of products sold                     --                --                --                --
                                 -----------       -----------       -----------       -----------
   Gross profit                           --                --                --                --

Operating expenses
   Research and development          261,423           604,978           543,447           942,907
   Selling, general and
     administrative                  306,843           220,782           500,350           439,922
                                 -----------       -----------       -----------       -----------
Total operating expenses             568,266           825,760         1,043,797         1,382,829

Interest and other
   income (expense)                   23,876            18,519            39,114            37,729
                                 -----------       -----------       -----------       -----------

Net loss                         $  (544,390)      $  (807,241)      $(1,004,683)      $(1,345,100)
                                 ===========       ===========       ===========       ===========

Net loss per share               $     (0.10)      $     (0.17)      $     (0.20)      $     (0.29)

Weighted average common
   shares outstanding              5,296,720         4,683,390         5,103,484         4,603,063

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                       -----------------------------
                                                           1999              1998
                                                       -----------       -----------
OPERATING ACTIVITIES
  Net loss                                             $(1,004,683)      $(1,345,100)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                            27,879           126,352
    Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                        --                --
         Increase in inventories                           (13,044)         (120,821)
         Decrease in other current assets                   29,694             3,335
         Decrease in current liabilities                   (90,678)          (80,233)
                                                       -----------       -----------

         Net cash used in operating activities          (1,050,832)       (1,416,467)

INVESTING ACTIVITIES
  Purchase of property and equipment                       (12,942)          (13,240)
                                                       -----------       -----------

        Net cash used in investing activities              (12,942)          (13,240)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 2,179,814           928,056
                                                       -----------       -----------
        Net cash provided by financing activities        2,179,814           928,056
                                                       -----------       -----------

  Net increase (decrease) in cash and cash
  equivalents                                            1,116,040          (501,651)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   301,970         1,638,173
                                                       -----------       -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $ 1,418,010       $ 1,136,522
                                                       ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimate," "projects," "hope" or expressions of a similar nature or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 for certain important cautionary factors, risks and uncertainties related to forward-looking statements.


                          NOTES TO FINANCIAL STATEMENTS


NOTE A  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


NOTE B  NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation, as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement was effective for the fiscal year ending December 31, 1998. For the three- and six-month periods ended June 30, 1999, there is no difference between basic loss per share under Statement No. 128 and net loss per share as reported.


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


(b)   RESULTS OF OPERATIONS

      The Company recorded no revenue for the three and six months ended June 30, 1999 and June 30, 1998.

      Research and development expenses for the three and six months ended June 30, 1999 were $261,423 and $543,447, compared to $604,978 and $942,907 for the same periods in 1998. The decrease of 56.8% for the three months ended June 30, 1999 was primarily due to lower design engineering, consulting, legal and salary expenses. In addition, the Company had an inventory revaluation which substantially increased research and development expenses during this same period in 1998. The decrease was partially offset by increased expenses relating to ISO certification and research and development contracts. The 42.4% decrease for the six months ended June 30, 1999 was due to the same reasons stated above.

      Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $306,843 and $500,350, compared to $220,782 and
$439,922 for the same periods in 1998. The 39.0% increase for the three months ended June 30, 1999 was primarily due to increased legal expenses related to late billings, and to a lesser extent, increased consulting expenses. This was partially offset by decreased salary expenses related to the vacant Chief Financial Officer position and the assumption of Mr. McMahon's duties by Mr. Sievert. The increase of 13.7% for the six months ended June 30, 1999 was primarily due to increased legal expenses related to late billings, increased consulting expenses and an increase in expenses related to the annual shareholders' meeting. This increase was partially offset by decreases in salary and investor relations expenses.

      Interest and other income for the three and six months ended June 30, 1999 were $23,876 and $39,114, compared to $18,519 and $37,729 for the same periods in 1998. The increases were primarily due to higher balances in cash and cash equivalents, even though interest rates during the same periods this year were less favorable.

      As a result of the above, the net loss for the three and six months ended June 30, 1999 was $544,390 and $1,004,683, compared to a net loss of $807,241 and $1,345,100 for the same periods in 1998. The net loss per share for the three and six months ended June 30, 1999 was $0.10 and $0.20 compared to $0.17 and $0.29 for the same periods in 1998.


(c)   LIQUIDITY AND SOURCES OF CAPITAL

      Cash and cash equivalents on June 30, 1999 were $1,418,010, compared to $301,970 on December 31, 1998. The increase in the cash position from December 31, 1998 to June 30, 1999 was primarily due to warrant exercises and a private placement of the Company's Common Stock during the first quarter of 1999.

      The working capital of the Company on June 30, 1999 was $1,162,277, compared to ($27,791) on December 31, 1998. The increase in working capital was primarily due to an increase in the Company's cash position.

      Net cash used in operating activities for the six months ended June 30, 1999 was $1,050,832, compared to $1,416,467 for the same period in 1998. This decrease was primarily due to the lower net loss for the six months ended June 30, 1999 compared to the same period in 1998. The Company also had a larger inventory build-up during the six months ended June 30, 1998 than it did during the same period in 1999.

      Net cash used in investing activities for the six months ended June 30, 1999 was $12,942, compared to $13,240 for the same period in 1998.

      Net cash provided by financing activities for the six months ended June 30, 1999 was $2,179,814, compared to $928,056 for the same period in 1998. The increase was primarily due to a private placement of the Company's Common Stock and warrant exercises in the first quarter of 1999.

      Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1999.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On or about September 4, 1998, the Company was served with a Complaint in the case of Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, who was at one time a financial consultant to the Company, was entitled to receive options for 50,000 shares of Common Stock at an exercise price of $2.50 per share. Mr. Gibson was retained to successfully complete a proposed private placement financing. The stock options were to vest upon the successful closing of the proposed financing on or before December 31, 1994. The proposed financing did not occur. The Company believes the claim to lack merit and intends to defend itself vigorously.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Reference is made hereby to the Company's definitive proxy statement (Form DEF 14A) for the Annual Meeting of Shareholders held on June 18, 1999, as filed with the Securities and Exchange Commission on May 28, 1999, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SPECTRASCIENCE, Inc. (the "Meeting") was held on June 18, 1999.

      Shareholders of record at the close of business on May 27, 1999, (the "Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 5,296,720 shares of the Company's Common Stock (the "Shares"), were entitled to vote at the Meeting, of which a total of 2,817,646 Shares, or 53.2% of the total Shares outstanding, were represented at the Meeting.

(b)   The following individuals were elected to serve as directors of the
      Company:

            Chester E. Sievert, Jr.
            Henry M. Holterman
            Nathaniel S. Thayer
            Johan A.P.M de Hond

      The only item submitted to a vote of the shareholders was the proposal to elect four (4) persons to serve as directors until the next annual meeting of shareholders or until their respective successors shall be elected and qualified. All of the nominees for directors were elected by the shareholders. The final votes for each of the nominees were as follows:


                        No. of Votes  AS % OF TOTAL  No. of Votes  AS % OF TOTAL
Name                         FOR      SHARES VOTED     WITHHELD    SHARES VOTED
--------------------------------------------------------------------------------
Chester E. Sievert, Jr.   2,780,166       98.7%         37,480          1.3%
Henry M. Holterman        2,431,155       86.3%        386,491         13.7%
Nathaniel S. Thayer       2,781,766       98.7%         35,880          1.3%
Johan A.P.M. de Hond      2,782,166       98.7%         35,480          1.3%

      There were no broker non-votes for this item.

ITEM 5.  OTHER INFORMATION

(a)   EXECUTIVE VICE PRESIDENT

      Stephen M. Blinn joined the company on August 5, 1999 as Executive Vice President. His primary duties are in the areas of new business development, sales and marketing. Mr. Blinn has over 28 years of experience with companies ranging in size from start-ups to large corporations, all of which have been involved with medical product or medical device manufacturing and distribution. Mr. Blinn has been a Director of Sight Resources Corporation since May of 1993. He served as Executive Vice President and Chief Operating Officer from May 1993 to January 1998, and as President of their SightCare operations from January 1998 to August 1998. He has also served as President and Chief Executive Officer of Silver Platter Education, Inc., a company providing continuing education programs for medical providers, since January 1999. Mr. Blinn served as Executive Vice President, Strategic Marketing Development of Summit Technology, Inc. from 1991 to May 1993. He also was a co-founder and President of Source Research, Inc., a distribution company for medical lasers and cardiac pacemakers, from 1985 to 1987.

(b)   YEAR 2000 ISSUE

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

      We are currently analyzing internal and external Y2K issues. Our internal and other computer systems are being reviewed to assess and minimize Y2K issues; this assessment includes our information technology ("IT") and non-IT systems. Our Y2K compliance program includes the following phases: identifying systems that may need to be modified or replaced; carrying out modifications to existing systems or converting to new systems; and conducting validation testing of various systems and applications to determine their readiness. All internal IT computer systems and software have been assessed and appear to be Y2K compliant, with the exception of the accounting software. Computer equipment that we purchased in 1997 for the purpose of satisfying operational needs is Y2K compliant. Our accounting software will be replaced during third quarter of 1999. To date, the assessment of our external IT systems has not revealed any Y2K compliance issues. We believe the assessment of our non-IT systems to be complete. We estimate that we will complete our Y2K compliance program for all of our significant internal systems by September 30, 1999.

      We estimate the total cost for resolving our Y2K issues will probably be less than $15,000, of which approximately $1,400 has been spent through August 12, 1999. The estimate of Y2K costs is based on numerous assumptions, and there can be no assurance that the estimate is correct or that actual costs will not be materially greater than anticipated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.1 Second Amendment to Restated License Agreement between GV Medical and Massachusetts Institute of Technology, effective April 26, 1990.

EXHIBIT 10.2 Third Amendment of License Agreement between Massachusetts Institute of Technology and SpectraScience, Inc., effective October 15, 1993.

EXHIBIT 27:       Financial Data Schedule pursuant to Article 5 of Regulation
                  S-X.

FORM 8-K:         No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SPECTRASCIENCE, INC.
                                --------------------------------------
                                             (Registrant)



   AUGUST 13, 1999              /s/ CHESTER E. SIEVERT, JR.
---------------------           --------------------------------------
        Date                    CHESTER E. SIEVERT, JR.
                                Chairman, Chief Executive Officer, and President
                                (Principal Executive Officer,
                                Principal Financial and Accounting Officer)