Form 10QSB
period 1999-09-30
SPECTRASCIENCE INC
filed 1999-11-15
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                          ----------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

              MINNESOTA                                 41-1448837
--------------------------------------   ---------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

                         14405 21ST AVENUE N, SUITE 111
                     --------------------------------------
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)

                                 (612) 745-4120
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES _X_   NO

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on November 12, 1999 was 5,321,720. Transitional Small Business
Disclosure Format (Check one): Yes _____   No __X__

                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                               SEPTEMBER 30, 1999


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  Balance Sheets           -- September 30, 1999 and December 31, 1998         3

  Statements of Operations -- Three Months Ended September 30, 1999 and 1998
                              Nine Months Ended September 30, 1999 and 1998    4

  Statements of Cash Flows -- Nine Months Ended September 30, 1999 and 1998    5

  Notes to Financial Statements -- September 30, 1999                          6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                6

PART II -- OTHER INFORMATION                                                   8

ITEM 1.     LEGAL PROCEEDINGS                                                  8

ITEM 2.     CHANGES IN SECURITIES                                              8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                    8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.     OTHER INFORMATION                                                  8

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                   8

SIGNATURES                                                                     9

EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X   10

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                      September 30,      December 31,
                                                          1999              1998(1)
                                                      -------------     -------------
                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                         $     832,123     $     301,970
    Inventories                                             189,939           185,625
    Other current assets                                     76,294            85,253
                                                      -------------     -------------
Total current assets                                      1,098,356           572,848

Net property and equipment                                  224,234           247,531
                                                      -------------     -------------

            TOTAL ASSETS                              $   1,322,590     $     820,379
                                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $      95,533     $     281,986
    Accrued compensation and taxes                          124,150            99,263
    Accrued expenses                                        180,154            56,990
    Accrued clinical research fees                           95,564           162,400
                                                      -------------     -------------
Total current liabilities                                   495,401           600,639

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--
       5,296,720 on September 30, 1999 and
       4,737,804 on December 31, 1998                     1,324,180         1,184,451
Additional paid-in capital                               47,626,744        45,586,659
Accumulated deficit                                     (48,123,735)      (46,551,370)
                                                      -------------     -------------
            TOTAL SHAREHOLDERS' EQUITY                      827,189           219,740
                                                      -------------     -------------
             TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY               $   1,322,590     $     820,379
                                                      =============     =============


(1) THE BALANCE SHEET ON DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30                        SEPTEMBER 30
                               -------------------------------     -------------------------------

                                    1999              1998              1999             1998
                                    ----              ----              ----             ----
Revenue                        $          --     $          --     $          --     $          --

Cost of products sold                     --                --                --                --
                               -------------     -------------     -------------     -------------
   Gross profit                           --                --                --                --

Operating expenses
   Research and development          322,665           344,005           866,112         1,286,912
   Selling, general and
     administrative                  260,339           170,309           760,689           610,231
                               -------------     -------------     -------------     -------------
Total operating expenses             583,004           514,314         1,626,801         1,897,143

Interest and other
   income (expense)                   15,322            13,403            54,436            51,132
                               -------------     -------------     -------------     -------------

Net loss                       $    (567,682)    $    (500,911)    $  (1,572,365)    $  (1,846,011)
                               =============     =============     =============     =============

Net loss per share             $       (0.11)    $       (0.11)    $       (0.30)    $       (0.40)

Weighted average common
   shares outstanding              5,296,720         4,714,627         5,168,604         4,640,659

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                          -------------------------------
                                                               1999              1998
                                                               ----              ----
OPERATING ACTIVITIES
  Net loss                                                $  (1,572,365)    $  (1,846,011)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                                 41,654           137,908
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                             --                --
         (Increase) decrease in inventories                      (4,314)         (118,374)
         Decrease (Increase) in other current assets              8,959           (30,519)
         (Decrease) in current liabilities                     (105,238)          (63,478)
                                                          -------------     -------------

         Net cash used in operating activities               (1,631,304)       (1,920,474)

INVESTING ACTIVITIES
  Purchase of property and equipment                            (18,357)          (18,968)
                                                          -------------     -------------

        Net cash used in investing activities                   (18,357)          (18,968)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      2,179,814           978,062
                                                          -------------     -------------
        Net cash provided by financing activities             2,179,814           978,062
                                                          -------------     -------------

  Net increase (decrease) in cash and cash equivalents          530,153          (961,380)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                        301,970         1,638,173
                                                          -------------     -------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $     832,123     $     676,793
                                                          =============     =============


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimate," "projects," "hope" or expressions of a similar nature or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


NOTE B      NET LOSS PER SHARE

         Basic earnings per share is based upon the weighted average number shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures innovative, Laser Induced Fluorescence systems capable of determining whether tissue is normal, potentially cancerous or cancerous. The "Virtual BiopsyTM System" is presently pending an FDA panel review and is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology.

         The Company's corporate offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The Company's telephone number is (612) 745-4120, its fax number is (612) 745-4126, and its e-mail address is spsi@spectrascience.com. The Company also has a web-site that can be accessed at http://www.spectrascience.com. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.

(b)      RESULTS OF OPERATIONS

         The Company recorded no revenues for the three and nine months ended September 30, 1999 and September 30, 1998.

         Research and development expenses for the three and nine months ended September 30, 1999 were $322,665 and $866,112 compared to $344,005 and
$1,286,912 for the same periods in 1998. The decrease of 6.2% for the three months ended September 30, 1999 was primarily due to a decrease in expenses related to clinical trial agreements. This was offset in part by an increase in salary expense, and an increase in expenses related to obtaining ISO certification. The 32.7% decrease for the nine months ended September 30, 1999 was primarily due to decreased expenses related to clinical trial agreements, decreased consulting expenses, and decreased legal fees for patent related matters. In addition, the Company had an inventory revaluation which substantially increased research and development expenses during this same period in 1998.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $260,339 and $760,689 compared to $170,309 and $610,231 for the same periods in 1998. The 52.8% increase for the three months ended September 30, 1999 was due to increased consulting expenses related to the finance and administration function, increased legal expenses related to the filing of the Form S-3 Registration Statement, and increased salary expense related to the hiring an Executive Vice President. The increase of 24.7% for the nine months ended September 30, 1999 was primarily due to increased legal and shareholders expenses which were partially offset by reduced investor relations expenses, and an increase in consulting expenses mostly offset by a reduction in salary expense.

         Interest and other income for the three and nine months ended September 30, 1999 were $15,322 and $54,436 compared to $13,403 and $51,132 for the same periods in 1998. These increases were due to slightly higher balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and nine months ended September 30, 1999 was $567,682 and $1,572,365 compared to a net loss of $500,911 and $1,846,011 for the same periods in 1998. The net loss per share for the three and nine months ended September 30, 1999 was $0.11 and $0.30 compared to $0.11 and $0.40 for the same periods in 1998.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on September 30, 1999 were $832,123 compared to $301,970 on December 31, 1998. The increase in the cash position from December 31, 1998 to September 30, 1999 was the result of warrant exercises and a private placement of the Company's Common Stock during the first quarter of 1999, offset by the net loss during the nine-month period that ended September 30, 1999.

         The working capital of the Company on September 30, 1999 was $602,955 compared to ($27,791) on December 31, 1998. This increase was primarily due to a higher cash position and a lower net loss.

         Net cash used in operating activities for the nine months ended September 30, 1999 was $1,631,304 compared to $1,920,474 for the same period in 1998. This decrease was primarily due to the lower net loss for the nine months ended September 30, 1999 compared to the same period in 1998.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $18,357 compared to $18,968 for the same period in 1998. The cash was used to purchase additional property and equipment in 1999.

         Net cash provided by financing activities for the nine months ended September 30, 1999 was $2,179,814 compared to $978,062 for the same period in 1998. The increase was primarily due to warrant exercises and a private placement of the Company's Common Stock during the first quarter of 1999.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 1999. The Company has circulated a private placement memorandum in an effort to raise between $2,500,000 and $5,250,000 in additional capital. The offering period expires January 14, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On or about September 4, 1998, the Company was served with a Complaint in the case of Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, who was at one time a financial consultant to the Company, had a contract that entitled him to receive options for 50,000 shares of Common Stock at an exercise price of $2.50 per share. On November 3, 1999, the court issued an order holding that Mr. Gibson was entitled to enforce the contract relating to such options. No final judgment or order has been entered in the case, and the company has not yet issued Mr. Gibson any stock.

ITEM 2.     CHANGES IN SECURITIES

         Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.     OTHER INFORMATION

(a)      MOVING OF COMPANY HEADQUARTERS

         On October 2, 1999, the Company moved from its previous location at 3650 Annapolis Lane, Suite 101, Minneapolis, Minnesota 55447, to a new facility located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The new telephone number is (612) 745-4120 and the new fax number is (612) 745-4126. The Company entered into a three-year sublease agreement for this approximately 13,000 square foot facility. Monthly lease expense for the current facility, including taxes and maintenance, is $11,943, compared to $6,045 for the previous facility.

(b)      OPTION EXERCISE

         In November 1999, stock options to purchase 25,000 shares of Common Stock were exercised. This resulted in net proceeds to the Company of $75,000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT 27: Financial Data Schedule pursuant to Article 5 of Regulation S-X.

(b) FORM 8-K: No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SPECTRASCIENCE, INC.
                                    (Registrant)



     NOVEMBER 15, 1999              /S/ CHESTER E. SIEVERT, JR.
---------------------------         --------------------------------------
           Date                     CHESTER E. SIEVERT, JR.
                                    Chairman and Chief Executive Officer
                                    (Principal Financial and Accounting Officer)


     NOVEMBER 15, 1999              /S/ STEPHEN M. BLINN
---------------------------         --------------------------------------
           Date                     STEPHEN M. BLINN
                                    Executive Vice President