Form 10KSB
period 1999-12-31
SPECTRASCIENCE INC
filed 2000-03-28
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1999
                                             -----------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________


                         Commission File Number: 0-13092

                              SPECTRASCIENCE, INC.
                              --------------------
                 (Name of small business issuer in its charter)

        MINNESOTA                                      41-1448837
        ---------                                      ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

14405 21ST AVENUE N, SUITE 111, MINNEAPOLIS, MINNESOTA           55447
------------------------------------------------------           -----
       (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (763) 745-4120
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.25 PAR VALUE
                          ----------------------------
                                (Title of Class)

                       ---------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended December 31, 1999 were: $0

As of March 17, 2000, the number of outstanding shares of the Registrant's Common Stock, par value $.25 per share, was 6,457,038. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62,956,121 based on the last reported closing price of $9.75 on March 17, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes _____ No __X__

                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I                                                                                   3

      Item 1.   Business................................................................ 3

      Item 2.   Description of Property.................................................16

      Item 3.   Legal Proceedings.......................................................17

      Item 4.   Submission of Matters to a Vote of Security Holders.....................17

PART II                                                                                 17

      Item 5.   Market for Common Equity and Related Shareholder Matters................17

      Item 6.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................................18

      Item 7.   Financial Statements and Supplemental Data..............................22

      Item 8.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure....................................................22

PART III                                                                                22

      Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.......................22

      Item 10.  Executive Compensation..................................................22

      Item 11.  Security Ownership of Certain Beneficial Owners and Management..........22

      Item 12.  Certain Relationships and Related Transactions..........................22

      Item 13.  Exhibits and Reports on Form 8-K........................................23

SIGNATURES                                                                              25

                              SPECTRASCIENCE, INC.
                                   FORM 10-KSB
                   For the fiscal year ended December 31, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of he Securities Exchange Act of 1934, as amended. When used in this Annual Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "anticipates," "estimates," "expects," "will likely result," "projects," "believes," "intends," or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

     We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to our 1999 Annual Report on Form 10-KSB.


                                     PART I

ITEM 1.   BUSINESS

GENERAL

     SPECTRASCIENCE was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SPECTRASCIENCE, Inc. Our principal executive offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. You can reach us by telephone at (763) 745-4120; by fax at (763) 745-4126; or by email at spsi@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site is not deemed to be a part of this document.

DEVELOPMENT OF THE BUSINESS

     From incorporation until October 1992, we developed, manufactured and sold laser-enhanced angioplasty catheter systems for the treatment of heart and blood vessel disease. The two products developed during this time were the LASTAC(R) system and the Laser Angiosurgery System. In 1992, due to changes in medical practices and market conditions, we changed our name to SPECTRASCIENCE, Inc. and refocused our development efforts on developing diagnostic products that use spectroscopic techniques. Since 1996 we have focused on developing the Virtual Biopsy(TM) System. The Virtual Biopsy(TM) System is an innovative, minimally invasive "spectroscopic system" that facilitates real-time differentiation between normal, and pre-cancerous or cancerous tissue.

PRODUCTS AND MARKETS

INDUSTRY OVERVIEW

*    COLORECTAL CANCER

     The American Cancer Society estimates that 129,400 new cases of colorectal cancer are detected in the United States annually, and that more than 56,500 people died of colorectal cancer in the United States in

1999. Colorectal cancer accounts for approximately 10% of cancer deaths and is second only to lung cancer as the leading cause of cancer deaths in the United States. Because of age or other factors, 80 to 90 million people are considered at risk for colorectal cancer.

Using current techniques to detect and treat colorectal cancer, the five-year survival rate is as follows:

     *    91% if detected and treated at an early stage;
     *    35 to 66% if the cancer spreads outside the colon to the lymph nodes;
     * less than 10% for those patients in whom the cancer has spread further to the liver or other organs.

Early detection of colorectal cancer is essential to increase the patients' chances for long-term survival. Unfortunately, only 37% of colorectal cancer is currently detected early.

     Colorectal cancer is primarily diagnosed through the detection and analysis of polyps. Colon polyps are small masses of tissues in the colon that may be either benign or malignant. Since most polyps are asymptomatic, they are usually found incidentally during a preliminary endoscopic screening examination called a flexible sigmoidoscopy. Current management guidelines officially endorsed by the American Society for Gastrointestinal Endoscopy and the American Gastroenterological Association provide that the size of the polyp is the most important factor in determining appropriate therapy. Large polyps are usually removed by a polypectomy, whereas small polyps require individual analysis and treatment.

     During a flexible sigmoidoscopy, the endoscopist first makes a subjective, visual assessment of the polyp to evaluate it for size, texture, color, location and thus the potential pathology. The endoscopist determines whether the polyp is large (greater than 1.0 cm) or small (less than 0.5 cm), by visual assessment, without physical measurement. If the polyp is considered to be large, the patient will be referred on for a full colonoscopy where the polyp will be removed and the entire colon will be examined for additional polyps. If a polyp is considered to be small, the endoscopist must make a further subjective visual determination as to whether it is benign or potentially malignant. Based on the determination, the endoscopist may refer the patient on for a full colonoscopy, perform a biopsy (if the examining endoscopist performs biopsies), or place the patient under surveillance. Generally, if a polyp is deemed to be benign, no further colonoscopy or therapy is indicated and surveillance may be recommended. If it is deemed to be malignant or potentially malignant, a colonoscopy and subsequent removal is indicated.

     Human error on the part of the endoscopist can occur at various stages during a colon cancer screening examination: (i) in visually determining the size of a polyp, (ii) in visually assessing whether a small polyp is benign or malignant, and (iii) if a biopsy is indicated, which polyps should be sampled and where to sample them. Medical literature reports that accuracy rates among general endoscopists in visually determining polyp size can range from 6%-80%; and accuracy rates in determining the potential malignancy of polyps can range from 50%-80%. In both cases, the accuracy is dependent on the interpretive skills of the endoscopist. SpectraScience's clinical studies confirm the accuracy of the endoscopist in visually assessing polyps as either benign or malignant is approximately 88%. Accurate characterization of a polyp is critical because recent data has shown that 40%-60% of small polyps are either malignant or potentially malignant.

     With such important consequences resulting from the evaluation of a polyp as benign or malignant, the endoscopist may perform a tissue biopsy or refer the patient on to full colonoscopy, even if such a procedure might otherwise appear to be unnecessary. Typical clinical management guidelines for biopsy of multiple small polyps are that the endoscopist would take a random representative sample for histology and pathologic interpretation. Since the endoscopist must still rely on a subjective judgment of where and which polyps to sample, the potential for human error still exists.

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

VIRTUAL BIOPSY(TM) SYSTEM

     The Virtual Biopsy(TM) System allows the endoscopist to distinguish in real time whether colon tissue is normal, as opposed to pre-cancerous or cancerous, by directing light at tissue through an optical fiber and obtaining an instant spectral analysis. Use of our system can significantly improve the endoscopist's diagnostic accuracy; enabling the endoscopist to immediately determine the best course of treatment for the patient, reducing the need for additional procedures, minimizing the number of biopsies taken and, in some cases, permitting the physician to combine a diagnostic and therapeutic procedure in one visit.

     The Virtual Biopsy(TM) System is composed of three components:

     *    a console which houses the laser, spectrophotometer, and a computer
     * a virtual biopsy forceps which incorporates an optical probe that transmits and collects light energy when connected to the console, and
     * a proprietary tissue recognition algorithm software that manages system operations and provides data analysis and interpretation of the collected data

     The Virtual Biopsy(TM) System operates by transmitting low level monochromatic light from the console through the optical fiber and thereby directly to the tissue being analyzed. The tissue in contact with the optical fiber absorbs the light, and the resulting tissue autofluorescence is collected by the same optical fiber and transmitted back to a spectrophotometer within the console for analysis. The result of the analysis is then immediately displayed on the monitor for the endoscopist's use in making their interpretation.

     The console consists of a graphic user interface, a computer, a spectrophotometer, a laser and a power supply, all of which are incorporated into a mobile rack system on lockable wheels for safe and easy movement and setup. The software includes diagnostic modules that check the system for intrinsic faults or errors that could affect system performance or results. The modules provide the user with specific information allowing them to either resolve the problem or contact us for support and service. The proprietary forceps component, which can be reusable or disposable, is essentially a standard non-electrical biopsy forceps. The forceps includes a central lumen that allows the optical fiber to be more easily positioned during the procedure and makes it more convenient to collect physical biopsy specimens. The optical fiber, when connected to the forceps, serves as an optical conduit between the console and the tissue being examined. The forceps affords the endoscopist the added capability to collect a physical biopsy or do a complete polyp removal without having to remove the optical fiber and replace it with a standard biopsy forceps.

     We believe that once the Virtual Biopsy(TM) System is commercialized, our core technologies can be applied to other medical specialties to differentiate between normal, and pre-cancerous or cancerous tissues in other areas of the body such as the cervix. We are also conducting clinical feasibility studies with the Virtual Biopsy(TM) System to determine the viability of our technology as it applies to Barrett's esophagus and the changes that esophageal tissue undergoes as it becomes a cancerous condition.

     We can provide no assurance that the Virtual Biopsy(TM) System will be commercialized, that we will capture the market share we anticipate, or that we will successfully adapt the Virtual Biopsy(TM) System for use in other medical specialties.

CLINICAL STUDIES

     SPECTRASCIENCE conducted clinical studies using the Virtual Biopsy(TM) System to aid endoscopists in the detection of colorectal cancer at three major medical centers and one group practice:

     *    The Mayo Clinic in Rochester, Minnesota;
     *    Massachusetts General Hospital in Boston, Massachusetts;
     *    Hennepin County Medical Center in Minneapolis, Minnesota; and
     * Minnesota Gastroenterology PA, which has 48 gastroenterologists practicing at multiple sites in both Minneapolis and St. Paul, Minnesota and surrounding areas

     In April 1998, we had a meeting with the Gastroenterology/Urology branch of the Food and Drug Administration ("FDA") prior to submitting our Pre-Market Approval application, to review our Phase I data, clinical protocols and clinical results collected on 306 patients during our multi-center clinical trials with the Virtual Biopsy(TM) System. In this multi-center study, we attempted to show that the Virtual Biopsy(TM) System is a valuable tool for use during endoscopy of the colon to improve the ability of the endoscopist to identify and distinguish between normal, and pre-cancerous or cancerous tissue during a colon examination.

     The initial results of our clinical study, which were presented to the FDA, demonstrated that use of the Virtual Biopsy(TM) System improves the diagnostic accuracy of the endoscopist in accurately detecting pre-cancerous and cancerous polyps. The FDA requested that we obtain additional patient data to demonstrate the reproducibility of the algorithm's accuracy prior to filing our Pre-Market Approval application. The collection of this additional patient data was completed in August 1998 and we proceeded to submit our modular approach Pre-Market Approval application in September 1998.

     The Gastroenterology and Urology Devices Panel of the Medical Devices Advisory Committee for the FDA reviewed our Pre-Market Approval submission for the Virtual Biopsy(TM) System on November 19, 1999. The role of the panel regarding our Pre-Market Approval submission was to provide a recommendation to the agency on FDA regulatory issues pertaining to the submission. All aspects of our Pre-Market Approval submission were discussed by the panel, which was composed of several physician specialists in Gastroenterology, Urology, and Surgery as well as non-voting representatives from Nursing and Industry. After a full day meeting, the panel voted to recommend FDA clearance for SPECTRASCIENCE to market its Virtual Biopsy(TM) System for use in colonoscopy and flexible-sigmoidoscopy. The recommendation included a mandated post-approval study that SPECTRASCIENCE had already planned to conduct to secure third party reimbursement, strengthen key physician relationships and to develop further modifications and enhancements to the Virtual Biopsy(TM) System. A panel meeting is usually the last significant regulatory hurdle prior to final FDA clearance to market a medical device. A positive recommendation by a FDA Device Panel is typically followed within a few months by FDA final clearance to market a device.

     In February 2000, the FDA requested management to address queries raised by their advisory panel and the Office of Device Evaluation's reviewing staff regarding the pre-market approval application. These queries are to be addressed by re-analyzing our statistical results to ensure the Virtual Biopsy(TM) System can be appropriately labeled. Once we have complied and submitted a response, a final approval is still necessary before we can commercialize the Virtual Biopsy(TM) System. We expect our application to receive FDA approval in the first half of 2000 with a requirement by the FDA to conduct a post-approval clinical study using the Virtual Biopsy(TM) System as an adjunct tool during flexible sigmoidoscopies. It is still possible however, that the FDA could request additional clinical data or otherwise disapprove our application, requiring us to start over.

     We are also conducting a multi-center clinical feasibility trial for the detection of esophageal cancer at the Mayo Clinic and the University of California at San Francisco (UCSF). In general, Barrett's Esophagus is a known risk factor for esophageal cancer. This clinical trial is designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the Virtual Biopsy(TM) System. We plan to expand these clinical trials in 2000.

PRODUCT RESEARCH AND DEVELOPMENT

     Our research and development expenditures for the year ended December 31, 1999 were $1,356,986 and $1,719,171 for the year ended December 31, 1998.
Management intends to continue to make significant investments in research and development. Research and development activities are performed by our employees and outside consultants.

     Our research and development efforts during the past three years have been focused primarily on (i) designing and developing our biopsy forceps, (ii) designing and developing the Virtual Biopsy(TM) System to aid the endoscopist in differentiating between normal and pre-cancerous or cancerous tissue in the colon, and (iii) conducting and monitoring clinical trials at multiple sites. In addition, clinical feasibility studies to detect esophageal cancer have begun at two sites.

     Upon FDA approval, we expect that our research and development efforts will focus on conducting post-FDA clearance outcome-based clinical studies. The purpose of these studies would be to market the Virtual Biopsy(TM) System to HMOs, as well as support and establish reimbursement codes for the Virtual Biopsy(TM) System. In addition, we plan to expand the gastrointestinal applications for the Virtual Biopsy(TM) System to patients with Barrett's esophagus.

     There can be no assurance that we will receive FDA clearance to market the Virtual Biopsy(TM) System, be successful in establishing third-party reimbursement for the Virtual Biopsy(TM) System, or be able to develop other applications for the Virtual Biopsy(TM) System.

GOVERNMENT REGULATIONS

UNITED STATES

     Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements we could face:

     * fines, injunctions, or civil         * total or partial suspension of
       penalties                              production
     * recall or seizure of our products    * inability to obtain pre-market
     * criminal prosecution                   clearance/approval for our devices
     * a recommendation that we not be      * withdrawal of marketing approvals
       allowed to contract with the
       government

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, clearance, advertising and promotion of such products.

     In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The Virtual Biopsy(TM) System is a Class III device. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization.

     FDA approval to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. We received 510(k) clearance from the FDA for our disposable and reusable Optical Biopsy Forceps in December 1996.

     A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols approved by the Institutional Review Board at each participating research institution. These boards oversee and approve all clinical studies at their institutions. Second, a pre-market approval application must be submitted to the FDA describing (i) the clinical trial results; (ii) the device and its components; (iii) the methods, facilities and controls used for manufacture of the device; (iv) proposed labeling, and (v) the demonstration that the product is safe and effective. Finally, the manufacturing site for the product subject to the pre-market approval must pass an FDA pre-approval inspection.

     A pre-market approval application, also referred to as a PMA application, must be supported by valid scientific evidence to demonstrate safety and efficacy of the device, and, if applicable, must contain:

     * results of all relevant bench        * laboratory and animal studies
       tests                                * a complete description of the
     * pre-clinical and human clinical        device and its components
       trial data                           * proposed labeling
     * a detailed description of the        * advertising literature
       methods, facilities and controls
       used to manufacture the device
     * training methods, if required

     Certain devices require an Investigation Device Exemption application to be filed. The Virtual Biopsy(TM) System is considered a "non-significant risk" device and therefore does not require an IDE application.

     If the FDA determines, upon receipt of the pre-market approval application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. They then begin an in-depth review of the application. This review typically can take from six months to two years from the date the application is accepted for filing; but could be significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period, a panel primarily composed of clinicians and acting as an advisory committee, will likely be convened to review and evaluate the application. The panel will provide recommendations to the FDA as to whether the device should be approved; but the FDA is not bound by those recommendations. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable Quality System Regulations requirements.

     The FDA has attempted to streamline the pre-market approval review process to increase efficiency and effectiveness by adopting a "modular approach to PMA review." The essence of this relatively new modular approach is to break the contents of a pre-market approval application into well-delineated components, and to have reports of each component submitted as soon as the applicant has performed the testing and analysis. The application is viewed as a compilation of sections, or "modules," that together become a complete application. The FDA assigns a stable team to the project and reviews each module report as soon as it is received, building a complete record of review. This process allows more rapid closure when the last components are submitted because much of the work will already have been completed. The final modules submitted will usually consist of a final clinical data report, revised proposed labeling and a draft Summary of Safety and Effectiveness Data. In general, final manufacturing information and notice of an inspection-ready facility is acceptable as a "late" module so long as it arrives within 90 days of the complete pre-market approval application filing.

     If FDA evaluations of both the pre-market approval application and the manufacturing facilities are favorable, the FDA will issue either an approval letter or a conditional approval letter which contains a number of conditions that must be satisfied in order to secure final approval of the pre-market approval application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue a pre-market approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the pre-market approval application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the pre-market approval application. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     In April 1998, SPECTRASCIENCE had a pre-submission meeting with the Gastroenterology/Urology branch of the FDA to review data, clinical protocols and clinical results collected during its multi-center clinical trials using the Virtual Biopsy(TM) System. The clinical study design and statistical methods were considered "appropriate" by the FDA, but they requested we obtain additional patient data to demonstrate the reproducibility of the algorithm's accuracy prior to filing our pre-market approval application. We obtained additional patient data by August 1998 and subsequently received FDA approval for the submission of our pre-market approval application through the FDA's modular approach to pre-market approval review in September 1998. SPECTRASCIENCE submitted modules in support of its pre-market approval filing beginning in September 1998. On November 19, 1999, the Gastroenterology and Urology Devices Panel of the Medical Devices Advisory Committee for the FDA reviewed our submission for the Virtual Biopsy(TM) System. All aspects of the submission were discussed by the panel, which was composed of several physician specialists in Gastroenterology, Urology, and Surgery as well as non-voting representatives from Nursing and Industry. After a full day meeting, the panel voted to recommend FDA clearance for SPECTRASCIENCE to market its Virtual Biopsy(TM) System for use in colonoscopy and flexible-sigmoidoscopy. The recommendation included a mandated post-approval study. In February 2000, the FDA requested us to address queries raised by their advisory panel and the Office of Device Evaluation's reviewing staff regarding our application. These queries are to be addressed by re-analyzing our statistical results to ensure the Virtual Biopsy(TM) System can be appropriately labeled. Once we have complied and submitted a response, we will have to await final FDA determination and final clearance to market for the Virtual Biopsy(TM) System. Management anticipates that SPECTRASCIENCE will obtain FDA approval of its pre-market approval application in the first half of 2000. There can be no assurance that the application will be approved by the FDA or that the FDA will not request additional data or otherwise require us to conduct further clinical trials, thereby causing SPECTRASCIENCE additional delay and expense.

     Any products manufactured or distributed pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences when using the product. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The Food Drug and Cosmetic Act requires devices to be manufactured in accordance with Quality System Requirements regulations, which impose procedural and documentation requirements upon a manufacturer and any of its contract manufacturers with respect to manufacturing and quality assurance activities. Quality System Requirements regulations also require design controls and maintenance of service records. Changes in existing requirements or adoption or new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

     SPECTRASCIENCE is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. SPECTRASCIENCE will be subject to additional federal, state and local environmental laws when commercial development and production of the Virtual Biopsy(TM) System begins. Management is not aware of any manufacturing methods for the Virtual Biopsy(TM) System that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) SPECTRASCIENCE will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon SPECTRASCIENCE's ability to do business.

EUROPEAN UNION AND OTHER COUNTRIES

     The primary regulatory environment in Europe is that of the European Union. The European Union consists of 15 countries encompassing most of the major countries in Europe, including SPECTRASCIENCE's principal anticipated international markets. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directive prescribing the laws and regulations pertaining to medical devices in the European Union is the Medical Devices Directive, 93/42/EEC.

     Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies go through the ISO certification process in order to obtain the CE mark. SPECTRASCIENCE is currently seeking ISO 9001 certification and CE marks for the Virtual Biopsy(TM) System. There can be no assurance that we will receive ISO certification or a CE mark for any of our products or product components in a timely manner or at all. Furthermore, even though a device bears the CE Mark, practical complications have arisen with respect to market introduction because of differences among countries in areas such as labeling requirements. SPECTRASCIENCE may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

DISTRIBUTION, MARKETING AND CUSTOMERS

     At this time, we have limited marketing and sales capabilities. SPECTRASCIENCE's objective is to become a leader in the development and commercialization of advanced diagnostic products with the capability to differentiate in real time between healthy, and pre-cancerous or cancerous tissue. In order to accomplish this we will need to strengthen our marketing capabilities and, pending FDA clearance to market for the Virtual Biopsy(TM) System, we plan to focus our initial marketing efforts on the following areas:

     * BE "FIRST TO MARKET" WITH A VIRTUAL BIOPSY(TM) SYSTEM. Management believes that SPECTRASCIENCE will be the first to introduce and market an endoscopic virtual biopsy system that will improve the endoscopist's diagnostic accuracy by providing objective, real-time feedback as to the pathology of suspect tissue.

     * DEMONSTRATE TO THIRD PARTY PAYORS (MEDICARE, BLUECROSS AND BLUESHIELD ETC.) THE CLINICAL UTILITY AND EFFICACY OF THE VIRTUAL BIOPSY(TM)SYSTEM. SPECTRASCIENCE intends to demonstrate to third party payors through outcome-based clinical studies that the use of the Virtual Biopsy(TM)System will improve patient outcomes through earlier detection and decreased patient care costs. SpectraScience plans to demonstrate the clinical utility and efficacy of the Virtual Biopsy(TM)System to key physician opinion leaders targeted by management, including those practicing at major cancer centers throughout the United States. Management believes that FDA approval, outcome-based trials demonstrating better clinical outcomes and the acceptance of the Virtual Biopsy(TM)System by key opinion leaders in the health care industry will be critical elements in gaining market acceptance and third party reimbursement for the Virtual Biopsy(TM)System.

     * DEMONSTRATE TO PHYSICIANS AND OTHER HEALTH CARE PROVIDERS THE EASE OF USE OF THE VIRTUAL BIOPSY(TM) System. SPECTRASCIENCE intends to demonstrate to endoscopists and other health care providers that the Virtual Biopsy(TM)System employs familiar medical technology and equipment, such as the forceps, that are virtually identical to those currently used by endoscopists in performing traditional tissue biopsies. Management believes that demonstration of the ease of use of the Virtual Biopsy(TM) System, together with demonstration of better clinical outcomes, will aid in gaining market acceptance of the Virtual Biopsy(TM)System. Training seminars will be conducted as necessary to educate endoscopists and other health care providers regarding the proper use of the Virtual Biopsy(TM)System.

     * SEEK TO ESTABLISH STRONG SALES DISTRIBUTION. SPECTRASCIENCE will seek out leading distributors in its target markets both domestically and internationally. These distributors will typically have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success. We will also develop an in-house sales and marketing staff for two purposes: (i) to manage and optimize our distribution networks, and
          (ii) to develop and implement marketing strategies. We can provide no assurance that we will be able to enter into such strategic partnerships on favorable terms or at all.

THIRD-PARTY REIMBURSEMENT

     We plan to market and sell the Virtual Biopsy(TM) System and other products primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of the procedure in which the medical device is used. Sales of the Virtual Biopsy(TM) System and other proposed products will be substantially dependent on the availability of adequate reimbursement from these third party payors for procedures carried out using our products. Regardless of the type of reimbursement system, management believes that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies as compared to conventional drugs, surgery and other treatments. We anticipate that hospital administrators and physicians would justify the use of our products by the cost and time savings recognized, and clinical benefits that we believe would be derived from the use of our products.

     Third party payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group established by the United States Health Care Financing Administration. The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a diagnosis-related group, payors may deny reimbursement. If reimbursement for a particular procedure is approved, third party payors will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis-related group or per diem, a blend between the health care provider's reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment.

     Virtual biopsies are not currently approved for reimbursement by third-party payors, and there can be no assurance that the Virtual Biopsy(TM) System will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist's ability to accurately differentiate among polyps in the colon, thereby leading to early detection and subsequent treatment of colorectal cancer.

However, diagnosis-related group reimbursement for endoscopic procedures such as flexible sigmoidoscopy, colonoscopy and polypectomy, including fees for biopsies, has been established.

     Medical equipment capital costs incurred by hospitals are reimbursed separately from diagnosis-related group payments. Changes in federal legislation, or policies of the government or third-party payors that reduce reimbursements under capital cost pass through systems, could adversely affect the market for our products.

     Funding for Medicare and Medicaid is subject to limits set by Congress. In 1997, as part of the Balance Budget Act of 1997, Congress approved Medicare coverage for preventive colorectal cancer screening tests. Because studies have shown that colorectal cancer screening can prevent 20%-40% of potential colorectal cancers and 30%-50% of colorectal cancer deaths, management believes that such funding should lead to (i) greater awareness of colorectal cancer among the general population, (ii) larger budgets for screening, (iii) higher reimbursement levels, and (iv) potentially the establishment of new reimbursement codes for new technologies like the Virtual Biopsy(TM) System. This does not however, provide any assurances that the increased funding will lead to third party reimbursement for the Virtual Biopsy(TM) System.

     Management expects that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, capitation pricing (pricing based on a fixed price per procedure, rather than on the number of disposable products or hospital supplies used), and consignment sales are becoming more and more common, not only in the United States but also in many European countries and Japan. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies, to compete with larger established firms.

     Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of SPECTRASCIENCE's products will depend on the availability and level of reimbursement in international markets we target. There can be no assurance that we will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

     We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, if any, or what effect it might have on us. Reforms may include (i) mandated basic health care benefits, (ii) controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, (iii) greater reliance on prospective payment systems, (iv) the creation of large insurance purchasing groups, and (v) fundamental changes to the health care delivery system. Management anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment mechanisms. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which reform proposals, if any, will be adopted, when they may be adopted or what impact they may have on SPECTRASCIENCE. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing our products, could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING AND SOURCES OF SUPPLY

     To date, SPECTRASCIENCE has not yet commercialized any of its products. Our manufacturing activities have consisted of assembling a limited number of Virtual Biopsy(TM) Systems for use in pre-clinical and clinical trials. We do not have experience in manufacturing our products in commercial quantities or with the yields that will be necessary for us to achieve significant commercial sales. Currently, we complete the basic assembly of the Virtual Biopsy(TM) System console in-house. The software is developed in-house in conjunction with outside consultants, and the forceps are produced by a leading, U.S. contract manufacturer of medical forceps. We assemble the components, many of which are widely available, and inspect and test the completed systems at our facilities.

     Our Virtual Biopsy(TM) System will have to be manufactured in accordance with current Quality System Regulations requirements in order for us to sell our products in the U.S., and ISO 9001 standards in order for us to sell our products in the European Union. These requirements impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom we contract to perform certain manufacturing processes.

     Many of the raw materials or components used in the manufacture of our products are "off the shelf" items and are available from more than one vendor. We do have certain components needed for the manufacture of our product, such as the laser light source, spectrophotometer and Optical Biopsy Forceps, that are available only from sole, single or limited source suppliers. The process of qualifying additional or replacement vendors for certain components or services can be time-consuming and expensive, especially in the medical device industry.

     We currently have an agreement with a leading contract manufacturer of medical forceps in the United States, under which they have agreed to supply us with the quantities of forceps that we require. This agreement expires no earlier than March 2003 but may be renewed by the contract manufacturer for an additional two years upon six months' notice. Even though the performance of the suppliers of the forceps and other components and raw materials has generally been satisfactory, they may not continue to perform up to our standards, meet government regulations or handle labor unrest, if any.

COMPETITION

     The medical device industry is highly competitive. We believe we have few direct competitors in applying spectroscopy for the differentiation of normal and cancerous tissues in the colon; however, the development of products using spectroscopic diagnostics for various medical specialties is rapidly growing. To the best of our knowledge, no other competitors have completed FDA clinical studies or submitted a pre-market approval application to the FDA for the detection of colorectal cancer. The companies that are listed below have developed or are in the process of developing products that use spectroscopic technology that could potentially compete with our products or technologies.

     * Xillix Technologies (Richmond, British Columbia, Canada) has an approved product for detection of cancer in the lungs, the LIFE-Lung system, which it began to commercialize in 1998. This product uses light-based spectroscopy to detect and localize lung cancer and costs approximately $200,000 per system. Xillix was also developing the LIFE-GI system to detect gastrointestinal cancers of the esophagus, stomach, intestines and colon. Under the terms of an agreement, Olympus Optical Co. of Japan agreed to help finance Xillix's development work in exchange for rights to market the LIFE-Lung and LIFE-GI systems worldwide. The LIFE-GI system was about to enter the final stages of clinical testing when Xillix filed charges against Olympus. The charges state that Olympus obtained trade secrets from Xillix and used the trade secrets for their own benefit. As a result, Xillix has suspended development and distribution of its products and in order to conserve capital for prosecution of its claims, Xillix permanently laid-off 80% of its work force in August 1999. Xillix's legal advisors believe the arbitration proceedings will be completed before the end of 2000.

     * SpectRx (Norcross, GA) is focused on the development and manufacture of painless and bloodless spectrophotometry based alternatives to currently available medical diagnostic and monitoring procedures. Their first fully developed product, BiliCheck, is for the monitoring of infant jaundice and began to be commercialized in 1999. They are developing other spectroscopy systems that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, and diabetes screening which are in various stages of development. In December 1999, they expanded their agreement with Abbott Laboratories to include joint development of a continuous glucose monitor for diabetes. Under the terms of the expanded agreement, Abbott, in exchange for a $5.25 million equity investment, has exclusive worldwide marketing rights to continuous monitoring as well as single-use monitoring applications of the technology. SpectRx is also developing non-invasive cervical and skin cancer detection systems in partnership with Welch Allyn. FluorRx, a sister company to SpectRx, is also developing spectroscopy systems for other clinical chemistry diagnostics.

     * MediSpectra, Inc. (Lexington, MA) has been focused on developing a system that improves on the current standards for cervical cancer detection. The system they are developing is an in-vivo, non-contact device that simultaneously uses UV fluorescence and white light to scan the cervix in a single measurement. It then uses the measurement to localize sites for biopsy, the goal being to detect high-grade precursors to cervical cancer. In November 1999, MediSpectra announced that preliminary data they collected using their second generation research device, correctly identified pre-cancerous cervical lesions with an accuracy superior to the current diagnostic standard of care. They plan to initiate clinical studies in mid-2000.

     * Mediscience Technology (Cherry Hill, New Jersey) has conducted feasibility clinical studies for oral leukopakia, a pre-cancerous condition of the mouth, with a prototype product called CD SCAN. They also plan to conduct clinical studies in the areas of breast cancer and Barrett's Esophagus with products using spectroscopic technology.

     * Lasertec International, Inc. (Stamford, Connecticut) expects to have results from ongoing human trials of its Photo Therapic Resonancy System in several months. Their technology is currently focused on the diagnosis and treatment of bladder cancer, but they plan to expand their technology to the diagnosis of laryngeal cancer. Their product differs from other cancer diagnostic products because it is designed to eliminate the cancer by causing the cancer cell to destroy itself.

     * Lifespex (Kirkland, Washington) is a development stage company that has successfully completed clinical studies with its cervical cancer detection device called CERVISCAN. Lifespex is also conducting initial testing for its skin cancer detection device.

     * Polartechnics, Inc (Sidney, Australia) is developing a tissue auto-fluorescence probe for cervical cancer detection called the TruScan. The company has initiated clinical trials in Europe for the detection of cervical cancer. Polartechnics has a strategic alliance with Ethicon, a wholly owned subsidiary of Johnson & Johnson, under which Polartechnics could receive up to $18 million in the form of milestone payments, and Ethicon has certain distribution and marketing rights for the TruScan. Polartechnics has received several milestone payments. Additionally, on February 2, 2000 Polartechnics announced a successful placement of its shares, raising $13.2 million which they plan to use to accelerate commercialization of the TruScan. The company has obtained ISO 9001 Certification and projects a 2000 European launch for TruScan. Polartechnics' second product, SkinPolarprobe, a melanoma detection device, has been placed in clinics in Australia for testing and development. Polartechnics plans to expand placement of the Skin Polarprobe to clinics in the U.S. in 2000.

     Many of them have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

     * greater capital resources             * greater resources and expertise
     * greater manufacturing resources         in the areas of research and
     * greater resources and expertise in      development
       testing products in clinical trials   * greater expertise in obtaining
                                               regulatory approvals
                                             * greater resources for marketing
                                               and sales activities

PATENTS

     Our ability to obtain and maintain patent protection for our products, preserve our trade secrets and operate without infringing on the proprietary rights of others will directly affect how successful our operations will be. There are certain technological aspects of our products that are not covered by any patents or patent applications. Our strategy regarding the protection of our proprietary rights and innovations is to seek patents on those portions of our technology that we believe are patentable, and to protect as trade secrets other confidential information and proprietary know-how. We seek to protect our trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships.

     We currently own exclusive rights to a total of five issued, allowed and pending U.S. patents and applications, and four pending international patent applications. SPECTRASCIENCE has one issued U.S. patent entitled "Optical Biopsy Forceps" (U.S. Patent 5,763,424), one related allowed and two related pending U.S. patent applications. SPECTRASCIENCE is the exclusive licensee through The Massachusetts General Hospital of U.S. Patent 5,843,000 entitled "Optical Biopsy Forceps and Method of Diagnosing Tissue" and a pending international patent application. The patents expire between November 2012 and May 2016. The issued patent and pending patent applications are directed to types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. Each of the international applications designates twenty countries for patent protection. SPECTRASCIENCE owns three additional pending U.S. patent applications pertaining to various apparatus and methods for diagnosing tissue; and providing the physician with additional information regarding whether it is necessary to take a biopsy sample.

     In addition to the patents and patent applications described above, SPECTRASCIENCE currently has an exclusive licensing agreement with the Massachusetts Institute of Technology for seventeen issued patents and pending applications, and a number of corresponding foreign patents and applications relating to vascular and cardiovascular applications of diagnostic laser catheters. This licensing agreement runs for the life of the patents and includes certain technology rights developed under National Institute of Health funding. This licensing agreement is exclusive through at least April 2000, plus the period of time a licensed product is pending FDA approval. After April 2000, the license is nonexclusive for the life of the patents. The license with the Massachusetts Institute of Technology is subject to termination for failure to pay fees or other material breach. SPECTRASCIENCE also has a licensing arrangement with Massachusetts General Hospital's Wellman Laboratories of Photomedicine. The arrangement provides that certain patents that result from the Wellman Lab's research on cancer detection will be licensed exclusively to us. The Massachusetts General Hospital license is exclusive through the life of the licensed patents, subject to customary diligence requirements for commercially reasonable best efforts to introduce products in the United States, Europe and Japan within three years, or such revised period as may reasonably be needed due to technical difficulties or delays in clinical studies or regulatory processes. SPECTRASCIENCE has also signed an exclusive license agreement with Advanced Photodynamic Therapies, Dr. Merrill Biel, for the rights to certain proprietary spectrophotometric technology.

     The patent and trade secret positions of medical device companies like SPECTRASCIENCE, are uncertain and involve complex and evolving legal and factual questions. To date, no claims have been brought against SPECTRASCIENCE alleging that our technology or products infringe intellectual property rights of others. Often, patent and intellectual property disputes in the medical device industry are settled through licensing or similar arrangements. However, there can be no assurance that necessary licenses from other parties would be available to us on satisfactory terms, if at all. The costs associated with such arrangements may be substantial and could include ongoing royalties.

     United States patent applications are secret until patents are issued or corresponding foreign applications are published in other countries. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, management cannot be certain that SPECTRASCIENCE was the first to invent the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In addition, the laws of some foreign countries do not provide the same degree of intellectual property right protection as do the laws of the United States. Litigation associated with patent or intellectual property infringement or protection can be lengthy and prohibitively costly. There can be no assurance that SPECTRASCIENCE would have the financial resources to defend its patents from infringement or claims of invalidity; or to successfully defend itself against intellectual property infringement claims by third parties.

EMPLOYEES

     As of March 17, 2000, SPECTRASCIENCE had 12 full-time employees, nine of whom were engaged in product engineering design and development, manufacturing, and regulatory affairs, and three of whom were engaged in sales and marketing, and finance and administration. SPECTRASCIENCE is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

     SPECTRASCIENCE relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. Management has been successful in attracting and retaining qualified technical personnel. There can be no assurance, however, that we will be able to continue to attract or retain the skilled employees we require for profitable operations.


ITEM 2.   DESCRIPTION OF PROPERTY

     SPECTRASCIENCE leases its principal executive offices at 14405 21st Avenue North, Suite 111, Minneapolis, Minnesota. This facility consists of approximately 13,282 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $7,759 for the first 12 months, $8,250 for the next 4 months, and $8,502 for the next 24 months. The current rent including a pro rata share of operating expenses and real estate taxes is approximately $11,943 per month. The lease expires at the end of January 2003. Management believes this facility provides the necessary space needed for anticipated manufacturing and ramp-up activities for the commercialization of the Virtual Biopsy(TM) System, and has no present plans to perform any improvements to the facility. Management believes that appropriate levels of standard property and casualty insurance coverage on its property are being maintained.

ITEM 3.   LEGAL PROCEEDINGS

     On or about September 4, 1998, SPECTRASCIENCE was served with a Complaint in the case of Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, who was at one time a financial consultant to SPECTRASCIENCE, had a contract that entitled him to receive options for 50,000 shares of common stock at an exercise price of $2.50 per share. On November 3, 1999, the court issued an order holding that Mr. Gibson was entitled to enforce the contract relating to such options. On March 13, 2000 a trial was held. Mr. Gibson is seeking the issuance of common stock in connection with the option grant and/or in lieu thereof, monetary damages. No final judgment or order has been entered in the case.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of the security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

     Our common stock traded on the Nasdaq SmallCap Market during 1998 but was delisted at the close of business on March 17, 1999. Since March 18, 1999, our common stock has been trading on the Over-The-Counter Bulletin Board under the symbol "SPSI." The common stock traded on the National Association of Securities Dealers Automated Quotation System from November 13, 1984 under the symbol "GVMI." In September 1992, the stock symbol was changed from "GVMI" to "SPSC." The stock symbol was subsequently changed to "SPSI" in June 1994. On March 17, 2000, the last reported bid price of the common stock was $9.375. As of March 17, 2000, there were approximately 1,025 holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices as reported by NASDAQ and OTC Bulletin Board. To the best of our knowledge, we believe that the information obtained from these sources is accurate.

                              1999 Stock Prices (1)         1998 Stock Prices
                          ---------------------------  -------------------------
     QUARTER ENDED          High Sales    Low Sales      High Sales    Low Sales
     -------------------- ---------------------------  -------------------------

     March 31                 $6.500        $3.500         $8.000        $3.690
     June 30                  $5.500        $3.250         $7.625        $4.000
     September 30             $5.875        $3.063         $5.500        $2.875
     December 31              $8.500        $3.813         $8.000        $3.625
     ---------------------------------------------------------------------------

     (1) The prices of the our common stock stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The sales prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

     On March 17, 2000, we had approximately 1,025 registered shareholders of record of 6,457,038 shares of our Common Stock, excluding shareholders that are registered in "street-names." We estimate that there are approximately 5,000 beneficial shareholders of our Common Stock.

DIVIDENDS

     To date, SPECTRASCIENCE has not declared or paid cash dividends on the common stock. The current policy of the Board of Directors is to retain any earnings to fund development of its business. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future.

OTHER SECURITIES

     In 1999, SPECTRASCIENCE completed two private placements of common stock. Each of the private placements were to accredited investors and were exempt under Rule 506 of Regulation D of the Securities Act of 1933. In March 1999, a private placement of 293,750 shares of its common stock at $4.00 per share was completed. In December 1999, multiple closings placed 995,285 shares of common stock at $3.50 per share. The private placement was completed in January 2000 after placing an additional 13,000 shares of common stock at $3.50 per share. A total of 1,008,285 shares of common stock were issued in connection with the December 1999 Private Placement of common stock. SPECTRASCIENCE received net combined proceeds of $4,347,698 from the two placements; $1,157,500 from the March placement and $3,190,198 from the December placement. Management plans to use these funds (i) to commercialize the Virtual Biopsy(TM) System, (ii) to continue development of new applications for the Virtual Biopsy(TM) System, and
(iii) for general corporate purposes, including working capital.

     In December 1999, SPECTRASCIENCE also issued a convertible demand note for $600,005 with a related party. A member of our board of directors is also a member of the board of directors of the payee. The annual interest rate on the note is 6% and it is payable upon maturity, demand or conversion. The note matures on June 30, 2000 however the payee can demand payment at any time after March 31, 2000. The note may be converted either at the option of the holder at any time, or automatically upon the approval of our common stock for listing on the Nasdaq SmallCap Market. If the note is converted, it will convert into 171,430 shares of our common stock and warrants to purchase 85,715 shares of common stock at $5.50 per share, expiring two years from the date of conversion.

     A total of $408,710 was raised in fiscal 1999 through the exercise of stock options for 131,200 shares of common stock.

STOCK OPTIONS

     As of December 31, 1999, SPECTRASCIENCE had outstanding options to purchase an aggregate of 1,042,931 shares held by 24 persons at a weighted average exercise price of $4.68 per share. As of December 31, 1999, a total of 448,069 options granted pursuant to the 1991 Stock Plan had been exercised. Current employees hold 36.4% of the outstanding stock options.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that follow.

PLAN OF OPERATION

     For the past three years SPECTRASCIENCE has been focused on the design, development, clinical testing, and regulatory approval of the Virtual Biopsy(TM) System as an adjunct tool during endoscopy. As discussed in the clinical trials section, we are currently awaiting final determination of the FDA regarding our pre-market approval application, and final clearance to market in the United
States for the Virtual Biopsy(TM) System. During the next year management intends to:

     * commercialize the Virtual Biopsy(TM) System after FDA approval is received;
     *    develop the market for our product;
     * establish manufacturing processes and/or relationships for our products;
     *    obtain ISO 9001 certification and the CE mark for our products;
     * conduct outcome-based clinical trials to collect clinical data to support and establish reimbursement; and
     *    expand the applications for our products.

     SPECTRASCIENCE raised $3.5 million through a December 1999 Private Placement of its common stock. The cash position of SPECTRASCIENCE on December 31, 1999 was $4,362,120. Management believes this amount of cash is sufficient to fund operations for at least the next fifteen months, based upon the current business plan and projections, in light of anticipated costs and expenditures and demand for our products. We believe we will be able to implement the above strategies without the need to purchase or lease significant pieces of equipment or additional plant space. We believe we will need to hire additional employees in 2000 to support manufacturing after we receive FDA clearance to market for the Virtual Biopsy(TM) System, as well as additional administrative and in-house marketing and research and development personnel.

RESULTS OF OPERATIONS

     The following discussion of SPECTRASCIENCE's financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included in this document.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

     REVENUE. We recorded no revenue for the years ended December 31, 1999 and 1998. We do not expect to begin generating revenue until after FDA clearance has been obtained for the Virtual Biopsy(TM) System.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1999 totaled $1,356,986, compared to $1,719,171 for the year ended December 31, 1998. This represented a decrease of $362,185, or 21.1%. The lower costs can be primarily attributed to the fact that a majority of the design and development costs of the Virtual Biopsy(TM) System were incurred in 1998, as well as a substantial portion of the related clinical trial expenses. During 1999 the product was moved through the clinical trial phase towards the production phase. This phase of our products' development is more labor intensive than the initial design and development phase.

     Therefore, our salary expense and tools and supplies expense was higher in 1999, but was more than offset by lower expenses in the areas of consulting, design engineering, purchased services and contract payments. We had substantially lower legal expenses related to intellectual property filings, and increased facilities expenses due to our relocation into a larger facility. We also had expenses related to an inventory revaluation in 1998 that we did not have in 1999. The inventory revaluation was due to the replacement of the SGS Console with second generation technology currently utilized in our Virtual Biopsy(TM) System.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 totaled $794,221, compared to $746,953 for the year ended December 31, 1998. This represented an increase of $47,268, or 6.3%. The resignation of Mr. Chew, our former CFO, in July 1998, coupled with the untimely death of Mr. McMahon, our former President and CEO, in December

1998 required management to incur increased expenses in the areas of financial management and investor relations consulting. The increased consulting expenses were partially offset by lower salary expenses and lower travel expenses. We had increased legal expenses due to fund raising activities and our delisting from the Nasdaq SmallCap Market. We had increased shareholder relations expenses due to our fund raising activities and increased costs for our annual meeting.

     INTEREST AND OTHER INCOME (EXPENSE). Interest and other income for the year ended December 31, 1999 totaled ($28,626), compared to $51,982 for the year ended December 31, 1998. This represented a decrease of $80,608, or 155.1%. We had higher interest income due to higher cash balances throughout 1999 compared to 1998. However, the interest income was completely offset by other expenses.

     NET LOSSES. As a result of the above factors, we reported a net loss of $2,179,833 for the year ended December 31, 1999, compared to a net loss of $2,414,142 for the year ended December 31, 1998. This represented a decrease of $234,309, or 9.7%, and was primarily due to decreased research and development costs. The net loss was $.41 per share for the year ended December 31, 1999, compared to a net loss of $.52 per share for the year ended December 31, 1998. We anticipate that our net loss will increase at least through fiscal year 2000 as we begin to commercialize the Virtual Biopsy(TM) System, continue our research and development efforts to develop applications for the Virtual Biopsy(TM) System in other medical specialties and investigate other potential opportunities for our technologies.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     REVENUE. We recorded no revenue for the years ended December 31, 1998 and 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1998 totaled $1,719,171, compared to $1,095,281 for the year ended December 31, 1997. This represented an increase of $623,890, or 57.0%. The increase was primarily due to (a) increased salary expense related to the hiring of two additional personnel during the first half of 1998, (b) increased expenses related to the multi-center clinical trials on the OBS for colorectal cancer and feasibility studies for esophageal cancer, (c) an inventory revaluation associated with a change in product design, (d) increased consulting and product testing expenses relating to the submission of the Modular PMA application to the FDA, and (e) increased design engineering expenses.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1998 totaled $746,953, compared to $679,809 for the year ended December 31, 1997. This represented an increase of $67,144, or 9.9%. This increase was primarily due to increased investor relations expenses and legal expenses. We used the services of our investor relations consultant for the entire year in 1998 compared to only four months in 1997 to assist in the process of informing brokers and analysts throughout the United States about SPECTRASCIENCE and its technologies. We also incurred increased legal and other professional service expenses in connection with the filing of a registration statement relating to a public offering of our common stock, which was later discontinued due to unfavorable market conditions.

     INTEREST AND OTHER INCOME (EXPENSE). Interest and other income for the year ended December 31, 1998 totaled $51,982, compared to $131,299 for the year ended December 31, 1997. This represented a decrease of $79,317, or 60.4%, and was due to lower average cash balances during 1998 compared to 1997.

     NET LOSSES. As a result of the above factors, we reported a net loss of $2,414,142 for the year ended December 31, 1998, compared to a net loss of $1,643,791 for the year ended December 31, 1997. This represented an increase of $770,351, or 46.9%, and was primarily due to increased research and development costs and lower interest and other income. The net loss was $.52 per share for the year ended December 31, 1998, compared to a net loss of $.37 per share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     SPECTRASCIENCE has financed its operations since 1992 principally through private placements of its common and preferred stock. From October 1992, when we began development of our current products and changed our name, until December 31, 1999, we had obtained funds aggregating approximately $16.2 million in net proceeds from the issuance of common stock and preferred stock. As of December 31, 1999, SPECTRASCIENCE had cash and cash equivalents of $4,362,120 and working capital of $3,518,136.

     In 1999, SPECTRASCIENCE completed two private placements of common stock. In March 1999, a private placement of 293,750 shares of its common stock at $4.00 per share was completed. In December 1999, multiple closings placed 995,285 shares of common stock at $3.50 per share. The private placement was completed in January 2000 after placing an additional 13,000 shares of common stock at $3.50 per share. A total of 1,008,285 shares of common stock were issued in connection with the December 1999 Private Placement of common stock. Management plans to use these funds (i) to commercialize the Virtual Biopsy(TM) System, (ii) to continue development of new applications for the Virtual Biopsy(TM) System, and (iii) for general corporate purposes, including working capital.

     Net cash used in operating activities was approximately $2.14 million for the year ended December 31, 1999, and $2.34 million for the year ended December 31, 1998. The net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $126,927 for the year ended December 31, 1999, and $19,183 for the year ended December 31, 1998. The net cash used in investing activities was primarily attributable to the purchase of tools and equipment for research and development and manufacturing, and capital assets associated with our move to a new facility. Net cash provided by financing activities was $6,326,320 for the year ended December 31, 1999, and $1,024,187 for the year ended December 31, 1998. The net cash provided by financing activities was primarily attributable to the two placements of our common stock during 1999, and the exercise of warrants.

     SPECTRASCIENCE expects to incur significant additional operating losses through at least 2000, as research and development activities continue, new clinical trials are started and marketing efforts to commercialize the Virtual Biopsy(TM) System are undertaken. Management anticipates that it has sufficient cash and cash equivalents to fund operations, including increased working capital expenditures, for at least the next 15 months.

     SPECTRASCIENCE's future liquidity and capital requirements will depend upon a number of factors, including the progress and expense of developing new applications for the Virtual Biopsy(TM) System, clinical trials, the potential requirements and related costs for product modifications, the timing and expense of various U.S. and foreign regulatory filings, the timing of receipt of various U.S. and foreign government approvals, the timing and extent to which SPECTRASCIENCE's products gain market acceptance, the timing and expense of product introduction, and the expense of developing marketing and distribution capabilities, if regulatory approvals are obtained.

YEAR 2000 ISSUE

     SPECTRASCIENCE completed the transition from calendar year 1999 to 2000 with no material difficulties. We will continue to evaluate Year 2000 related exposures at our vendors, suppliers and other third parties. We will also continue to monitor our systems, facilities and products to ensure no Year 2000 problems occur over the next few months. Our costs associated with Year 2000 compliance to date have been within budgeted amounts. We have not incurred any significant expenditures after December 31, 1999 in connection with Year 2000 compliance issues. Management believes there will not be a material adverse impact on SPECTRASCIENCE's financial condition or results of operation due to Year 2000 compliance issues.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Audited financial statements for each of the three years ended December 31, 1997, 1998 and 1999 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     Audited financial statements for each of the three years ended December 31, 1997, 1998 and 1999 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.

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

10.13   Severance (Change in Control) Agreement between the Company and Chester
        E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.14 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.15 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)
10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.17 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.18 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.19 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.20 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.
10.21 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.22 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.23 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999, filed herewith.
23.1    Consent of Independent Auditors, filed herewith
99.1 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in Forward-Looking Statements, filed herewith.
27      Financial Data Schedule, filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPECTRASCIENCE, INC.
                                      --------------------
                                          (Registrant)


Date:  March 28, 2000                 By: /s/ CHESTER E. SIEVERT, JR.
                                          ---------------------------
                                      CHESTER E. SIEVERT, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ CHESTER E. SIEVERT, JR.                  March 28, 2000
--------------------------------------
Chester E. Sievert, Jr.
President and Chief Executive Officer
(Principal Executive Officer)



/s/ HENRY M. HOLTERMAN                       March 28, 2000
--------------------------------------
Henry Holterman
Director



/s/ NATHANIEL S. THAYER                      March 28, 2000
--------------------------------------
Nathaniel S. Thayer
Director



/s/ JOHAN A.P.M DEHOND                       March 28, 2000
--------------------------------------
Johan A.P.M. De Hond
Director

                              SpectraScience, Inc.

                          Audited Financial Statements


                  Years ended December 31, 1997, 1998 and 1999




                                    CONTENTS

Report of Independent  Auditors..............................................F-1

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


                                     Page F

                         Report of Independent Auditors


Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 11, 2000


                              SpectraScience, Inc.

                                 Balance Sheets

                                                                  DECEMBER 31
                                                              1998             1999
                                                       --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $    301,970     $  4,362,120
   Inventory                                                  185,625          143,660
   Interest receivable                                             --           13,314
   Note receivable from related party                          24,030               --
   Prepaid expenses                                            50,638           83,756
   Other current assets                                        10,585           31,508
                                                       --------------------------------
Total current assets                                          572,848        4,634,358

Fixed assets:
   Office furniture and equipment                             266,400          288,665
   Machinery and equipment                                    562,919          560,669
   Leasehold improvements                                          --           11,186
                                                       --------------------------------
                                                              829,319          860,520
   Less accumulated depreciation                             (581,788)        (566,774)
                                                       --------------------------------
Total assets                                             $    820,379     $  4,928,104
                                                       ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    236,769     $    150,094
   Note payable - trade creditors                              45,217           66,109
   Note payable to related party                                   --          600,005
   Accrued compensation and taxes                              99,263          162,457
   Accrued expenses                                            56,990           90,158
   Accrued clinical research fees                             162,400           47,399
                                                       --------------------------------
Total current liabilities                                     600,639        1,116,222

Long-term portion of lease commitment                              --           45,660

Stockholders' equity:
   Common stock, $.25 par value:
     Authorized shares--10,000,000
     Issued and outstanding shares--4,737,804 in 1998
       and 6,420,705 in 1999                                1,184,451        1,605,176
Additional paid-in capital                                 45,586,659       50,892,249
Accumulated deficit                                       (46,551,370)     (48,731,203)
                                                       ---------------------------------
Total stockholders' equity                                    219,740        3,766,222
                                                       ---------------------------------
Total liabilities and stockholders' equity               $    820,379     $  4,928,104
                                                       =================================

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                            Statements of Operations

                                                          YEAR ENDED DECEMBER 31
                                                   1997            1998             1999
                                             ------------------------------------------------
EXPENSES
Research and development                      $  1,095,281     $  1,719,171     $  1,356,986
Selling, general and administrative                679,809          746,953          794,221
                                             ------------------------------------------------
Net loss from operations                        (1,775,090)      (2,466,124)      (2,151,207)

OTHER (INCOME) EXPENSE
Interest and other (income) expense               (131,299)         (51,982)          28,626
                                             ------------------------------------------------

Net loss                                      $ (1,643,791)    $ (2,414,142)    $ (2,179,833)
                                             ================================================

Net loss per share                            $       (.37)    $       (.52)    $       (.41)

Weighted average common shares outstanding       4,467,233        4,663,559        5,288,974


SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                  Statement of Changes in Stockholders' Equity

                                                                    SERIES A CONVERTIBLE       SERIES B CONVERTIBLE
                                             COMMON STOCK             PREFERRED STOCK            PREFERRED STOCK
                                     --------------------------------------------------------------------------------
                                         SHARES       AMOUNT        SHARES       AMOUNT         SHARES      AMOUNT
                                     --------------------------------------------------------------------------------

Balance December 31, 1996              3,621,212   $  905,303       66,667      $ 66,667       792,500   $   792,500
   Conversion of Series A preferred
     stock into common shares             66,667       16,667      (66,667)      (66,667)           --            --
   Conversion of Series B preferred
     stock into common shares            792,500      198,125           --            --      (792,500)     (792,500)
   Exercise of Series A preferred
     stock detachable warrants into
     common stock                         16,111        4,028           --            --            --            --
   Exercise of stock options              10,069        2,517           --            --            --            --
   Net loss                                   --           --           --            --            --            --
                                     --------------------------------------------------------------------------------
Balance December 31, 1997              4,506,559    1,126,640           --            --            --            --
   Exercise of Series A preferred
     stock detachable warrants into
     common stock                        148,445       37,111           --            --            --            --
   Exercise of stock options              82,800       20,700           --            --            --            --
   Net loss                                   --           --           --            --            --            --
                                     --------------------------------------------------------------------------------
Balance December 31, 1998              4,737,804    1,184,451           --            --            --            --
   Exercise of warrants into common
     stock                               174,998       43,749           --            --            --            --
   Exercise of Series B preferred
     stock detachable warrants into
     common stock                         87,668       21,917           --            --            --            --
   Exercise of stock options             131,200       32,800           --            --            --            --
   Private placement of common stock   1,289,035      322,259           --            --            --            --
   Net loss                                   --           --           --            --            --            --
                                     --------------------------------------------------------------------------------

Balance December 31, 1999              6,420,705   $1,605,176           --      $     --            --   $        --
                                     ================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]

                                       ADDITIONAL
                                         PAID-IN      ACCUMULATED
                                         CAPITAL        DEFICIT         TOTAL
                                     -------------------------------------------
Balance December 31, 1996             $  43,886,939   $(42,493,437)  $ 3,157,972
   Conversion of Series A preferred
     stock into common shares                50,000             --            --
   Conversion of Series B preferred
     stock into common shares               594,375             --            --
   Exercise of Series A preferred
     stock detachable warrants into
     common stock                            56,527             --        60,555
   Exercise of stock options                 32,442             --        34,959
   Net loss                                      --     (1,643,791)   (1,643,791)
                                     -------------------------------------------
Balance December 31, 1997                44,620,283    (44,137,228)    1,609,695
   Exercise of Series A preferred
     stock detachable warrants into
     common stock                           705,114             --       742,225
   Exercise of stock options                261,262             --       281,962
   Net loss                                      --     (2,414,142)   (2,414,142)
                                     -------------------------------------------
Balance December 31, 1998                45,586,659    (46,551,370)      219,740
   Exercise of warrants into common
     stock                                  481,251             --       525,000
   Exercise of Series B preferred
     stock detachable warrants into
     common stock                           463,490             --       485,407
   Exercise of stock options                375,910             --       408,710
   Private placement of common stock      3,984,939             --     4,307,198
   Net loss                                      --     (2,179,833)   (2,179,833)
                                     -------------------------------------------

Balance December 31, 1999               $50,892,249   $(48,731,203)  $ 3,766,222
                                     ===========================================

SEE ACCOMPANYING NOTES


                              SpectraScience, Inc.

                            Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                        1997             1998             1999
                                                                 -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                           $ (1,643,791)    $ (2,414,142)    $ (2,179,833)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                        64,666          141,083           79,566
     Loss on disposal of fixed assets                                        --               --            1,146
     Changes in operating assets and liabilities:
       Interest receivable                                                   --               --          (13,314)
       Inventory                                                         11,677         (219,536)          41,965
       Note receivable from related party                                    --          (24,030)          24,030
       Prepaid expenses                                                  10,470            7,297          (33,118)
       Other current assets                                              (5,153)          29,899          (20,923)
       Accounts payable and accrued expenses                             69,800          138,222          (38,762)
                                                                 -------------------------------------------------
Net cash used in operating activities                                (1,492,331)      (2,341,207)      (2,139,243)

INVESTING ACTIVITIES
Purchases of fixed assets                                               (12,192)         (19,183)        (126,927)
                                                                 -------------------------------------------------
Net cash used in investing activities                                   (12,192)         (19,183)        (126,927)

FINANCING ACTIVITIES
Note payable to related party                                                --               --          600,005
Proceeds from issuance of common stock                                   95,514        1,024,187        5,726,315
                                                                 -------------------------------------------------
Net cash provided by financing activities                                95,514        1,024,187        6,326,320
                                                                 -------------------------------------------------

Net decrease in cash and cash equivalents                            (1,409,009)      (1,336,203)       4,060,150
Cash and cash equivalents at beginning of year                        3,047,182        1,638,173          301,970
                                                                 -------------------------------------------------
Cash and cash equivalents at end of year                           $  1,638,173     $    301,970     $  4,362,120
                                                                 =================================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Series A preferred stock converted into common stock               $     66,667     $         --     $         --
Series B preferred stock converted into common stock                    792,500               --               --
Transfer of inventory to equipment                                           --          214,385               --

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


1. BUSINESS

The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently, the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused on the development and manufacturing of innovative, minimally-invasive spectroscopic systems to facilitate real-time differentiation and diagnosis of cancerous and diseased tissue by utilizing advanced spectroscopy, fiber optics, computer hardware and software.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

FIXED ASSETS

Fixed assets are stated at cost. The Company depreciates the cost of the property over its estimated useful life of five years using the straight-line method. Leasehold improvements are depreciated over the related lease term or estimated useful life, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The majority of the inventories consists of purchased components.

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


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of assets and liabilities and their respective tax bases.

NET LOSS PER SHARE

Basic earnings per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3. INVENTORY

Inventory consists of the following:

                                                         DECEMBER 31
                                                     1998           1999
                                                 --------------------------

   Raw materials                                   $176,625       $143,660
   Finished goods                                     9,000             --
                                                 --------------------------
                                                   $185,625       $143,660
                                                 ==========================


4. CAPITAL STOCK AND WARRANTS

During 1994 and 1995, the Company granted warrants to the participants in the bridge financing agreements it had entered into to purchase 174,998 shares of the Company's common stock at $3.00 per share. The warrants were exercised in March 1999 at $3.00 per share, resulting in net proceeds to the Company of $525,000. Upon exercising the warrants, the holders received additional warrants to purchase 87,503 shares of common stock at $5.00 per share. These warrants expire in March 2002.

From March 1995 to June 1995, the Company sold 500,000 shares of Series A convertible preferred stock at $3.00 per share in a private placement for $1,500,000 less related costs of $60,000. Upon completion of the sale of the Series A convertible preferred stock, bridge loans of $525,000 were converted into 174,998 shares of Series A convertible preferred stock at a price of $3.00 per share. In addition, the Company issued warrants to the investors to purchase 225,000 shares of the Company's common stock at $5.00 per share. In March 1996, the nondividend yielding shares of Series A convertible preferred stock were converted into an equivalent number of shares of common stock. All warrants related to the Series A convertible preferred stock were exercisable for three years from the date of grant. During 1996 through 1998, 184,556 warrants were exercised at $5.00 per share. The remaining 40,444 warrants expired in 1998.

During 1995, the Company issued warrants to the placement agent to purchase 20,000 shares of the Company's common stock at $3.00 per share. In 1997, 10,000 warrants were exercised at $3.00 per share. The remaining warrants are outstanding and expire five years from the date of the grant. In 1995, the


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


4. CAPITAL STOCK AND WARRANTS (CONTINUED)

Company also issued additional warrants to the placement agent to purchase 6,667 shares of the Company's common stock at $5.00 per share. In 1997, 3,333 warrants were exercised at $5.00 per share. The remaining warrants expired in 1998.

In December 1995, the Company sold 792,500 shares of Series B convertible preferred stock at $5.00 per share in a private placement for $3,962,500 less related costs of $435,875. Holders of shares of the Series B convertible preferred stock also received warrants to purchase 264,175 shares of the Company's common stock at $9.50 per share. The warrants originally expired in December 1998. In December 1998, the Company extended the exercise period to January 1999 and repriced the warrants to $6.00 per share. Contingent upon exercising, the holders would also receive additional warrants to purchase an equal number of shares of common stock at $6.00 per share. In January 1999, warrants to purchase 87,668 shares of common stock were exercised at $6.00 per share, resulting in net proceeds to the Company of $485,407. The remaining 176,507 warrants expired in January 1999. An additional 87,668 warrants at $6.00 per share were issued to the holders that exercised. These additional warrants originally expired in December 1999, but the Company extended the exercise period to June 2000.

In December 1995, the Company also issued warrants to the placement agent to purchase 79,250 shares of the Company's common stock at $5.00 per share. The warrants remain outstanding and are exercisable for five years from the date of grant. The Company issued additional warrants to the placement agent to purchase 26,418 shares of the Company's common stock at $9.50 per share, conditional upon the exercise of the previous warrants issued to the placement agent. The conditional warrants were not exercised and expired in 1998.

In January 1997, the Company converted all of its outstanding Series A and Series B preferred stock into an equivalent number of shares of issued and outstanding common stock.

During February through December 1999, options were exercised to purchase 131,200 shares of common stock at prices ranging from $3.00 to $4.7625 per share. This resulted in net proceeds to the Company of $408,710.

In March 1999, the Company sold 293,750 shares of common stock in a private placement for $1,175,000 less related costs of $17,500. Holders of the common stock also received warrants to purchase 146,875 shares of common stock for $5.00 per share. All warrants remain outstanding and expire in March 2001.

In December 1999, the Company sold 995,285 shares of common stock for $3,483,498 less related costs of $338,800. Holders of the common stock also received warrants to purchase 497,643 shares of common stock for $5.50 per share. All warrants remain outstanding and expire in December 2001.

In January 2000, the Company also sold 13,000 shares of common stock for $45,500. Holders of the common stock also received warrants to purchase 6,500 shares of common stock for $5.50 per share. All warrants remain outstanding and expire in January 2002.

Also in January 2000, options were exercised to purchase 5,333 shares of common stock at $4.7625 per share. This resulted in net proceeds to the Company of $25,398.


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


5. STOCK OPTIONS

The Company has one stock option plan, the 1991 Stock Plan, under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at the higher of the fair market value of the Company's common stock or a ten-day rolling average of the fair market value of the common stock as of the date of grant.

The following table summarizes the stock option activity for the plan:

                                                   STOCK OPTIONS     WEIGHTED AVERAGE
                             SHARES AVAILABLE    OUTSTANDING UNDER       EXERCISE
                                 FOR GRANT           THE PLAN         PRICE PER SHARE
                             --------------------------------------------------------
Balance December 31, 1996         450,421             825,579              $3.95
  Options granted                (461,065)            461,065               4.07
  Options exercised                    --             (10,069)              3.47
  Options canceled                249,931            (249,931)              3.13
                             -------------------------------------
Balance December 31, 1997         239,287           1,026,644               4.19
  Amendment to Plan               140,000                  --                 --
  Options granted                (508,167)            508,167               4.53
  Options exercised                    --             (82,800)              3.41
  Options canceled                499,580            (499,580)              3.94
                             -------------------------------------
Balance December 31, 1998         370,700             952,431               4.54
  Options granted                (251,000)            251,000               4.26
  Options exercised                    --            (131,200)              3.12
  Options canceled                 29,300             (29,300)              3.00
                             -------------------------------------
Balance December 31, 1999         149,000           1,042,931              $4.68
                             =====================================

The weighted average fair value of options granted in 1997, 1998 and 1999 was $2.84, $3.79 and $2.62, respectively. The exercise price of options outstanding at December 31, 1999 ranged from $3.00 to $11.25 per share, as summarized in the following table:

                                  SHARES OUTSTANDING                       SHARES EXERCISABLE
                   -----------------------------------------------   ------------------------------
                                      WEIGHTED
                       SHARES          AVERAGE        WEIGHTED                        WEIGHTED
                   OUTSTANDING AT     REMAINING        AVERAGE        NUMBER OF       AVERAGE
   RANGE OF          DECEMBER 31,    CONTRACTUAL    EXERCISE PRICE      SHARES     EXERCISE PRICE
EXERCISE PRICE          1999            LIFE          PER SHARE      EXERCISABLE     PER SHARE
---------------------------------------------------------------------------------------------------
$3.00 to $ 5.00        802,686        8.8 years        $ 4.15          511,851         $ 4.15
 5.01 to   8.00        212,745        8.0 years          5.99          211,078           6.00
 8.01 to  11.25         27,500        3.0 years         10.35           27,500          10.35
                    -----------                                     -----------
Total                1,042,931                                         750,429
                    ===========                                     ===========

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No.


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


5. STOCK OPTIONS (CONTINUED)

123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates ranging from 5.38% to 6.30%; volatility factors of the expected market price of the Company's common stock ranging from .774 to .851 and a weighted average expected life of the option of five to seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                      1997            1998            1999
                                 ---------------------------------------------

  Pro forma net loss              $(2,258,579)    $(3,079,739)    $(2,964,845)
  Pro forma net loss per share       $(.51)          $(.66)          $(.56)

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.

6. COMMITMENTS

The Company moved to a new location in Minneapolis in October 1999 and entered into a new building lease agreement that has a term extending through January 2003. This lease requires annual base rents of $94,581, $101,772, $102,024 and $8,502, plus a sharing of certain expenses, for the years 2000, 2001, 2002 and 2003, respectively.

The Company was unable to terminate the existing lease agreement for the previous facility and is under obligation for this facility through October 2001. Since the previous facility has no future benefit to the Company and there is no actual or probable sublease income to offset the rent expense, the Company has recognized an expense of $95,886 in the current year related to payments for the remaining term of the lease. The portion payable in 2001 is recorded as long-term lease commitment. The Company also expensed all leasehold improvements related to this facility in the current year.

Various other equipment operating leases have been entered into and expire during future years.


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


6. COMMITMENTS (CONTINUED)

Future lease commitments are as follows:

  2000                                                         $104,164
  2001                                                          110,537
  2002                                                          104,000
  2003                                                            8,502
                                                             ------------
  Total                                                        $327,203
                                                             ============

The Company incurred total lease and rental expenses of $67,000, $74,000 and $106,600 for the years ended December 31, 1997, 1998 and 1999, respectively.

The Company has a license agreement with Massachusetts Institute of Technology
(MIT) for the use of certain patents. Under terms of the agreement, the Company has agreed to pay $50,000 a year through October 2003 and $30,000 a year thereafter until the expiration of the patent rights. The agreement can be terminated by MIT if the monthly payments are not made within 30 days. Under the terms of this agreement, the Company paid $50,000 annually in 1997 through 1999.

7. ACCRUED CLINICAL RESEARCH FEES

The Company is conducting ongoing multi-center clinical studies using the Virtual Biopsy(TM) System (VBS) in an attempt to show that the VBS is a minimally-invasive diagnostic tool used to detect and differentiate among normal, pre-cancerous and cancerous tissues without physically removing tissue from the body. During 1995 through 1998, the Company entered into various clinical testing agreements with domestic hospitals to conduct research using the VBS. Under the terms of these agreements, the Company had a maximum commitment of $374,000 for clinical research testing related project costs as of December 31, 1999. Some of these costs have already been paid by the Company and will continue to be paid. As of December 31, 1998 and 1999, the Company had accrued for $162,400 and $47,399 of these clinical research fees, respectively.

8. INCOME TAXES

The tax effect of the Company's deferred tax assets is as follows:

                                                      DECEMBER 31
                                                1998               1999
                                          ---------------------------------

   Net operating loss carryforward          $ 16,761,000      $ 17,567,000
   Accrued liabilities                           106,000           108,000
   Inventory reserve                                  --             3,000
   Tax credits                                   872,000           903,000
                                          ---------------------------------
                                              17,739,000        18,581,000
   Valuation allowance                       (17,739,000)      (18,581,000)
                                          ---------------------------------
                                            $         --      $         --
                                          =================================

At December 31, 1999, the Company had net operating loss carryforwards of approximately $48,798,000 that expire at various times through the year 2019. In addition, the Company has research and


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


8. INCOME TAXES (CONTINUED)

development tax credits that expire at various times through 2014. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $17,000, $21,000 and $14,300 for 1997, 1998 and 1999, respectively.

10. NOTE PAYABLE TO RELATED PARTY

The Company issued a convertible demand note for $600,005 on December 30, 1999 with a related party. A member of the board of directors of the Company is also a member of the board of directors of the payee. The note bears an annual interest rate of 6%, which is payable upon maturity, demand or conversion. The note is payable upon the demand of the payee at any time after March 31, 2000 and matures on June 30, 2000. The note may be converted at the option of the holder at any time or will automatically be converted upon the approval of the Company's common stock for listing on the NASDAQ. The note will be converted into 171,430 shares of the Company's common stock with warrants to purchase 85,715 shares of common stock at $5.50 per share. These warrants are exercisable at any time and expire two years from the date of conversion.

11. LITIGATION

In September 1998, the Company was served with a lawsuit from a former consultant of the Company. The lawsuit claims that the plaintiff was entitled to receive options for 50,000 shares of the Company's common stock at an exercise price of $2.50 per share, for the successful completion of a proposed private placement financing. The Company has contended that the proposed financing did not occur. The Company is unable at this time to evaluate the likelihood of an unfavorable outcome or to estimate any amount of liability associated with the proceedings.

12. SUBSEQUENT EVENTS

In January through March 17, 2000, option holders exercised their options to purchase 23,333 shares of common stock at prices ranging from $4.00 to $7.05 per share. This resulted in net proceeds to the Company of $132,838.


                              SpectraScience, Inc.
                          Notes to Financial Statements
                                December 31, 1999


EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number  Description
------  -----------
3.3 Articles of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.1, for the year ended December 31, 1996.)
3.4 Bylaws, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended December 31, 1995.)
10.1 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 1991.)
10.2 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3 Amendment to 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995.)
10.4 Amendment to 1991 Stock Plan adopted by the Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.)
10.5 Amendment to 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-4393, as filed on May 23, 1996.)
10.6 Amendment to 1991 Stock Plan as it pertains to Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.10, for the year ended December 31, 1996.)
10.7 Amendment to 1991 Stock Plan as it pertains to Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.8 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9 Form of Indemnification Agreement for all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.10 Employment Agreement and Severance Agreement between the Company and Brian T. McMahon dated September 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1993.)
10.11 Severance (Change in Control) Agreement between the Company and Brian T. McMahon dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1996.)
10.12 Severance (Change in Control) Agreement between the Company and Ching-Meng Chew dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.16, for the year ended December 31, 1996.)
10.13   Severance (Change in Control) Agreement between the Company and Chester
        E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.14 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.15 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)

10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.17 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.18 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.19 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.20 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.21 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.22 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.23 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999, filed herewith.
23.1    Consent of Independent Auditors, filed herewith.
99.1 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from Those Projected in Forward-Looking Statements, filed herewith.
27      Financial Data Schedule, filed herewith.