Form 10QSB
period 2000-03-31
SPECTRASCIENCE INC
filed 2000-05-15
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 2000
                                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to _________


                         Commission file number 0-13092
                                                -------

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

                         14405 21ST AVENUE N, SUITE 111
                          MINNEAPOLIS, MINNESOTA 55447
                          ----------------------------
                    (Address of principal executive offices)

                                 (763) 745-4120
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO ___

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on May 12, 2000 was 6,579,391.

Transitional Small Business Disclosure Format (Check one): Yes ____ No __X__

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.

PART I -- FINANCIAL INFORMATION..............................................3
   ITEM 1.     FINANCIAL STATEMENTS..........................................3
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................6

PART II -- OTHER INFORMATION.................................................8
   ITEM 1.     LEGAL PROCEEDINGS.............................................8
   ITEM 2.     CHANGES IN SECURITIES.........................................8
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...............................8
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........8
   ITEM 5.     OTHER INFORMATION.............................................8
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................8

SIGNATURES...................................................................9

EXHIBIT 27: FINANCIAL DATA SCHEDULE

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                           BALANCE SHEETS (UNAUDITED)

                                                        March 31,      December 31,
                                                          2000            1999(1)
                                                      ------------     ------------
                                                       (Unaudited)       (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                          $  4,477,138     $  4,362,120
   Inventory                                               166,333          143,660
   Other current assets                                    112,796          128,578
                                                      ------------     ------------
Total current assets                                     4,756,267        4,634,358

Net fixed assets                                           285,312          293,746
                                                      ------------     ------------
         TOTAL ASSETS                                 $  5,041,579     $  4,928,104
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $    189,929     $    216,203
   Note payable to related party                           600,005          600,005
   Accrued compensation and taxes                          213,301          162,457
   Accrued expenses                                         70,126           90,158
   Accrued clinical research fees                           53,399           47,399
                                                      ------------     ------------
Total current liabilities                                1,126,760        1,116,222

Long-term portion of lease commitment                       31,962           45,660

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized--10,000,000 shares
   Issued and outstanding--
     6,576,725 shares on March 31, 2000 and
     6,420,705 shares on December 31, 1999               1,644,181        1,605,176
Additional paid-in capital                              51,494,383       50,892,249
Accumulated deficit                                    (49,255,707)     (48,731,203)
                                                      ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                      3,882,857        3,766,222
                                                      ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                    $  5,041,579     $  4,928,104
                                                      ============     ============


(1) THE BALANCE SHEET ON DECEMBER 31, 1999 IS DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                      -----------------------------

                                                           2000             1999
                                                           ----             ----
Operating expenses
   Research and development                                334,573          282,024
   Selling, general and administrative                     242,518          193,507
                                                      ------------     ------------
Total operating expenses                                   577,091          475,531

Interest and other income                                   52,588           15,238
                                                      ------------     ------------

Net loss                                              $   (524,503)    $   (460,293)
                                                      ============     ============

Net loss per common share                             $      (0.08)    $      (0.09)

Weighted average common shares outstanding               6,452,553        4,908,101

SEE NOTES TO FINANCIAL STATEMENTS

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------     ------------
OPERATING ACTIVITIES
Net loss                                                      $   (524,503)    $   (460,293)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation                                                    19,323           14,144
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                                  --               --
       Increase in inventories                                     (22,673)          (7,572)
       Decrease in other current assets                             15,782           13,617
       Increase (Decrease) increase in current liabilities          10,538          (53,160)
                                                              ------------     ------------
Net cash used in operating activities                             (501,533)        (493,264)

INVESTING ACTIVITIES
Purchase of fixed assets                                           (10,889)         (12,408)
Decrease in long term commitment                                   (13,698)              --
                                                              ------------     ------------
Net cash used in investing activities                              (24,587)         (12,408)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                             641,138        2,179,814
                                                              ------------     ------------
Net cash provided by financing activities                          641,138        2,179,814

Net increase in cash and cash equivalents                          115,018        1,674,142

Cash and cash equivalents at beginning of period                 4,362,120          301,970
                                                              ------------     ------------

Cash and cash equivalents at end of period                    $  4,477,138     $  1,976,112
                                                              ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         CERTAIN STATEMENTS IN THIS FORM 10-QSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS OR PHRASES SUCH AS "MAY," "EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "MANAGEMENT BELIEVES," "ESTIMATE," "PROJECTS," "HOPE" OR SIMILAR EXPRESSIONS OR THE NEGATIVES THEREOF IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL, CURRENTLY ANTICIPATED OR PROJECTED RESULTS. WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. PLEASE REFER TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999, FOR CERTAIN IMPORTANT CAUTIONARY FACTORS, RISKS AND UNCERTAINTIES RELATED TO FORWARD-LOOKING STATEMENTS.



NOTES TO FINANCIAL STATEMENTS

NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE B   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE" (the "Statement"). This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement was effective for the fiscal year ending December 31, 1998. For the quarter ended March 31, 2000, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures innovative, Laser Induced Fluorescence systems capable of determining whether tissue is normal, potentially cancerous or cancerous. The "Virtual Biopsy(TM) System" is presently pending final FDA clearance to market, and is SPECTRASCIENCE 's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology.

         The Company's corporate offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The Company's telephone number is (763) 745-4120, its fax number is (763) 745-4126, and its e-mail address is spsi@spectrascience.com. The Company also has a web-site that can be accessed at http://www.spectrascience.com. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three months ended March 31, 2000 and March 31, 1999. As a result, the Company had no cost of products sold or gross profit for the same periods.

         Research and development expenses for the three months ended March 31, 2000 were $334,573, compared to $282,024 for the same period in 1999. The increase of 18.6% was primarily due to (i) increased salary expense, in part due to the hiring of an additional engineer; (ii) increased expenses related to design engineering and product development; and (iii) increased expenses related to leasing a larger facility. The increased expenses were partially offset by lower consulting expenses, lower contract expenses related to clinicals, and lower legal expenses related to proprietary rights.

         Selling, general and administrative expenses for the three months ended March 31, 2000 were $242,518, compared to $193, 507 for the same period in 1999. The increase of 25.5% was primarily due to increased expenses related to the hiring of a marketing and sales vice president, which position was vacant during the same period in 1999; and increased convention, seminar and travel expenses. The increased expenses were offset, in part, by lower consulting expenses.

         Interest and other income for the three months ended March 31, 2000 was $52,588, compared to $15,238 for the same period in 1999. The increase of 245.1% was due to higher balances in cash and cash equivalents.

         As a result of the above factors, the net loss for the three months ended March 31, 2000 was $524,503, compared to a net loss of $460,293 for the same period in 1999. This represents an increase of 13.1% from the same period in 1999. The net loss per share for the three months ended March 31, 2000 was $.08 compared to $.09 for the same period in 2000.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on March 31, 2000 were $4,477,138, compared to $4,362,120 on December 31, 1999. The increase in our cash position from December 31, 1999 to March 31, 2000 was primarily the result of stock option exercises.

         The working capital of the Company on March 31, 2000 was $3,629,507, compared to $3,518,136 on December 31, 1999. This increase of 3.2% was primarily due to an increase in cash and cash equivalents as a result of stock option exercises.

         Net cash used in operating activities for the three months ended March 31, 2000 was $501,533, compared to $493,264 for the same period in 1999. An increase in inventory levels this year, coupled with fluctuations in current liabilities between the same periods each year, offset the larger net loss for the current period.

         Net cash used in investing activities for the three months ended March 31, 2000 was $24,587, compared to net cash used of $12,408 for the same period in 1999. This increase was due to the reduction of a long-term commitment.

         Net cash provided by financing activities for the three months ended March 31, 2000 was $641,138, compared to $2,179,814 for the same period in 1999. The additional cash provided for the quarter ended March 31, 2000 was primarily the result of stock option exercises for 145,686 shares of common stock at prices from $4.0063 - $7.05 per share, and the issuance of 13,000 shares of common stock to investors in the final closing of the December 1999 Private Placement of Common Stock.


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

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

(a)      OPTION EXERCISES

         In February 2000, the Company received $95,598 from the exercise of stock options to purchase 5,333 shares of Common Stock at $4.7625 per share, and 10,000 shares of Common Stock from $7.00 -$7.05 per share. In March 2000, the Company received $500,040 from the exercise of stock options to purchase 79,687 shares of Common Stock from $3.76 - $3.79 per share, 44,000 shares of Common Stock from $4.00 - $4.10 per share, and 4,000 shares of Common Stock from $4.98
- $5.63 per share.


(b)      RESIGNATION OF DIRECTOR

         Mr. Nathaniel Thayer, resigned from his position as a director for the Company on April 18, 2000 due to personal reasons.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27:   Financial Data Schedule pursuant to Article 5 of Regulation S-X.

FORM 8-K:     No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2000

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SPECTRASCIENCE, INC.
                                         --------------------
                                            (Registrant)



   MAY 15, 2000                          /s/ CHESTER E. SIEVERT, JR.
------------------                       ---------------------------
       Date                              CHESTER E. SIEVERT, JR.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)