Form 10QSB
period 2000-06-30
SPECTRASCIENCE INC
filed 2000-08-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

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

                                 (763) 745-4120
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO ___


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 10, 2000 was 6,760,821.


Transitional Small Business Disclosure Format (Check one):  Yes ___ No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2000


                                      INDEX

                                                                                PAGE
                                                                                 NO.

Part I -- Financial Information...................................................3

     ITEM 1.      Financial Statements............................................3
     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................6

Part II  Other Information........................................................8

     ITEM 1.      Legal Proceedings...............................................8
     ITEM 2.      Changes in Securities...........................................8
     ITEM 3.      Defaults Upon Senior Securities.................................8
     ITEM 4.      Submission of Matters to a Vote of Security Holders.............8
     ITEM 5.      Other Information..............................................10
     ITEM 6.      Exhibits and Reports on Form 8-K...............................10

Signatures...................................................................... 11

Exhibit 27:  Financial Data Schedule.............................................12


                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB



                                                                   June 30,           December 31,
                                                                     2000                1999(1)
                                                                 ------------         ------------
                                                                  (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  3,814,007         $  4,362,120
   Inventories                                                        162,852              143,660
   Other current assets                                               109,622              128,578
                                                                 ------------         ------------
Total current assets                                                4,086,481            4,634,358

Net property and equipment                                            283,675              293,746
                                                                 ------------         ------------

         TOTAL ASSETS                                            $  4,370,156         $  4,928,104
                                                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                              $    207,201         $    216,203
   Note payable to related party                                           --              600,005
   Accrued compensation and taxes                                     139,974              162,457
   Accrued expenses                                                    46,560               90,158
   Accrued clinical research fees                                      59,399               47,399
                                                                 ------------         ------------
Total current liabilities                                             453,134            1,116,222

Long-term portion of lease commitment                                  18,264               45,660

SHAREHOLDERS' EQUITY
  Common stock, $.25 par value:
   Authorized shares--17,000,000
   Issued and outstanding shares--
     6,760,821 on June 30, 2000 and
     6,420,705 shares on December 31, 1999                          1,690,205            1,605,176
Additional paid-in capital                                         52,097,159           50,892,249
Accumulated deficit                                               (49,888,606)         (48,731,203)
                                                                 ------------         ------------
         TOTAL SHAREHOLDERS' EQUITY                                 3,898,758            3,766,222
                                                                 ------------         ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                               $  4,370,156         $  4,928,104
                                                                 ============         ============



(1) THE BALANCE SHEET ON DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               JUNE 30                                JUNE 30
                                   -------------------------------         -------------------------------
                                       2000                1999                2000                1999
                                   -----------         -----------         -----------         -----------
Revenue                            $        --         $        --         $        --         $        --

Cost of products sold                       --                  --                  --                  --
                                   -----------         -----------         -----------         -----------
   Gross profit                             --                  --                  --                  --

Operating expenses
   Research and development            401,432             261,423             736,005             543,447
   Selling, general and
     administrative                    286,505             306,843             529,024             500,350
                                   -----------         -----------         -----------         -----------
Total operating expenses               687,937             568,266           1,265,029           1,043,797

Interest and other
   income (expense)                     55,038              23,876             107,627              39,114
                                   -----------         -----------         -----------         -----------

Net loss                           $  (632,899)        $  (544,390)        $(1,157,402)        $(1,004,683)
                                   ===========         ===========         ===========         ===========

Net loss per share                 $     (0.10)        $     (0.10)        $     (0.18)        $     (0.20)

Weighted average common
   shares outstanding                6,365,196           5,296,720           6,408,874           5,103,484



SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                         -------------------------------
                                                            2000                 1999
                                                         -----------         -----------
OPERATING ACTIVITIES
  Net loss                                               $(1,157,402)        $(1,004,683)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                              39,116              27,879
    Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                          --                  --
         Increase in inventories                             (19,192)            (13,044)
         Decrease in other current assets                     18,956              29,694
         Decrease in current liabilities                    (663,088)            (90,678)
                                                         -----------         -----------

         Net cash used in operating activities            (1,781,610)         (1,050,832)

INVESTING ACTIVITIES
Purchase of property and equipment                           (29,045)            (12,942)
Decrease in long term commitment                             (27,396)                 --
                                                         -----------         -----------
Net cash used in investing activities                        (56,441)            (12,942)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   1,289,938           2,179,814
                                                         -----------         -----------
        Net cash provided by financing activities          1,289,938           2,179,814
                                                         -----------         -----------

  Net increase (decrease) in cash and cash                  (548,113)          1,116,040
  equivalents

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                   4,362,120             301,970
                                                         -----------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $ 3,814,007         $ 1,418,010
                                                         ===========         ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2000

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


                          NOTES TO FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE B   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE" (the "Statement"). This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement was effective for the fiscal year ending December 31, 1998. For the quarter ended June 30, 2000, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures proprietary, Laser Induced Fluorescence systems capable of determining whether tissue is normal, potentially cancerous or cancerous. The "Virtual BiopsyTM System" is presently pending final FDA approval and clearance to market, and is SPECTRASCIENCE's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology.

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



(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and six months ended June 30, 2000 and June 30, 1999. The Company had no cost of products sold or gross profit for the same periods.

         Research and development expenses for the three and six months ended June 30, 2000 were $401,432 and $736,005, compared to $261,423 and $543,447 for the same periods in 1999. Approximately one-third of the 53.6% increase for the three months ended June 30, 2000, was due to research and design engineering expenses related to second generation and new product development. These were partially offset by lower expenses related to clinical contracts. Another one third was due to increased salary expense, a portion of which is due to an engineer that was hired in third quarter of 1999. The remaining third is primarily due to legal fees related to patent filing and intellectual property expenses, and increased rent and facilities expenses. The 35.4% increase for the six months ended June 30, 2000 was due to the same reasons stated above, offset partially by lower contract expenses related to clinicals.

         Selling, general and administrative expenses for the three and six months ended June 30, 2000 were $286,505 and $529,024 compared to $306,843 and $500,350 for the same periods in 1999. The 6.6% decrease for the three months ended June 30, 2000 was a net result of much lower legal and consulting expenses offset by increased salary expenses related to the hiring of a Marketing and Sales Vice President, and increased travel expenses. The increase of 5.7% for the six months ended June 30, 2000 was primarily due to increased salary and travel expense, offset by lower consulting and legal expenses.

         Interest and other income for the three and six months ended June 30, 2000 were $55,038 and $107,627, compared to $23,876 and $39,114 for the same periods in 1999. The increases were primarily due to higher balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and six months ended June 30, 2000 was $632,899 and $1,157,402, compared to a net loss of $544,390 and $1,004,683 for the same periods in 1999. The net loss per share for the three and six months ended June 30, 2000 was $0.10 and $0.18 compared to $0.10 and $0.20 for the same periods in 1999.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on June 30, 2000 were $3,814,007, compared to $4,362,120 on December 31, 1999. The decrease in the cash position from December 31, 1999 to June 30, 2000 was primarily due to the net loss incurred during the period.

         The working capital of the Company on June 30, 2000 was $3,633,347, compared to $3,518,136 on December 31, 1999. The increase in working capital was due to a reduction of current liabilities; primarily the conversion of a short-term convertible demand note into equity.

         Net cash used in operating activities for the six months ended June 30, 2000 was $1,781,610, compared to $1,050,832 for the same period in 1999. This increase was primarily due to the conversion of the convertible demand note, and to a lesser extent, a higher net loss for the six months ended June 30, 2000 compared to the same period in 1999.

         Net cash used in investing activities for the six months ended June 30, 2000 was $56,441, compared to $12,942 for the same period in 1999. The increase was primarily due to a reduction of a long-term commitment and the purchase of additional equipment.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $1,289,938, compared to $2,179,814 for the same period in 1999. The increase was primarily due to the conversion of a convertible demand note during the second quarter and stock option exercises for 145,686 shares of common stock during the first quarter.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through June 2001.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         On or about September 4, 1998, SPECTRASCIENCE was served with a Complaint in the case of Paul Gibson v. SpectraScience, Inc. (Minn. 4th Jud. Dist.), claiming that the plaintiff, who was at one time a financial consultant to SPECTRASCIENCE, had a contract that entitled him to receive options for 50,000 shares of common stock at an exercise price of $2.50 per share. SpectraScience contended that the options never vested.

         On November 3, 1999, the court issued an order holding that Mr. Gibson was entitled to enforce the contract relating to such options. On March 13, 2000 a trial was held for the purpose of determining damages. On June 2, 2000, the judge in the case ruled that the company must have available sufficient registered stock for Mr. Gibson no later than August 31, 2000 and that the company shall not impede Mr. Gibson in the exercise process. Either party can appeal prior to September 6, 2000.


ITEM 2.  CHANGES IN SECURITIES
    Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made hereby to the Company's definitive proxy statement (Form DEF 14A) for the Annual Meeting of Shareholders held on May 17, 2000, as filed with the Securities and Exchange Commission on April 10, 2000, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SPECTRASCIENCE, Inc. (the "Meeting") was held on May 17, 2000.

         Shareholders of record at the close of business on March 30, 2000, (the "Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 6,576,725 shares of SPECTRASCIENCE, Inc. Common Stock (the "Shares"), were entitled to vote at the Meeting, of which a total of 5,440,495 Shares, or 82.7% of the total Shares outstanding, were represented at the Meeting.

(b)      The following individuals were elected to serve as directors of the
         Company:

                  Chester E. Sievert, Jr.
                  Henry M. Holterman
                  Johan A.P.M de Hond

         The first item submitted to a vote of the shareholders was the proposal to elect three (3) persons to serve as directors until the next annual meeting of shareholders or until their respective successors shall be elected and qualified. All of the nominees for directors were elected by the shareholders. The final votes for each of the nominees were as follows:

Name                            No. of Votes         AS % OF TOTAL           No. of Votes          AS % OF TOTAL
                                     FOR              SHARES VOTED             WITHHELD            SHARES VOTED
----------------------------- ------------------ ------------------------ -------------------- ----------------------
Chester E. Sievert, Jr.           5,409,346              99.4%                   31,149                0.6%
Henry M. Holterman                5,391,758              99.1%                   48,737                0.9%
Johan A.P.M. de Hond              5,408,371              99.4%                   32,124                0.6%


         There were no broker non-votes for this item.

         The second item submitted to a vote of the shareholders was a proposed amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 10,000,000 to 17,000,000. The proposed amendment was approved by the shareholders. The final votes for the proposal were as follows:

                                                                            AS % OF TOTAL
                Position                      No. of Votes                  SHARES VOTED
                ------------------------ ------------------------ -----------------------------------
                FOR                             5,285,219                      97.1%
                AGAINST                           130,634                       2.4%
                ABSTAIN                            24,642                       0.5%

         There were no broker non-votes for this item.

         The third item submitted to a vote of the shareholders was ratification of an amendment to the Company's 1991 Stock Plan, increasing the number of shares subject to the plan by 500,000, to 2,140,000. The amendment was ratified by the shareholders. The final votes for the proposal were as follows:

                                                                            AS % OF TOTAL
                Position                      No. of Votes                  SHARES VOTED
                ------------------------ ------------------------ -----------------------------------
                FOR                             2,777,071                      51.0%
                AGAINST                           151,639                       2.8%
                ABSTAIN                            24,604                       0.5%

         There were 2,487,181 broker non-votes for this item.

         The final item submitted to a vote of the shareholders was ratification of the appointment of Ernst & Young LLP as independent public accountants for SPECTRASCIENCE for the current fiscal year ending December 31, 2000. The appointment was ratified by 99.4% of total shares voted. There were no broker non-votes.


ITEM 5.  OTHER INFORMATION

(a)      EQUITY TRANSACTIONS

         In June 2000, the Company received $30,000 from the exercise of warrants to purchase 10,000 shares of Common Stock at $3.00 per share. In June 2000 the Company also converted a short-term convertible demand note for $600,005 into 171,430 shares of common stock and a warrant to purchase 85,715 shares of common stock, pursuant to the terms of the note.


(b)      REGISTRATION STATEMENTS

         The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on April 14, 2000, covering shares of common stock issued in two private placements during 1999, as well as shares issuable upon the exercise of warrants issued to investors in the 1999 private placements, and warrants issued to investors who exercised warrants in January and March 1999. The Registration Statement was declared effective May 12, 2000.

         The Company filed a second Registration Statement on Form SB-2 with the Securities and Exchange Commission on July 7, 2000, pursuant to a ruling it received in the Gibson matter (see Item 1, Legal Proceedings.) The Registration Statement covered shares to be made available to Mr. Gibson, as well as shares issuable upon the exercise of warrants. The shares issuable upon the exercise of warrants were covered by a registration statement filed in 1996, however counsel advised that the registration statement was no longer effective due to the passage of time.

(c)      ISO 9001 CERTIFICATION

         On July 27, 2000 the Company received ISO 9001 Certification from its european notified body. The Company is in the process of obtaining CE mark authorization which is required before European Union sales can begin. The Company expects to receive CE mark authorization in approximately three months.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 3.1           Articles of Incorporation, as amended.  Filed herewith.

EXHIBIT 27:           Financial Data Schedule pursuant to Article 5 of
                      Regulation S-X.

FORM 8-K:             No reports on Form 8-K were filed by the Company during
                      the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2000


                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SPECTRASCIENCE, INC.
                                --------------------
                                    (Registrant)



AUGUST 14, 2000                 CHESTER E. SIEVERT, JR.
---------------                 -----------------------
      Date                      Chairman, Chief Executive Officer, and President
                                (Principal Executive Officer,
                                Principal Financial and Accounting Officer)