Form 10QSB
period 2000-09-30
SPECTRASCIENCE INC
filed 2000-11-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


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

                         14405 21ST AVENUE N, SUITE 111
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)

                                 (763) 745-4120
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__ NO _____


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on November 8, 2000 was 6,804,227.


Transitional Small Business Disclosure Format (Check one):  Yes _____ No __X__

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000


                                      INDEX

                                                                                   PAGE
                                                                                    NO.
Part I -- Financial Information.......................................................3

     ITEM 1.      Financial Statements................................................3
     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................6

Part II  Other Information............................................................8

     ITEM 1.      Legal Proceedings...................................................8
     ITEM 2.      Changes in Securities...............................................8
     ITEM 3.      Defaults Upon Senior Securities.....................................8
     ITEM 4.      Submission of Matters to a Vote of Security Holders.................8
     ITEM 5.      Other Information...................................................8
     ITEM 6.      Exhibits and Reports on Form 8-K....................................9

Signatures  .........................................................................10

Exhibit 27:  Financial Data Schedule.................................................11


PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS


                                              September 30,     December 31,
                                                  2000            1999(1)
                                              ------------     ------------
                                              (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                  $  3,415,330     $  4,362,120
   Inventories                                     158,629          143,660
   Other current assets                             61,816          128,578
                                              ------------     ------------
Total current assets                             3,635,775        4,634,358
Net property and equipment                         267,929          293,746
                                              ------------     ------------
         TOTAL ASSETS                            3,903,704     $  4,928,104
                                              ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $    130,704     $    216,203
   Note payable to related party                        --          600,005
   Accrued compensation and taxes                  193,870          162,457
   Accrued expenses                                 53,446           90,158
   Accrued clinical research fees                   65,399           47,399
                                              ------------     ------------
Total current liabilities                          443,419        1,116,222

Long-term portion of lease commitment                4,566           45,660

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized shares--17,000,000
   Issued and outstanding shares--
     6,781,821 on September 30, 2000 and
     6,420,705 shares on December 31, 1999       1,695,455        1,605,176
Additional paid-in capital                      52,198,447       50,892,249
Accumulated deficit                            (50,438,183)     (48,731,203)
                                              ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY              3,455,719        3,766,222
                                              ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY            $  3,903,704     $  4,928,104
                                              ============     ============


(1) THE BALANCE SHEET ON DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                   SEPTEMBER 30                                SEPTEMBER 30
                                       --------------------------------------      --------------------------------------

                                            2000                 1999                   2000                 1999
                                            ----                 ----                   ----                 ----

 Revenue                                       $     -              $     -                $     -              $     -

 Cost of products sold                               -                    -                      -                    -
                                       -----------------    -----------------      -----------------    -----------------
    Gross profit                                     -                    -                      -                    -

 Operating expenses
    Research and development                   365,130              322,665              1,101,135              866,112
    Selling, general and
      administrative                           238,561              260,339                767,585              760,689
                                       -----------------    -----------------      -----------------    -----------------
 Total operating expenses                      603,691              583,004              1,868,720            1,626,801

 Interest and other
    income (expense)                            54,114               15,322                161,740               54,436
                                       -----------------    -----------------      -----------------    -----------------

 Net loss                                    $(549,577)           $(567,682)           $(1,706,980)         $(1,572,365)
                                       =================    =================      =================    =================

 Net loss per share                           $  (0.08)            $  (0.11)              $  (0.26)            $  (0.30)

 Weighted average common
    shares outstanding                       6,835,808            5,296,720              6,522,224            5,168,604



SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----
OPERATING ACTIVITIES
  Net loss                                           $(1,706,980)   $(1,572,365)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                         50,571          41,654
    Changes in operating assets
       and liabilities:
         Decrease in accounts receivable                     --              --
         Increase in inventories                        (14,969)         (4,314)
         Decrease in other current assets                66,762           8,959
         Decrease in current liabilities               (672,802)       (105,238)
                                                    -----------     -----------

         Net cash used in operating activities       (2,277,418)     (1,631,304)

INVESTING ACTIVITIES
  Purchase of property and equipment                    (24,754)        (18,357)
  Decrease in long term commitment                      (41,094)             --
                                                    -----------     -----------
  Net cash used in investing activities                 (65,848)        (18,357)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock              1,396,476       2,179,814
                                                    -----------     -----------
        Net cash provided by financing activities     1,396,476       2,179,814
                                                    -----------     -----------

  Net increase (decrease) in cash and cash
  equivalents                                          (946,790)        530,153

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              4,362,120         301,970
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $ 3,415,330     $   832,123
                                                    ===========     ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000

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


                          NOTES TO FINANCIAL STATEMENTS

NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These statements should be read in conjunction with the financial statements and related notes which are included in SPECTRASCIENCE's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE B   NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE" (the "Statement"). The Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. The Statement was effective for the fiscal year ending December 31, 1998. For the quarter ended September 30, 2000, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. develops and manufactures proprietary, Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, potentially cancerous or cancerous without removing tissue from the body. The "Virtual Biopsy(TM) System," our first fully developed product to incorporate our proprietary Laser Induced Fluorescence technology, is pending final FDA approval and clearance to market for use during colorectal cancer screening. We believe our technology represents an enabling platform that can be expanded to develop multiple applications that may be used to distinguish normal vs. diseased tissues in other regions of the body. In addition to the colon, we have begun clinical studies utilizing our Laser Induced Fluorescence technology for the detection of cancer in the esophagus.

         SPECTRASCIENCE's corporate offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The Company's telephone number is (763) 745-4120, its fax number is (763) 745-4126, and its e-mail address is SPSI@SPECTRASCIENCE.COM. SPECTRASCIENCE also has a web-site that can be accessed at HTTP://WWW.SPECTRASCIENCE.COM. The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.

(b)      RESULTS OF OPERATIONS

         SPECTRASCIENCE recorded no revenue for the three and nine month periods ended September 30, 2000 and September 30, 1999, and had no cost of products sold or gross profit for the same periods.

         Research and development expenses for the three and nine month periods ended September 30, 2000 were $365,130 and $1,101,135, respectively, an increase of 13.2% and 27.1% respectively, compared to the same periods in 1999. During the quarter our engineers were focused on developing the next generation Virtual Biopsy(TM) System, value engineering, and development of a Barrett's Esophagus product. We had increased design engineering expenses related to these activities. We also had increased legal expenses related to intellectual property and patent filings, and increased rent and utilities expenses due to the occupation of a larger facility. For the nine month period we had increased salary expense, increased consulting and design engineering expenses related to product development, increased legal expenses related to intellectual property, and increased facilities expenses. These increases were partially offset by lower research and development contract expenses.

         Selling, general and administrative expenses for the three month period ended September 30, 2000 were $238,561, an 8.4% decrease, and for the nine month period ended September 30, 2000 were $767,585, a 0.9% increase, compared to the same periods in 1999. The third quarter decrease was due, primarily, to lower consulting and legal expenses. This decrease however was partially offset due to increased salary, convention and travel expenses. For the nine month period we had increased salary, convention, travel and seminar expenses, a majority of which were due to increased marketing and sales activities and research. Decreased consulting and legal expenses for the nine month period offset most of the increased expenses.

         Interest and other income for the three and nine month periods ended September 30, 2000 were $54,114 and $161,740, respectively, a substantial increase compared to the same periods in 1999. The increase was primarily due to higher balances in cash and cash equivalents.

         Even though operating expenses for the three month period ended September 30, 2000 increased to $603,691, compared to $583,004 for the same period last year, the increase in interest income for the period ended September 30, 2000, resulted in a 3.2% decrease in the net loss for the three month period. The increase of $107,304 in interest income for the nine month period ended September 30, 2000 compared to the same period last year offset just less than half of the $241,919 increase in operating expenses for the same period, resulting in a net loss increase of 8.6%. The net loss per share for the three and nine month periods ended September 30, 2000 was $0.08 and $0.26 compared to $0.11 and $0.30 for the same periods in 1999. The lower net losses per share for the current periods are due to additional outstanding shares of capital stock in the current periods as compared to the same periods in 1999.

(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on September 30, 2000 were $3,415,330, compared to $4,362,120 on December 31, 1999. The decrease in the cash position from December 31, 1999 to September 30, 2000 was primarily due to the net loss incurred during the nine month period ended September 30, 2000.

         SPECTRASCIENCE's working capital on September 30, 2000 was $3,192,356, compared to $3,518,136 on December 31, 1999. The decrease in working capital was primarily due to a reduction in the cash position.

         Net cash used in operating activities for the nine months ended September 30, 2000 was $2,277,418, a $646,114 increase compared to the same period in 1999, which was primarily due to the conversion of a convertible demand note, and to a lesser extent, the higher net loss for period.

         Net cash used in investing activities for the nine months ended September 30, 2000 was $65,848, a $47,491 increase compared to the same period in 1999, and was primarily due to a reduction of a long-term commitment and the purchase of additional capital equipment.

         Net cash provided by financing activities for the nine month period ended September 30, 2000 was $1,396,476, a $783,338 decrease compared to the same period in 1999, which was primarily due to a private placement of our common stock during March 1999 with no comparable financing in 2000.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through June 2001. Management believes additional cash will be required to fund continued operations and manufacturing ramp up. The amount and timing of any future financing will be impacted by FDA product approval and market conditions, as well as other factors.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION

(a)      EQUITY TRANSACTIONS

         During September and October 2000, SPECTRASCIENCE received $48,813 from the exercise of stock options to purchase 10,000 shares of common stock at $4.0063 per share and 3,500 shares of common stock at $2.50 per share. SPECTRASCIENCE also received $132,030 from the exercise of warrants to purchase 15,000 shares of common stock at $5.50 per share and 9,906 shares of common stock at $5.00 per share.

(b)      BOARD OF DIRECTORS

         SPECTRASCIENCE added two individuals, Terrence W. Glarner and Delwin K. Ohrt, MD, to its Board of Directors in September 2000. Mr. Glarner brings business experience and a financial background to the Board. Dr. Ohrt brings a medical managed care background, with product reimbursement and technology assessment experience to the Board.

(c)      PRODUCT APPROVAL STATUS

         As of the date of this filing, SPECTRASCIENCE is awaiting final FDA approval and clearance to market for its Virtual Biopsy(TM) System for use during colorectal cancer screening. Management continues to believe the Virtual Biopsy(TM) System will receive approval and, if approved, the Company will next focus on conducting outcome based clinical studies, both in the United States and Europe. These outcome based clinicals are intended to:

         o gain opinion leader confidence and support for the purpose of obtaining market acceptance of a new technology;

         o to prove the clinical utility and cost effectiveness of our Virtual Biopsy(TM) System; and

         o to collect the data necessary to obtain reimbursement codes for a new technology.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27:           Financial Data Schedule pursuant to Article 5 of
                      Regulation S-X.

FORM 8-K:             No reports on Form 8-K were filed by SPECTRASCIENCE
                      during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000


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




                               SPECTRASCIENCE, INC.
                               --------------------------------------------
                               (Registrant)



         NOVEMBER 13, 2000     /S/ CHESTER E. SIEVERT, JR.
------------------------------ --------------------------------------------
               Date            CHESTER E. SIEVERT, JR.
                               Chairman, Chief Executive Officer, and President
                               (Principal Executive Officer,
                               Principal Financial and Accounting Officer)