Form 10KSB
period 2000-12-31
SPECTRASCIENCE INC
filed 2001-03-12
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended: DECEMBER 31, 2000
                                             -----------------

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

                        -------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended December 31, 2000 were:  $0

As of February 28, 2001, the number of outstanding shares of the Registrant's Common Stock, par value $.25 per share, was 7,004,438. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,795,536 based on the last reported closing sale price of $4.50 on February 28, 2001.

Transitional Small Business Disclosure Format (Check one): Yes _____  No __X__

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 10, 2001 are incorporated by reference in Part III.

                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I                                                                         3

   Item 1.   Business..........................................................3

   Item 2.   Description of Property..........................................15

   Item 3.   Legal Proceedings................................................15

   Item 4.   Submission of Matters to a Vote of Security Holders..............15

PART II                                                                       16

   Item 5.   Market for Common Equity and Related Shareholder Matters.........16

   Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................16

   Item 7.   Financial Statements and Supplemental Data.......................20

   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................20

PART III                                                                      20

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................20

   Item 10.  Executive Compensation...........................................20

   Item 11.  Security Ownership of Certain Beneficial Owners and
             Management.......................................................21

   Item 12.  Certain Relationships and Related Transactions...................21

   Item 13.  Exhibits and Reports on Form 8-K.................................21

SIGNATURES                                                                    24

                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2000

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

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to our 2000 Annual Report on Form 10-KSB.


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Our principal executive offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. You can reach us by telephone at (763) 745-4120; by fax at (763) 745-4126; or by email at admin@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site is not deemed to be a part of this document.

DEVELOPMENT OF THE BUSINESS

         SPECTRASCIENCE was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SPECTRASCIENCE, Inc. Since 1996 the Company has been focused on developing the Optical Biopsy(TM) System. The Optical Biopsy(TM) System is a proprietary, minimally invasive "spectroscopic system" that optically scans tissue in real-time to distinguish between normal, and pre-cancerous or cancerous tissue without the need to remove tissue from the body. This first developed and approved to market product is used during endoscopy of the colon when screening for colon cancer.

PRODUCTS AND MARKETS

INDUSTRY OVERVIEW

COLORECTAL CANCER

         The American Cancer Society estimates that 130,200 new cases of colorectal cancer are detected in the United States annually, and that more than 56,300 people died of colorectal cancer in the United States in 2000. Colorectal cancer accounts for approximately 10% of cancer deaths and is second only to lung cancer as the leading cause of cancer deaths in the United States. Because of age or other factors, 80 to 90 million people are considered at average risk for colorectal cancer and are eligible for colorectal cancer screening.

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

         Colorectal cancer is primarily diagnosed through the detection and analysis of polyps. Colon polyps are small masses of tissues in the colon that may be either benign or malignant. Since most polyps are asymptomatic, they are usually found incidentally during a preliminary endoscopic screening examination called a flexible sigmoidoscopy. Current management guidelines officially endorsed by the American Society for Gastrointestinal Endoscopy and the American Gastroenterological Association provide that the size of the polyp is the most important factor in determining appropriate therapy. Large polyps are usually removed by polypectomy, whereas small polyps require individual analysis and treatment before a course of action is chosen.

         During a flexible sigmoidoscopy or colonoscopy, the endoscopist first makes a subjective, visual assessment of the polyp to evaluate it for size, texture, color, location and thus the potential pathology. The endoscopist determines visually whether the polyp is large (greater than 1.0 cm) or small (less than 0.5 cm), without physical measurement. If the polyp is considered to be large, the patient will be referred on for a full therapeutic colonoscopy where the polyp will be removed and the entire colon will be examined for additional polyps. If a polyp is considered to be small, the endoscopist must make a further determination as to the best course of action. Based on the determination, the endoscopist may refer the patient on for a full therapeutic colonoscopy, perform a biopsy (if the examining endoscopist performs biopsies), or place the patient under surveillance. Generally, if a polyp is deemed to be benign, no further colonoscopy or therapy is indicated and surveillance may be recommended. If it is deemed to be malignant or potentially malignant, a colonoscopy and subsequent removal is indicated.

         Human error on the part of the endoscopist can occur at various stages during a colon cancer screening examination: (i) in visually determining the size of a polyp, (ii) in visually assessing whether a small polyp is benign or malignant, and (iii) if a biopsy is indicated, which polyps should be sampled and where to sample them. Medical literature reports that accuracy rates among endoscopists in visually determining polyp size range from 6%-82%; and accuracy rates in determining the potential malignancy of polyps range from 50%-80%. In both cases, the accuracy is dependent on the interpretive skills of the endoscopist. SPECTRASCIENCE's clinical studies confirm the accuracy of the endoscopist in visually assessing polyps as either benign or malignant is approximately 88%. When the Optical Biopsy(TM) System was used the endoscopist's accuracy to distinguish a cancer or pre-cancer increased to 96%. Accurate characterization of a polyp is critical because recent data has shown that 40%-60% of small polyps are either malignant or potentially malignant.

         With such important consequences resulting from the evaluation of a polyp as benign or malignant, the endoscopist may perform a tissue biopsy or refer the patient on to full therapeutic colonoscopy, even if such a procedure might otherwise appear to be unnecessary. Typical clinical management guidelines for biopsy of multiple small polyps are that the endoscopist would take a random representative sample for histology and pathologic interpretation. Since the endoscopist must still rely on a subjective judgment of where and which polyps to sample, the potential for human error still exists.

OPTICAL BIOPSY(TM) SYSTEM

         The Optical Biopsy(TM) System allows the endoscopist to distinguish in real time whether colon tissue is normal, as opposed to pre-cancerous or cancerous, by optically scanning tissue with an optical fiber and obtaining an instant analysis as demonstrated by our clinical studies. Use of our system can significantly improve the endoscopist's diagnostic accuracy, enabling the endoscopist to immediately determine the best course of treatment for the patient, reducing the need for additional procedures, minimizing the number of biopsies taken and, in some cases, permitting the physician to combine a diagnostic and therapeutic procedure in one visit.

         The Optical Biopsy(TM)System has three components:


         *  a console which houses the laser, spectrophotometer, and a computer,
         * an optical biopsy forceps which incorporates an optical probe that transmits and collects light energy when connected to the console, and
         * a proprietary tissue recognition algorithm software that manages system operations and provides data analysis and interpretation of the collected data.

         The Optical Biopsy(TM) System operates by transmitting low level monochromatic laser light from the console through the optical fiber and directly to the tissue being analyzed. The tissue in contact with the optical fiber absorbs the light, and the resulting tissue autofluorescence is collected by the same optical fiber and transmitted back to the spectrophotometer for analysis. The result of the analysis is then immediately displayed on the monitor for the endoscopist's use in making a clinical decision.

         The console consists of a laser, a spectrophotometer, a computer, a graphic user interface and a power supply, all of which are incorporated into a mobile rack system on lockable wheels for safe and easy movement and setup. The software includes diagnostic modules that check the system for intrinsic faults or errors that could affect system performance or results. The modules provide the user with specific information allowing them to either resolve the problem or contact us for support and service. The proprietary forceps component, which can be reusable or disposable, is essentially a standard non-electrical biopsy forceps. The forceps includes a central lumen that allows the optical fiber to be easily positioned during the procedure. The optical fiber, when connected to the forceps, serves as an optical conduit between the console and the tissue being examined. The forceps affords the endoscopist the added capability to collect a physical biopsy or do a complete polyp removal without having to remove the optical fiber and replace it with a standard biopsy forceps.

         We believe that our core technology can be applied to other medical specialties to differentiate between normal, and pre-cancerous or cancerous tissues in other areas of the body. We are currently conducting clinical feasibility studies with the Optical Biopsy(TM) System to determine the viability of our technology as it applies to Barrett's esophagus and the changes that esophageal tissue undergoes as it becomes a cancerous condition.

         We can provide no assurance that the Optical Biopsy(TM) System will be commercialized, that we will capture the market share we anticipate, or that we will successfully adapt the Optical Biopsy(TM) System for use in other medical specialties.

BARRETT'S ESOPHAGUS

         Barrett's esophagus is generally linked with a common disorder known as gastro-esophageal reflux disease (GERD), the most common symptom of which is heartburn. Barrett's esophagus is also known as the precursor to esophageal cancer which is one of the most lethal and rapidly increasing cancers. The incidence of Barrett's esophagus has tripled over the last 20 years. Over 60 million Americans experience heartburn at least once a month, and some studies have suggested that over 15 million Americans experience heartburn symptoms each day. Individuals suffering from several years of chronic heartburn are potential candidates for having Barrett's esophagus and should be screened.

         Barrett's patients suffer from chronic acid reflux, which eventually causes pathologic changes in the lower esophagus. The "normal" lining of the esophagus is distinctly different in appearance compared to Barrett's. Within Barrett's esophagus are additional changes that are indicative of how active the pathological changes are. These tissue changes are considered to be the precursor of cancer of the lower esophagus and are not visually apparent during endoscopic examination.

         Currently there are no objective methods available in real time to assist the endoscopist other than random biopsy to evaluate the status of the patient. Screening for tissue changes is done by taking four random excisional biopsies at one centimeter intervals throughout the length of the Barrett's esophagus. We believe that use of our Optical Biopsy(TM) System will provide the endoscopist with additional objective information regarding how actively the tissue is changing and will allow the endoscopist to focus attention on only those areas with known active changes. The Optical Biopsy(TM) System is designed to facilitate collecting the most definitive tissue samples, resulting in taking fewer biopsies.

CLINICAL STUDIES

COLORECTAL CANCER

         SPECTRASCIENCE conducted clinical studies using the Optical Biopsy(TM) System to aid endoscopists in the detection of colorectal cancer at three major medical centers and one group practice:

         *  The Mayo Clinic in Rochester, Minnesota,
         *  Massachusetts General Hospital in Boston, Massachusetts,
         *  Hennepin County Medical Center in Minneapolis, Minnesota, and
         * Minnesota Gastroenterology PA, which has 48 gastroenterologists practicing at multiple sites in both Minneapolis and St. Paul, Minnesota and surrounding areas.

         The results of our clinical studies demonstrated that the accuracy of the endoscopist alone, in determining a cancer or pre-cancer was 82% compared to 96% when the endoscopist used the Optical Biopsy(TM) System. The clinical study results were submitted to the FDA as part of the product approval process, and in November 2000, the Optical Biopsy(TM) System was approved by the FDA for use during endoscopy of the colon to aid the physician in distinguishing a cancer.

         Similar information was submitted to the European Union regulatory agencies to obtain marketing approvals in Europe. On October 10, 2000 we received CE Mark authorization and are now allowed to offer the system for sale in the European Union.

BARRETT'S ESOPHAGUS

         We conducted a Phase I multi-center clinical study for the detection of esophageal cancer/Barrett's esophagus at the Mayo Clinic and the University of California at San Francisco (UCSF). In general, Barrett's esophagus is a known risk factor for esophageal cancer. This clinical trial was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the Optical Biopsy(TM) System for this type of application. We plan to begin a Phase II clinical study in the third quarter of 2001.

PRODUCT RESEARCH AND DEVELOPMENT

         Our research and development expenditures for the year ended December 31, 2000 were $1,655,927 and $1,356,986 for the year ended December 31, 1999.
Management intends to continue to make significant investments in research and development. Research and development activities are performed by our employees and outside consultants.

         Our research and development efforts during the past three years have been focused primarily on (i) designing and developing our proprietary biopsy forceps, (ii) designing and developing the Optical Biopsy(TM) System to aid the endoscopist in differentiating between normal and pre-cancerous or cancerous tissue in the colon, and (iii) conducting and monitoring clinical trials at multiple sites. In addition, Phase I clinical studies to detect esophageal cancer were conducted at two sites.

         Having received FDA approval, our current research and development efforts are focused on conducting post-FDA clearance outcome-based clinical studies, and development of next generation products. The purpose of the outcome studies is to collect and measure cost-effectiveness data necessary to market the Optical Biopsy(TM) System to managed care, as well as support and establish reimbursement codes for the Optical Biopsy(TM) System. In addition, we plan to expand the gastrointestinal applications for the Optical Biopsy(TM) System to patients with Barrett's esophagus.

         There can be no assurance that we will be successful in establishing third-party reimbursement for the Optical Biopsy(TM) System, or be able to develop other applications for the Optical Biopsy(TM) System.

GOVERNMENT REGULATIONS

UNITED STATES

         Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements we could face:

         *  fines, injunctions, or civil       *  total or partial suspension of
            penalties                             production
         *  recall or seizure of our products  *  inability to obtain pre-market
         *  criminal prosecution                  clearance/approval for our
         *  a recommendation that we not be       devices
            allowed to contract with the       *  withdrawal of marketing
            government                            approvals

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, clearance, advertising and promotion of such products.

         In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The Optical Biopsy(TM) System is a Class III device. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization.

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

         Certain devices require an Investigation Device Exemption application to be filed. The Optical Biopsy(TM) System is considered a "non-significant risk" device and therefore does not require an IDE application.

         If the FDA determines, upon receipt of the pre-market approval application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. They then begin an in-depth review of the application. This review typically can take from six months to two years from the date the application is accepted for filing, but could be significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period, a panel primarily composed of clinicians and acting as an advisory committee, will likely be convened to review and evaluate the application. The panel will provide recommendations to the FDA as to whether the device should be approved, but the FDA is not bound by those recommendations. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable Quality System Regulations requirements.

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

         THE OPTICAL BIOPSY(TM) SYSTEM APPLICATION FOR MARKET CLEARANCE WAS APPROVED BY THE FDA IN MID NOVEMBER 2000. THE INDICATIONS FOR USE AS STATED IN OUR FDA APPLICATION IS FOR THE OPTICAL BIOPSY(TM) SYSTEM TO BE USED BY PHYSICIANS PERFORMING ENDOSCOPY OF THE COLON DURING CANCER SCREENING.

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

         SPECTRASCIENCE is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. SPECTRASCIENCE will be subject to additional federal, state and local environmental laws when commercial development and production of the Optical Biopsy(TM) System begins. Management is not aware of any manufacturing methods for the Optical Biopsy(TM) System that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) SPECTRASCIENCE will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon SPECTRASCIENCE's ability to do business.

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

         Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies go through the ISO certification process in order to obtain the CE mark. SPECTRASCIENCE RECEIVED ISO 9001 CERTIFICATION ON JULY 27, 2000. In order to maintain ISO 9001 certification SPECTRASCIENCE must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. WE ALSO RECEIVED CE MARK AUTHORIZATION ON OCTOBER 10, 2000. There can be no assurance that we will be able to maintain ISO 9001 certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications have arisen with respect to market introduction because of differences among countries in areas such as labeling requirements. SPECTRASCIENCE may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

         Other areas of the world such as Japan, Asia, South America, etc., will be targeted for regulatory compliance once European and domestic sales begin. Each additional country will have its own regulatory approval process that SPECTRASCIENCE will have to comply with in order to make sales.

DISTRIBUTION, MARKETING AND CUSTOMERS

         At this time, we are expanding our marketing and sales capabilities. SPECTRASCIENCE's primary objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real time between healthy, and pre-cancerous or cancerous tissue. In order to accomplish this we will need to strengthen our marketing capabilities. Our initial marketing efforts are focused on the following areas:

         * BE FIRST TO MARKET WITH A OPTICAL BIOPSY(TM) SYSTEM. Management believes that SPECTRASCIENCE will be the first to introduce and market an endoscopic optical biopsy system that will improve the endoscopist's diagnostic accuracy by providing objective, real-time feedback as to the pathology of suspect tissue.

         * DEMONSTRATE TO THIRD PARTY PAYORS (MEDICARE, BLUECROSS AND BLUESHIELD ETC.) THE CLINICAL UTILITY AND EFFICACY OF THE OPTICAL BIOPSY(TM)SYSTEM. SPECTRASCIENCE intends to demonstrate to third party payors through outcome-based clinical studies that the use of the Optical Biopsy(TM)System will improve patient outcomes through early detection and decrease patient care costs. SPECTRASCIENCE plans to demonstrate the clinical utility and efficacy of the Optical Biopsy(TM)System to key physician opinion leaders targeted by management, including those practicing at major cancer centers throughout the United States. Management believes outcome-based trials that demonstrate better clinical outcomes and the acceptance of the Optical Biopsy(TM)System by key opinion leaders in the health care industry will be critical elements in gaining market acceptance and third party reimbursement for the Optical Biopsy(TM) System.

         * DEMONSTRATE TO PHYSICIANS AND OTHER HEALTH CARE PROVIDERS THE EASE OF USE OF THE OPTICAL BIOPSY(TM)SYSTEM. SPECTRASCIENCE intends to demonstrate to endoscopists and other health care providers that the Optical Biopsy(TM)System employs familiar medical technology and equipment, such as the forceps, that are virtually identical to those currently used by endoscopists in performing traditional tissue biopsies. Management believes that demonstration of the ease of use of the Optical Biopsy(TM)System, together with demonstration of better clinical outcomes, will aid in gaining market acceptance of the Optical Biopsy(TM)System. Training seminars will be conducted as necessary to educate endoscopists and other health care providers regarding the proper use of the Optical Biopsy(TM)System.

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

THIRD-PARTY REIMBURSEMENT

         We plan to market and sell the Optical Biopsy(TM) System and other products primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of the procedure in which the medical device is used. Sales of the Optical Biopsy(TM) System and other proposed products will, in part, be dependent on the availability of adequate reimbursement from these third party payors for procedures carried out using our products. Sales of the Optical Biopsy(TM) System to managed care will, in part, be dependent on our ability to demonstrate cost-effectiveness. Regardless of the type of reimbursement system, management believes that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate that hospital administrators and physicians will justify the use of our products by the cost and time savings recognized, and clinical benefits that we believe will be derived from the use of our products.

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

         Optical biopsies are not currently approved for reimbursement by third-party payors, and there can be no assurance that the Optical Biopsy(TM) System will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist's ability to accurately differentiate among polyps in the colon, thereby leading to early detection and subsequent treatment of colorectal cancer. However, diagnosis-related group reimbursement for endoscopic procedures such as flexible sigmoidoscopy, colonoscopy and polypectomy, including fees for biopsies, has been established.

         Medical equipment capital costs incurred by hospitals are reimbursed separately from diagnosis-related group payments. Changes in federal legislation, or policies of the government or third-party payors that reduce reimbursements under capital cost pass through systems, could adversely affect the market for our products.

         Funding for Medicare and Medicaid is subject to limits set by Congress. In 1997, as part of the Balanced Budget Act of 1997, Congress approved Medicare coverage for preventive colorectal cancer screening tests. Because studies have shown that colorectal cancer screening can prevent 20%-40% of potential colorectal cancers and 30%-50% of colorectal cancer deaths, management believes that such funding should lead to (i) greater awareness of colorectal cancer among the general population, (ii) larger budgets for screening, (iii) higher reimbursement levels, and (iv) potentially the establishment of new reimbursement codes for new technologies like the Optical Biopsy(TM) System. This does not, however, provide any assurances that the increased funding will lead to third party reimbursement for the Optical Biopsy(TM) System.

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

MANUFACTURING AND SOURCES OF SUPPLY

         To date, our manufacturing activities have consisted of assembling a limited number of Optical Biopsy(TM) Systems for use in various clinical trials. We do not have experience in manufacturing our products in commercial quantities or with the yields that will be necessary for us to achieve significant commercial sales. Currently, we complete the basic assembly of the Optical Biopsy(TM) System console in-house. We assemble the components, many of which are widely available, and inspect and test the completed systems at our facilities, which are adequate for manufacturing commercial quantities of our products. The forceps are produced by a leading U.S. contract manufacturer of medical forceps.

         Our Optical Biopsy(TM) System will have to be manufactured in accordance with current Quality System Regulations requirements in order for us to sell our products in the U.S., and ISO 9001 standards in order for us to sell our products in the European Union. These requirements impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom we contract to perform certain manufacturing processes.

         Many of the raw materials or components used in the manufacture of our products are "off the shelf" items and are available from more than one vendor. We do have certain components needed for the manufacture of our product, such as the laser light source, spectrophotometer and Optical Biopsy Forceps, that are available only from sole or limited source suppliers. The process of qualifying additional or replacement vendors for certain components or services can be time-consuming and expensive, especially in the medical device industry.

         We currently have an agreement with a leading contract manufacturer of medical forceps in the United States, under which they have agreed to supply us with the quantities of forceps that we require. This agreement expires no earlier than March 2004 but may be renewed by the contract manufacturer for an additional two years upon six months' notice. Even though the performance of the suppliers of the forceps and other components and raw materials has generally been satisfactory, they may not continue to perform up to our standards, meet government regulations or handle labor unrest, if any.

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

         * Xillix Technologies (Richmond, British Columbia, Canada) has an approved product for detection of cancer in the lungs, the LIFE-Lung system, which it began to commercialize in 1998. This product uses light-based spectroscopy to detect and localize lung cancer. Xillix continues to develop a LIFE-GI system to detect gastrointestinal cancers of the esophagus, stomach, intestines and colon.

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

         * Lasertec International, Inc. (Atlanta, Georgia) expects to have results from ongoing human trials of its Photo Therapic Resonancy System in several months. Their technology is currently focused on the diagnosis and treatment of bladder cancer, but they plan to expand their technology to the diagnosis of laryngeal cancer.

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

         * BioLuminate (San Jose, California) is in the process of developing a smart probe product for more accurate breast cancer detection. This probe has sensors on the tip that measure specific optical, electrical and chemical properties known to differ between healthy and cancerous tissues.

         Many of them have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

         *  greater capital resources         *  greater resources and expertise
         *  greater manufacturing resources      in the areas of research and
         *  greater resources and expertise      development
            in testing products in clinical   *  greater expertise in obtaining
            trials                               regulatory approvals
                                              *  greater resources for marketing
                                                 and sales activities

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

         We currently own exclusive rights to a total of five issued, allowed and pending U.S. patents and applications, and four pending international patent applications. SPECTRASCIENCE has four issued U.S. patents and one related pending U.S. patent application. The issued patents are entitled "Optical Biopsy Forceps" (U.S. Patents 5,762,613 and 6,129,683), "Optical Biopsy Forceps System and Method of Diagnosing Tissue" (U.S. Patent 6,006,102) and "Optical Biopsy(TM) System and Methods for Tissue Diagnosis" (U.S. Patent 6,174,291). SPECTRASCIENCE is the exclusive licensee through The Massachusetts General Hospital of U.S. Patent 5,843,000 entitled "Optical Biopsy Forceps and Method of Diagnosing Tissue" and a pending international patent application. The patents expire between November 2012 and May 2018. Three of the issued patents and the pending patent application are directed to types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. The remaining issued patent pertains to the Optical Biopsy(TM) System and methods of use. Each of the international applications designates twenty countries for patent protection. The additional pending U.S. patent application pertains to various apparatus and methods for diagnosing tissue; and providing the physician with additional information regarding whether it is necessary to take a biopsy sample.

         We have a licensing arrangement with Massachusetts General Hospital's Wellman Laboratories of Photomedicine. The arrangement provides that certain patents that result from the Wellman Lab's research on cancer detection will be licensed exclusively to us. The Massachusetts General Hospital license is exclusive through the life of the licensed patents, subject to customary diligence requirements for commercially reasonable best efforts to introduce products in the United States, Europe and Japan within three years, or such revised period as may reasonably be needed due to technical difficulties or delays in clinical studies or regulatory processes. SPECTRASCIENCE has also signed an exclusive license agreement with Advanced Photodynamic Therapies for the rights to certain proprietary spectrophotometric technology.

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

EMPLOYEES

         As of March 1, 2001, SPECTRASCIENCE had 15 full-time employees, ten of whom were engaged in product engineering design and development, manufacturing, and regulatory affairs, and five of whom were engaged in sales and marketing, and finance and administration. SPECTRASCIENCE is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

         SPECTRASCIENCE relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. Management has been successful in attracting and retaining qualified technical personnel. There can be no assurance, however, that we will be able to continue to attract or retain the skilled employees we require for profitable operations.


ITEM 2.       DESCRIPTION OF PROPERTY

         SPECTRASCIENCE leases its principal executive offices at 14405 21st Avenue North, Suite 111, Minneapolis, Minnesota. This facility consists of approximately 13,282 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $8,502 for the next 24 months. The current rent including a pro rata share of operating expenses and real estate taxes is approximately $12,686 per month. The lease expires at the end of January 2003. Management believes this facility provides the necessary space needed for anticipated manufacturing and ramp-up activities for the commercialization of the Optical Biopsy(TM) System, and has no present plans to perform any improvements to the facility. Management believes that appropriate levels of standard property and casualty insurance coverage on its property are being maintained.

ITEM 3.       LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of the security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         Since March 18, 1999, our common stock has been trading on the Over-The-Counter Bulletin Board under the symbol "SPSI." The common stock originally traded under the symbol "GVMI." In September 1992, the stock symbol was changed from "GVMI" to "SPSC." The stock symbol was subsequently changed to "SPSI" in June 1994. On February 28, 2001, the last reported bid price of the common stock was $4.375.

         The following table sets forth, for the periods indicated, the high and low bid prices as reported by NASDAQ and OTC Bulletin Board. To the best of our knowledge, we believe that the information obtained from these sources is accurate.

                                 2000 Stock Prices (1)    1999 Stock Prices (1)
                                 ---------------------   -----------------------
         QUARTER ENDED            High Bid    Low Bid     High Bid      Low Bid
         ---------------------   ---------------------   -----------------------
         March 31                  $11.125     $4.000      $6.0625       $3.500
         June 30                    $9.000     $5.750      $5.0000       $3.250
         September 30               $9.375     $3.750      $5.7500       $3.000
         December 31               $12.375     $5.000      $8.3125       $3.750
         -----------------------------------------------------------------------

         (1) The prices of the common stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The sales prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

         On February 28, 2001, we had approximately 950 registered shareholders of record of 7,004,438 shares of our Common Stock, excluding shareholders that are registered in "street-names." We estimate that there are approximately 4,200 beneficial shareholders of our Common Stock.

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

PLAN OF OPERATION

         For the past three years SPECTRASCIENCE has been focused on the design, development, clinical testing, regulatory approval, and initial commercialization of the Optical Biopsy(TM) System. As discussed in the product research and development section in Item 1 above, we have begun sales and marketing efforts with the commencement of outcome-based clinical studies.

         The purpose of the outcome-based clinical studies is to collect cost-effectiveness data. SPECTRASCIENCE must have cost effectiveness data for the Optical Biopsy(TM) System to present to HCFA and other governmental agencies in order to obtain reimbursement codes. In addition, this same data is one of several pieces of information that managed care will require when making a buy decision. The secondary accomplishments of the outcome based clinical studies are integrated with our marketing efforts. They provide an opportunity to demonstrate to key opinion leaders the clinical utility and ease of use of the Optical Biopsy(TM) System. This in turn should help drive clinical acceptance.

         During the next year SPECTRASCIENCE intends to:

         * complete outcome based clinical studies, both in the United States and the United Kingdom,
         * submit to HCFA, an application for reimbursement codes for the Optical Biopsy(TM) System upon completion of the outcome based clinical study in the United States,
         * continue to develop the market with key physician opinion leaders, both international and domestic, for our product,
         *  begin sales both domestically and internationally,
         * continue to develop strategic relationships for distribution and marketing,
         *  refine manufacturing processes for our products, and
         * develop a next generation product and expand the applications for our current products.

         The cash position of SPECTRASCIENCE on December 31, 2000 was $3,734,422. Company management believes this amount of cash is sufficient to fund basic operations through fiscal year 2001, based upon the current business plan and projections, in light of anticipated costs and expenditures and demand for our products. Company management is currently exploring financing alternatives and may need to complete a financing transaction in 2001 in order to be able to financially execute the current business plan beyond basic operations. If significant sales occur ramp up activity and subsequent costs will increase beyond our current plan and projections. We believe we will be able to implement the above strategies without the need to purchase or lease significant pieces of equipment or additional plant space. We believe we will need to hire additional employees in 2001 to support the manufacturing, marketing and sales, research and development, and administrative functions.

RESULTS OF OPERATIONS

         The following discussion of SPECTRASCIENCE's financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included in this Form 10-KSB.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         REVENUE. We recorded no revenue for the years ended December 31, 2000 and 1999. We anticipate that we will begin generating revenue during fiscal year 2001 from sales of the Optical Biopsy(TM) System.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2000 totaled $1,655,927, compared to $1,356,986 for the year ended December 31, 1999. This represented an increase of $298,941, or 22%. While awaiting FDA clearance to begin commercialization of the Optical Biopsy(TM) System, we focused our efforts on developing next generation products and exploring additional applications. The increased costs can be primarily attributed to increased expenses related to the development of next generation products, particularly design engineering expenses and consulting expenses related to software development. We also had increased legal expenses related to additional patent filings, and increased rent expense related to a larger facility. During 1999 the Optical Biopsy(TM) System was moved through the clinical trial phase towards the production phase. Because of this, we had lower contract expenses related to clinical trials in 2000.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000 totaled $997,320, compared to $794,221 for the year ended December 31, 1999. This represented an increase of $203,099, or 25.6%. The majority of the increased expenses were due to increased marketing and sales related activities. We had increased salary expenses in 2000 compared to 1999 primarily due to the hiring of a marketing and sales vice president. This position was vacant the first seven months of 1999. We also had increased expenses related to conventions, seminars and travel. The increased marketing and sales expenses were partially offset by reduced legal expenses. In 1999, due to changes in management, we incurred increased consulting expenses in the areas of financial management and investor relations consulting. During 2000, we were able to reduce our consulting expenses in these areas.

         INTEREST AND OTHER INCOME (EXPENSE). Interest and other income for the year ended December 31, 2000 totaled $244,959, compared to ($28,626) for the year ended December 31, 1999. This represented an increase of $273,585. We had higher interest income due to higher cash balances throughout 2000 compared to 1999. In addition, we had reduced other expenses due to the termination of the lease on the facility we previously occupied.

         NET LOSSES. As a result of the above factors, we reported a net loss of $2,408,288 for the year ended December 31, 2000, compared to a net loss of $2,179,833 for the year ended December 31, 1999. This represents an increase of $228,455, or 10.5%, and was primarily due to increased research and development expenses and increased expenses related to marketing and sales activities as previously discussed. The net loss was $.37 per share for the year ended December 31, 2000, compared to a net loss of $.41 per share for the year ended December 31, 1999. We anticipate that our net loss will increase at least through fiscal year 2001 as we commercialize the Optical Biopsy(TM) System, continue our research and development efforts as they pertain to next generation products, and develop additional applications for the Optical Biopsy(TM) System.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         REVENUE. We recorded no revenue for the years ended December 31, 1999 and 1998. We do not expect to begin generating revenue until after FDA clearance has been obtained for the Optical Biopsy(TM) System.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1999 totaled $1,356,986, compared to $1,719,171 for the year ended December 31, 1998. This represented a decrease of $362,185, or 21.1%. The lower costs can be primarily attributed to the fact that a majority of the design and development costs of the Optical Biopsy(TM) System were incurred in 1998, as well as a substantial portion of the related clinical trial expenses. During 1999 the product was moved through the clinical trial phase towards the production phase. This phase of our products' development is more labor intensive than the initial design and development phase.

         Therefore, our salary expense and tools and supplies expense was higher in 1999, but was more than offset by lower expenses in the areas of consulting, design engineering, purchased services and contract payments. We had substantially lower legal expenses related to intellectual property filings, and increased facilities expenses due to our relocation into a larger facility. We also had expenses related to an inventory revaluation in 1998 that we did not have in 1999. The inventory revaluation was due to the replacement of the SGS Console with second generation technology currently utilized in our Optical Biopsy(TM) System.

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

         NET LOSSES. As a result of the above factors, we reported a net loss of $2,179,833 for the year ended December 31, 1999, compared to a net loss of $2,414,142 for the year ended December 31, 1998. This represented a decrease of $234,309, or 9.7%, and was primarily due to decreased research and development costs. The net loss was $.41 per share for the year ended December 31, 1999, compared to a net loss of $.52 per share for the year ended December 31, 1998. We anticipate that our net loss will increase at least through fiscal year 2000 as we begin to commercialize the Optical Biopsy(TM) System, continue our research and development efforts to develop applications for the Optical Biopsy(TM) System in other medical specialties and investigate other potential opportunities for our technologies.

LIQUIDITY AND CAPITAL RESOURCES

         SPECTRASCIENCE has financed its operations since 1992 principally through private placements of its common and preferred stock. From October 1992, when we began development of our current products and changed our name, until December 31, 2000, we had obtained funds aggregating approximately $16.2 million in net proceeds from the issuance of common stock and preferred stock. As of December 31, 2000, SPECTRASCIENCE had cash and cash equivalents of $3,734,422 and working capital of $3,571,776.

         In 1999, SPECTRASCIENCE completed two private placements of common stock. In March 1999, a private placement of 293,750 shares of its common stock at $4.00 per share was completed. In December 1999, multiple closings placed 995,285 shares of common stock at $3.50 per share. This private placement was completed in January 2000 after issuing an additional 13,000 shares of common stock at $3.50 per share. Management plans to continue using these funds (i) to commercialize the Optical Biopsy(TM) System, (ii) to continue development of new applications for the Optical Biopsy(TM) System, and (iii) for general corporate purposes, including working capital.

         Net cash used in operating activities was approximately $2.45 million for the year ended December 31, 2000, and $2.14 million for the year ended December 31, 1999. The net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $56,161 for the year ended December 31, 2000, and $126,927 for the year ended December 31, 1999. The net cash used in investing activities was primarily attributable to the purchase of network infrastructure, marketing equipment, and equipment for research and development and manufacturing. Net cash provided by financing activities was $1,877,565 for the year ended December 31, 2000, and $6,326,320 for the year ended December 31, 1999. The net cash provided by financing activities in 2000 was primarily attributable to the exercise of warrants and stock options. SPECTRASCIENCE received a total of $1,349,021 during 2000 pursuant to the exercise of stock options to purchase 295,053 shares of common stock. SPECTRASCIENCE also received a total of $508,750 from the exercise of warrants to purchase 104,250 shares of common stock.

         SPECTRASCIENCE expects to incur significant additional operating losses through at least 2001, as outcome-based clinical studies are conducted, research and development activities continue, and sales and marketing efforts to commercialize the Optical Biopsy(TM) System continue. Company management anticipates that it has sufficient cash and cash equivalents to fund basic operations through fiscal year 2001. Company management is currently exploring financing alternatives and may need to complete a financing transaction in 2001 in order to be able to financially execute the current business plan beyond basic operations.

         SPECTRASCIENCE's future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

         *  the timing and progress of outcome-based clinical trials,
         * the timing and extent to which SPECTRASCIENCE's products gain market acceptance,
         *  the timing and expense of product introduction,
         * the timing and expense of developing marketing and distribution channels,
         * the progress and expense of developing next generation products and new applications for the Optical Biopsy(TM)System,
         * the potential requirements and related costs for product modifications,
         * the timing and expense of various U.S. and foreign regulatory filings, and
         * the maintenance of various U.S. and foreign government approvals, or the timing of receipt to obtain additional approvals, and
         *  the status and maintenance of SPECTRASCIENCE's patent portfolio.


ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Audited financial statements for each of the three years ended December 31, 1998, 1999 and 2000 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to March 31, 2001.


ITEM 10.      EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to March 31, 2001.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the information set forth in the Proxy Statement of SPECTRASCIENCE in connection with its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to March 31, 2001.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         Audited financial statements for each of the three years ended December 31, 1998, 1999 and 2000 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.

REPORTS ON FORM 8-K.

         None.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number      Description
------      --------------------
3.1         Articles of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 3.1, for the quarter ended June 30, 2000.)
3.2         Bylaws, as amended. (Incorporated by reference to the Company's
            Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended
            December 31, 1995.)
10.1        SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992.
            (Incorporated by reference to the Company's Annual Report on Form
            10-K, Exhibit 10.12, for the year ended December 31, 1991.)
10.2        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's Board of Directors on July 11, 1991 and shareholders on
            January 30, 1992. (Incorporated by reference to the Company's Form
            8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File
            No. 033-63047, as filed on September 28, 1995.)
10.4        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996
            Annual Meeting of Shareholders.)
10.5        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File
            No. 333-4393, as filed on May 23, 1996.)
10.6        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
            Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit
            10.10, for the year ended December 31, 1996.)
10.7        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
            Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998. (Incorporated by reference to the Company's Annual
            Report of Form 10-K for the year ended December 31, 1997.)

10.8 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9        Form of Indemnification Agreement for all officers and directors.
            (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.10 Employment Agreement and Severance Agreement between the Company and Brian T. McMahon dated September 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1993.)
10.11 Severance (Change in Control) Agreement between the Company and Brian T. McMahon dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1996.)
10.12 Severance (Change in Control) Agreement between the Company and Ching-Meng Chew dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.16, for the year ended December 31, 1996.)
10.13 Severance (Change in Control) Agreement between the Company and Chester E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.14 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.15 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)
10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.17 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.18 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.19 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.20 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.21 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.22 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.23 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1999.)
10.24 Form of Warrant, as amended, exercised in January 1999 by investors who participated in the Company's private placement of Convertible B Preferred Stock. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)

10.25 Form of Warrant issued to investors who exercised their amended warrants in January 1999. (Incorporated by reference to Exhibit
            10.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.26 Form of Warrant issued to Qualified Lenders who exercised their warrants in March 1999. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.27 Form of Warrant issued to investors in the March 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.28 Form of Warrant issued to investors in the December 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.29 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on May 17, 2000. (Incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.)
10.30 SPECTRASCIENCE Inc, 2001 Stock Plan adopted by the Company's Board of Directors on February 12, 2001. (Incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.)
10.31 Severance (Change in Control) Agreement between the Company and Scott G. Anderson dated July 15, 2000, filed herewith.
23.1        Consent of Independent Auditors, filed herewith.
99.1        Cautionary Statement, filed herewith.

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

                                      SPECTRASCIENCE, INC.
                                      --------------------
                                          (Registrant)


Date:    March 12, 2001               By: /S/ CHESTER E. SIEVERT, JR.
                                          ----------------------------
                                      CHESTER E. SIEVERT, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ CHESTER E. SIEVERT, JR.                 March 12, 2001
-------------------------------------
Chester E. Sievert, Jr.
President and Chief Executive Officer
(Principal Executive Officer)



/s/ JOHAN A.P.M DEHOND                      March 12, 2001
-------------------------------------
Johan A.P.M. De Hond
Director



/s/ TERRENCE W. GLARNER                     March 12, 2001
-------------------------------------
Terrence W. Glarner
Director



/s/ DELWIN K. OHRT                          March 12, 2001
-------------------------------------
Delwin K. Ohrt
Director

                              SpectraScience, Inc.

                          Audited Financial Statements


                  Years ended December 31, 2000, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Financial Statements

Balance Sheets.................................................................2
Statements of Operations.......................................................3
Statement of Changes in Stockholders' Equity...................................4
Statements of Cash Flows.......................................................5
Notes to Financial Statements..................................................6


                                     Page F

                         Report of Independent Auditors

Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

February 16, 2001
Minneapolis, Minnesota


                              SpectraScience, Inc.

                                 Balance Sheets

                                                                        DECEMBER 31
                                                                   2000             1999
                                                            ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $  3,734,422      $  4,362,120
   Inventory                                                       258,303           143,660
   Interest receivable                                                  --            13,314
   Prepaid expenses                                                 79,315            83,756
   Other current assets                                              8,563            11,508
                                                            ----------------------------------
Total current assets                                             4,080,603         4,614,358

Fixed assets:
   Office furniture and equipment                                  320,662           288,665
   Machinery and equipment                                         575,861           560,669
   Leasehold improvements                                           11,186            11,186
                                                            ----------------------------------
                                                                   907,709           860,520
   Less accumulated depreciation                                  (639,017)         (566,774)
                                                            ----------------------------------
                                                                   268,692           293,746
Other assets                                                        20,742            20,000
                                                            ----------------------------------
Total assets                                                  $  4,370,037      $  4,928,104
                                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $    117,563      $    150,094
   Note payable - trade creditors                                   47,597            66,109
   Note payable to related party                                        --           600,005
   Accrued compensation and taxes                                  249,985           162,457
   Accrued expenses                                                 68,020            90,158
   Accrued clinical research fees                                   25,662            47,399
                                                            ----------------------------------
Total current liabilities                                          508,827         1,116,222

Long-term portion of lease commitment                                   --            45,660

Stockholders' equity:
   Common stock, $.25 par value:
     Authorized shares--17,000,000
     Issued and outstanding shares--7,004,438 in 2000 and
       6,420,705 in 1999                                         1,751,110         1,605,176
Additional paid-in capital                                      53,249,591        50,892,249
Accumulated deficit                                            (51,139,491)      (48,731,203)
                                                            ----------------------------------
Total stockholders' equity                                       3,861,210         3,766,222
                                                            ----------------------------------
Total liabilities and stockholders' equity                    $  4,370,037      $  4,928,104
                                                            ==================================

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                            Statements of Operations

                                                             YEAR ENDED DECEMBER 31
                                                    2000              1999              1998
                                             ----------------------------------------------------
EXPENSES
Research and development                       $  1,655,927      $  1,356,986      $  1,719,171
Selling, general and administrative                 997,320           794,221           746,953
                                             ----------------------------------------------------
Net loss from operations                         (2,653,247)       (2,151,207)       (2,466,124)

OTHER (INCOME) EXPENSE
Interest and other (income) expense                (244,959)           28,626           (51,982)
                                             ----------------------------------------------------

Net loss                                       $ (2,408,288)     $ (2,179,833)     $ (2,414,142)
                                             ====================================================

Net loss per share                             $       (.36)     $       (.41)     $       (.52)

Weighted average common shares outstanding        6,641,958         5,288,974         4,663,559


SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                  Statement of Changes in Stockholders' Equity

                                                            COMMON STOCK         ADDITIONAL
                                                     --------------------------    PAID-IN    ACCUMULATED
                                                         SHARES       AMOUNT       CAPITAL       DEFICIT         TOTAL
                                                     ----------------------------------------------------------------------
Balance, December 31, 1997                             4,506,559  $  1,126,640  $ 44,620,283  $(44,137,228)  $  1,609,695
   Exercise of Series A preferred stock detachable
     warrants into common stock                          148,445        37,111       705,114            --        742,225
   Exercise of stock options                              82,800        20,700       261,262            --        281,962
   Net loss                                                   --            --            --    (2,414,142)    (2,414,142)
                                                     ----------------------------------------------------------------------
Balance, December 31, 1998                             4,737,804     1,184,451    45,586,659   (46,551,370)       219,740
   Exercise of warrants into common stock                174,998        43,749       481,251            --        525,000
   Exercise of Series B preferred stock detachable
     warrants into common stock                           87,668        21,917       463,490            --        485,407
   Exercise of stock options                             131,200        32,800       375,910            --        408,710
   Private placement of common stock                   1,289,035       322,259     3,984,939            --      4,307,198
   Net loss                                                   --            --            --    (2,179,833)    (2,179,833)
                                                     ----------------------------------------------------------------------
Balance, December 31, 1999                             6,420,705     1,605,176    50,892,249   (48,731,203)     3,766,222
   Private placement of common stock                      13,000         3,250        42,250            --         45,500
   Exercise of Series A preferred stock detachable
     warrants into common stock                           10,000         2,500        27,500            --         30,000
   Exercise of Series B preferred stock detachable
     warrants into common stock                           79,250        19,813       376,437            --        396,250
   Conversion of note payable to related party
     into common stock                                   171,430        42,858       557,147            --        600,005
   Exercise of Private Placement detachable
     warrants into common stock                           15,000         3,750        78,750            --         82,500
   Exercise of stock options                             295,053        73,763     1,275,258            --      1,349,021
   Net loss                                                   --            --            --    (2,408,288)    (2,408,288)
                                                     ----------------------------------------------------------------------
Balance, December 31, 2000                             7,004,438  $  1,751,110  $ 53,249,591  $(51,139,491)  $  3,861,210
                                                     ======================================================================


SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                            Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                        2000             1999            1998
                                                                 --------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                           $ (2,408,288)    $ (2,179,833)    $ (2,414,142)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                        81,215           79,566          141,083
     (Gain) loss on lease settlement                                    (19,954)          95,886               --
     Loss on disposal of fixed assets                                        --            1,146               --
     Changes in operating assets and liabilities:
       Interest receivable                                               13,314          (13,314)              --
       Inventory                                                       (114,643)          41,965         (219,536)
       Note receivable from related party                                    --           24,030          (24,030)
       Prepaid expenses                                                   4,441          (33,118)           7,297
       Other current assets                                               2,203          (20,923)          29,899
       Accounts payable and accrued expenses                            (33,096)        (134,648)         138,222
                                                                 --------------------------------------------------
Net cash used in operating activities                                (2,474,808)      (2,139,243)      (2,341,207)

INVESTING ACTIVITIES
Purchases of fixed assets                                               (56,161)        (126,927)         (19,183)
                                                                 --------------------------------------------------
Net cash used in investing activities                                   (56,161)        (126,927)         (19,183)

FINANCING ACTIVITIES
Note payable to related party                                                --          600,005               --
Proceeds from issuance of common stock                                1,903,271        5,726,315        1,024,187
                                                                 --------------------------------------------------
Net cash provided by financing activities                             1,903,271        6,326,320        1,024,187
                                                                 --------------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (627,698)       4,060,150       (1,336,203)
Cash and cash equivalents at beginning of year                        4,362,120          301,970        1,638,173
                                                                 --------------------------------------------------
Cash and cash equivalents at end of year                           $  3,734,422     $  4,362,120     $    301,970
                                                                 ==================================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Transfer of inventory to equipment                                 $         --     $         --     $    214,385
Conversion of note payable to related party to common stock             600,005               --               --

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                          Notes to Financial Statements

                                December 31, 2000

1. BUSINESS

The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently, the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused on the development and manufacturing of innovative, minimally invasive spectroscopic systems to facilitate real-time differentiation and diagnosis of cancerous and diseased tissue by utilizing advanced spectroscopy, fiber optics, computer hardware and software.

The Company has cash on hand of $3,734,422 at December 31, 2000. Management believes this amount of cash is sufficient to fund basic operations through 2001, based upon the current business plan and projections, in light of anticipated costs and demand for its products. The Company is currently exploring financing alternatives and may need to complete a financing transaction in 2001 to be able to financially execute the current business plan beyond basic operations.

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

RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3. CAPITAL STOCK AND WARRANTS

During 1994 and 1995, the Company granted warrants to the participants in the bridge financing agreements it had entered into to purchase 174,998 shares of the Company's common stock at $3.00 per share. The warrants were exercised in March 1999, resulting in net proceeds to the Company of $525,000. Upon exercising the warrants, the holders received additional warrants to purchase 87,503 shares of common stock at $5.00 per share. These warrants expire in March 2002.

During 1995, the Company issued warrants to the placement agent to purchase 20,000 shares of the Company's common stock at $3.00 per share. In 1997, 10,000 warrants were exercised at $3.00 per share. In 2000, the remaining 10,000 warrants were exercised, resulting in proceeds to the Company of $30,000.

In December 1995, the Company also issued warrants to the placement agent to purchase 79,250 shares of the Company's common stock at $5.00 per share. In 2000, these options were exercised at $5.00, resulting in proceeds to the Company of $396,250.

In March 1999, the Company sold 293,750 shares of common stock in a private placement for $1,175,000 less related costs of $17,500. Holders of the common stock also received warrants to purchase 146,875 shares of common stock for $5.00 per share. All warrants remain outstanding and expire in March 2001.


                              SpectraScience, Inc.

3. CAPITAL STOCK AND WARRANTS (CONTINUED)

In December 1999, the Company sold 995,285 shares of common stock for $3,483,498 less related costs of $338,800. Holders of the common stock also received warrants to purchase 497,643 shares of common stock for $5.50 per share. In September 2000, 15,000 warrants were exercised, resulting in proceeds to the Company of $82,500. The remaining warrants are outstanding and expire in December 2001.

In January 2000, the Company sold 13,000 shares of common stock for $45,500. Holders of the common stock also received warrants to purchase 6,500 shares of common stock for $5.50 per share. All warrants remain outstanding and expire in January 2002.

4. STOCK OPTIONS

The Company has one stock option plan, the 1991 Stock Plan, under which selected employees and non-employees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at the higher of the fair market value of the Company's common stock or a ten-day rolling average of the fair market value of the common stock as of the date of grant. The Company has reserved 2,140,000 shares for issuance under the Plan.

The following table summarizes the stock option activity for the plan:

                                                                            WEIGHTED
                                 SHARES                      NON-PLAN       AVERAGE
                                AVAILABLE   PLAN OPTIONS      OPTIONS       EXERCISE
                                FOR GRANT   OUTSTANDING     OUTSTANDING  PRICE PER SHARE
                               ---------------------------------------------------------
Balance, December 31, 1997       239,287      1,026,644             --     $     4.19
  Amendment to Plan              140,000             --             --             --
  Options granted               (508,167)       508,167             --           4.53
  Options exercised                   --        (82,800)            --           3.41
  Options canceled               499,580       (499,580)            --           3.94
                               ---------------------------------------------------------
Balance, December 31, 1998       370,700        952,431             --           4.54
  Options granted               (251,000)       251,000             --           4.26
  Options exercised                   --       (131,200)            --           3.12
  Options canceled                29,300        (29,300)            --           3.00
                               ---------------------------------------------------------
Balance, December 31, 1999       149,000      1,042,931             --           4.68
  Amendment to Plan              500,000             --             --             --
  Options granted               (183,000)       183,000        367,000           5.36
  Options exercised                   --       (278,553)       (16,500)          4.57
  Options canceled                58,999        (58,999)            --           6.16
                               ---------------------------------------------------------
Balance, December 31, 2000       524,999        888,379        350,500     $     4.94
                               =========================================================


                              SpectraScience, Inc.

4. STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted in 2000, 1999 and 1998 was $3.05, $2.62 and $3.79, respectively. The exercise price of options outstanding at December 31, 2000 ranged from $2.50 to $11.25 per share, as summarized in the following table:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -------------------------------------------------   ----------------------------
                                        WEIGHTED
                                         AVERAGE       WEIGHTED                        WEIGHTED
                        OPTIONS         REMAINING       AVERAGE        NUMBER OF       AVERAGE
    RANGE OF         OUTSTANDING AT    CONTRACTUAL   EXERCISE PRICE     OPTIONS     EXERCISE PRICE
 EXERCISE PRICE    DECEMBER 31, 2000      LIFE        PER OPTION      EXERCISABLE     PER OPTION
--------------------------------------------------------------------------------------------------
 $2.50 - $ 5.00          823,300        7.3 years        $ 4.17          512,963        $ 3.90
  5.01 -   8.00          382,079        8.7 years          6.14          324,078          6.03
  8.01 -  11.25           33,500        2.8 years         10.20           27,500         10.35
                     -------------                                   -------------
 Total                 1,238,879                                         864,541
                     =============                                   =============

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates ranging from 5.05% to 6.30%; volatility factors of the expected market price of the Company's common stock ranging from .763 to .851 and an expected life of the option of five to seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                         2000             1999              1998
                                    --------------------------------------------------
 Pro forma net loss                   $3,373,448      $(2,964,845)      $(3,079,739)
 Pro forma net loss per share           $(.52)           $(.56)            $(.66)


                              SpectraScience, Inc.

4. STOCK OPTIONS (CONTINUED)

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in 1995.

5. COMMITMENTS

The Company moved to a new location in Minneapolis in October 1999 and entered into a new building lease agreement that has a term extending through January 2003. This lease requires annual base rents of $101,772, $102,024 and $8,502, plus a sharing of certain expenses, for the years 2001, 2002 and 2003, respectively.

Various other equipment operating leases have been entered into and expire during future years.

Future lease commitments are as follows:

 2001                                                         $110,537
 2002                                                          104,000
 2003                                                            8,502
                                                            ------------
 Total                                                        $223,039
                                                            ============

The Company incurred total lease and rental expenses of $160,000, $106,600 and $74,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. INCOME TAXES

The tax effect of the Company's deferred tax assets is as follows:

                                                  DECEMBER 31
                                            2000               1999
                                     -----------------------------------

 Net operating loss carryforward       $ 18,820,000       $ 17,567,000
 Accrued liabilities                         58,000            108,000
 Inventory reserve                           13,000              3,000
 Tax credits                                602,000            903,000
                                     -----------------------------------
                                         19,493,000         18,581,000
 Valuation allowance                    (19,493,000)       (18,581,000)
                                     -----------------------------------
                                       $         --       $         --
                                     ===================================

At December 31, 2000, the Company had net operating loss carryforwards of approximately $47,050,000 that expire beginning in 2001 through 2020. In addition, the Company has research and development tax credits that expire beginning in 2001 through 2015. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company.


                              SpectraScience, Inc.

7. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $15,000, $14,300 and $21,000 for 2000, 1999 and 1998, respectively.

8. NOTE PAYABLE TO RELATED PARTY

The Company issued a convertible demand note for $600,005 on December 30, 1999 to a related party. A member of the board of directors of the Company is also a member of the board of directors of the payee. The note bore an annual interest rate of 6%, and was payable upon maturity, demand or conversion. During 2000, the note was converted into 171,430 shares of the Company's common stock at $3.50 per share with warrants to purchase 85,715 shares of common stock exercisable at $5.50 per share. These warrants are exercisable at any time and expire two years from the date of conversion.


EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number      Description
------      --------------------
3.1         Articles of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 3.1, for the quarter ended June 30, 2000.)
3.2         Bylaws, as amended. (Incorporated by reference to the Company's
            Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended
            December 31, 1995.)
10.1        SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992.
            (Incorporated by reference to the Company's Annual Report on Form
            10-K, Exhibit 10.12, for the year ended December 31, 1991.)
10.2        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's Board of Directors on July 11, 1991 and shareholders on
            January 30, 1992. (Incorporated by reference to the Company's Form
            8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File
            No. 033-63047, as filed on September 28, 1995.)
10.4        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996
            Annual Meeting of Shareholders.)
10.5        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the
            Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File
            No. 333-4393, as filed on May 23, 1996.)
10.6        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
            Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit
            10.10, for the year ended December 31, 1996.)
10.7        Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
            Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998. (Incorporated by reference to the Company's Annual
            Report of Form 10-K for the year ended December 31, 1997.)
10.8        Self-Insurance Trust Agreement between the Company and Richfield
            Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9        Form of Indemnification Agreement for all officers and directors.
            (Incorporated by reference to the Company's Annual Report on Form
            10-K for the year ended December 31, 1986.)
10.10       Employment Agreement and Severance Agreement between the Company and
            Brian T. McMahon dated September 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit
            10.23, for the year ended December 31, 1993.)
10.11       Severance (Change in Control) Agreement between the Company and
            Brian T. McMahon dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1996.)
10.12       Severance (Change in Control) Agreement between the Company and
            Ching-Meng Chew dated November 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.16, for the year ended December 31, 1996.)
10.13       Severance (Change in Control) Agreement between the Company and
            Chester E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.14       Five-Year Lease Agreement between the Company and St. Paul
            Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.15       Clinical Research Agreement between The General Hospital
            Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)

10.16 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.17 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.18 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.19 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.20 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.21 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.22 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.23 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1999.)
10.24 Form of Warrant, as amended, exercised in January 1999 by investors who participated in the Company's private placement of Convertible B Preferred Stock. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.25 Form of Warrant issued to investors who exercised their amended warrants in January 1999. (Incorporated by reference to Exhibit
            10.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.26 Form of Warrant issued to Qualified Lenders who exercised their warrants in March 1999. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.27 Form of Warrant issued to investors in the March 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.28 Form of Warrant issued to investors in the December 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.29 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on May 17, 2000. (Incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.)
10.30 SPECTRASCIENCE Inc, 2001 Stock Plan adopted by the Company's Board of Directors on February 12, 2001. (Incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.)
10.31 Severance (Change in Control) Agreement between the Company and Scott G. Anderson dated July 15, 2000, filed herewith.
23.1        Consent of Independent Auditors, filed herewith.
99.1        Cautionary Statement, filed herewith.