Form 10QSB
period 2001-03-31
SPECTRASCIENCE INC
filed 2001-05-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-13092

SpectraSCIENCE, INC.
(Exact name of small business issuer
as specified in its charter)

Minnesota	41-1448837
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

14405 21stAvenue N, Suite 111
Minneapolis, Minnesota 55447-4638
(Address of principal executive offices)

(763) 745-4120
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

The number of shares of the Registrant’s common stock, par value $.25 per share, outstanding on May 10, 2001 was 7,136,313.

Transitional Small Business Disclosure Format (Check One): Yes       No    X

SpectraSCIENCE, Inc.

FORM 10-QSB

March 31, 2001

Table of Contents

PART I -- FINANCIAL INFORMATION.........................................................3
   ITEM 1.     FINANCIAL STATEMENTS.....................................................3
   ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

PART I — FINANCIAL INFORMATION

SpectraSCIENCE, Inc.

FORM 10-QSB

BALANCE SHEETS (Unaudited)

	March 31, 2001	December 31, 2000(1)
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,630,382	$3,734,422
Inventory	406,874	258,303
Other current assets	79,044	87,878

Total current assets	3,116,300	4,080,603
Net fixed assets	253,569	268,692
Other assets	20,742	20,742

TOTAL ASSETS	$3,390,611	$4,370,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,766	$117,563
Note payable - trade creditors	36,022	47,597
Accrued compensation and taxes	105,470	249,985
Accrued expenses	64,049	68,020
Accrued clinical research fees	25,662	25,662

Total current liabilities	385,969	508,827

SHAREHOLDERS’ EQUITY
Common stock, $.25 par value:
Authorized--17,000,000 shares
Issued and outstanding--
7,004,438 shares on March 31, 2001 and
7,004,438 shares on December 31, 2000	1,751,110	1,751,110
Additional paid-in capital	53,249,591	53,249,591
Accumulated deficit	(51,996,059)	(51,139,491)

TOTAL SHAREHOLDERS’ EQUITY	3,004,642	3,861,210

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$3,390,611	$4,370,037

(1)	The balance sheet on December 31, 2000 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

SpectraSCIENCE, Inc.

FORM 10-QSB

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2001	2000
Operating expenses
Research and development	$610,828	334,573
Selling, general and administrative	291,397	242,518

Total operating expenses	902,225	577,091

Interest and other income	45,657	52,588

Net loss	$(856,568)	$(524,503)

Net loss per common share	$(0.12)	$(0.08)

Weighted average common shares outstanding	7,004,438	6,452,553

See notes to financial statements.

SpectraSCIENCE, Inc.

FORM 10-QSB

STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended March 31
	2001	2000
OPERATING ACTIVITIES
Net loss	$(856,568)	$(524,503)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	21,852	19,323
Changes in operating assets and liabilities:
Increase in inventories	(148,571)	(22,673)
Decrease in other current assets	8,834	15,782
Increase (Decrease) increase in current liabilities	(122,858)	10,538

Net cash used in operating activities	(1,097,311)	(501,533)

INVESTING ACTIVITIES
Purchase of fixed assets	(6,729)	(10,889)
Decrease in long term commitment	—	(13,698)

Net cash used in investing activities	(6,729)	(24,587)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	641,138

Net cash provided by financing activities	—	641,138

Net increase in cash and cash equivalents	(1,104,040)	115,018

Cash and cash equivalents at beginning of period	3,734,422	4,362,120

Cash and cash equivalents at end of period	$2,630,382	$4,477,138

See notes to financial statements.

SpectraSCIENCE, Inc.

FORM 10-QSB

March 31, 2001

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Certain statements in this Form 10-QSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as “may,” “expects,” “will continue,” “is anticipated,” “management believes,” “estimate,” “projects,” “hope” or similar expressions or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

NOTES TO FINANCIAL STATEMENTS

Note A      Basis of Presentation

        The accompanying unaudited financial statements of SpectraSCIENCE, Inc. (the “Company” or “we”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note B      Net Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, “Earnings Per Share” (the “Statement”). This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement was effective for the fiscal year ending December 31, 1998. For the quarter ended March 31, 2001, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Business

        SpectraSCIENCE, Inc. (the “Company” or “SpectraSCIENCE”) develops and manufactures innovative, Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The Optical Biopsy™ System is SpectraSCIENCE’s first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. SpectraSCIENCE received final FDA approval and European CE mark approval in the last quarter of the year 2000.

        The Company’s corporate offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The Company’s telephone number is (763) 745-4120, its fax number is (763) 745-4126, and its e-mail address is admin@spectrascience.com. The Company also has a web-site that can be accessed at http://www.spectrascience.com. The Company’s Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.

(b)      Results of Operations

        The Company recorded no revenue for the three months ended March 31, 2001 and March 31, 2000. As a result, the Company had no cost of products sold or gross profit for the same periods.

        Overall research and development expenses for the three months ended March 31, 2001 were $610,828, compared to $334,573 for the same period in 2000, an increase of 82.5%. Research and development expenses related specifically to new product and application development for the three months ended March 31, 2001 were $543,915, compared to $334,573 for the same period in 2000. During this period our research and development resources were focused on three cost-effectiveness and outcome based clinical studies, product refinement, and developing our platform technology for an additional application. The increase was primarily due to (i) clinical contract expenses, (ii) increased consulting expenses related to development of a next generation product, (iii) increased salary expense due to the addition of an engineer, and (iv) increased expenses relating to design engineering and product development for an additional application.

        Research and development expenses related to the development of manufacturing operations and processes for the three months ended March 31, 2001 were $66,913, compared to $0 for the same period in 2000. The increase was primarily due to (i) the hiring of a manufacturing engineer and an assembler, and (ii) an increase in tools and supplies expense. We expect to continue to have increased expenses for manufacturing operations as we prepare for anticipated sales.

        Selling, general and administrative expenses for the three months ended March 31, 2001 were $291,397, compared to $242,518 for the same period in 2000. The increase of 20.2% was primarily due to increased expenses related to hiring a director of marketing; a position that was vacant during the same period in 2000.

        Interest and other income for the three months ended March 31, 2001 was $45,657, compared to $52,588 for the same period in 2000. The decrease of 13.2% was due to lower balances in cash and cash equivalents.

        As a result of the above factors, the net loss for the three months ended March 31, 2001 was $856,568, compared to a net loss of $524,503 for the same period in 2000. This represents an increase of 63.3% from the same period in 2000. The net loss per share for the three months ended March 31, 2001 was $.12 compared to $.08 for the same period in 2000.

(c)      Liquidity and Sources of Capital

        Cash and cash equivalents on March 31, 2001 were $2,630,382, compared to $3,734,422 on December 31, 2000. The decrease in our cash position from December 31, 2000 to March 31, 2001 was primarily the result of operations.

        The working capital of the Company on March 31, 2001 was $2,730,331, compared to $3,571,776 on December 31, 2000. This decrease of 23.6% was primarily due to the net loss for the reasons previously stated.

        Net cash used in operating activities for the three months ended March 31, 2001 was $1,097,311, compared to $501,533 for the same period in 2000. The increased use of cash was primarily due to the larger net loss, an increase in inventory levels and a reduction in current liabilities between the same periods each year.

        Net cash used in investing activities for the three months ended March 31, 2001 was $6,729 compared to net cash used of $24,587 for the same period in 2000. This decrease was due to the reduction of a long-term commitment.

        There was no cash provided by financing activities for the three months ended March 31, 2001, compared to $641,138 for the same period in 2000.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

(a)      Warrant Exercises

        On April 2, 2001 the Company received net proceeds of $511,015 from the exercise of warrants to purchase 131,875 shares of Common Stock at $3.875 per share. These warrants were held by shareholders who invested in the Company’s private placement of common stock in March 1999. These warrants were scheduled to expire on March 12, 2001 and on March 31, 2001, but the Company extended the expiration date for those warrants expiring March 12, 2001 to March 31, 2001, and reduced the exercise price for all the warrants from $5.00 per share to $3.875. Warrants, as amended, to purchase 15,000 shares of Common Stock were not exercised and expired.

(b)     Cost Effectiveness and Outcome Clinical Studies

        The Company commenced a clinical outcome/evidence based clinical study at St. Mark’s Hospital and Academic Institute, London, United Kingdom during January 2001. St. Mark’s Hospital is an international referral center specializing in diseases of the colon. The European Union requires evidence of cost effectiveness similar to the United States. St. Mark’s has a well respected protocol system to prove effectiveness of new technologies.

        The Company commenced a clinical outcome and cost effectiveness study at the Veterans Administration Medical Center (VAMC), Minneapolis, Minnesota during February 2001. Dr. John Bond, Chief of Gastroenterology at VAMC is serving as the Principle Investigator for the study. Dr. Bond, Past President of the American Society for Gastrointestinal Endoscopy, was commissioned by the society, to author the currently used clinical guidelines for endoscopic colon cancer screening. As current chair of the Digestive Health Initiative’s Colorectal Education Campaign for prevention and treatment of colorectal diseases, Dr. Bond is in a unique position to assess the Optical Biopsy™ System for clinical outcomes and cost effectiveness.

        During March 2001, the Company commenced a Managed Care clinical outcome and cost-effectiveness study at Park Nicollet Institute, Minneapolis, Minnesota. Park Nicollet uses flexible sigmoidoscopy as part of its colorectal screening program for all of its estimated 44,000 patients age 50 and older, the group considered at “average risk” for developing the disease.

        Each the three clinical studies initiated during the first quarter of 2001 are reflective of the Company’s marketing strategy to perform our post-approval cost effectiveness studies to demonstrate the financial viability of the Optical Biopsy™ System with the premier thought leaders in the US and Europe.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K:      No reports on Form 8-K were filed by the Company during the quarter covered by this report.

SpectraSCIENCE, Inc.

FORM 10-QSB

March 31, 2001

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraSCIENCE, INC. (Registrant)

May 14, 2001 Date	/s/ Chester E. Sievert, Jr. CHESTER E. SIEVERT, JR. President and Chief Executive Officer (Principal Executive Officer)