Form 10QSB
period 2001-06-30
SPECTRASCIENCE INC
filed 2001-08-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2001
                                             -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                         Commission file number 0-13092
                                                -------

                              SPECTRASCIENCE, INC.
                    ----------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

               MINNESOTA                               41-1448837
--------------------------------------   ---------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification Number)
   of incorporation or organization)

                         14405 21ST AVENUE N, SUITE 111
                          MINNEAPOLIS, MINNESOTA 55447
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (763) 745-4120
                         -------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_   NO ___


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 8, 2001 was 7,148,813.


Transitional Small Business Disclosure Format (Check one):  Yes ___   No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2001


                                      INDEX

                                                                            PAGE
                                                                             NO.

Part I -- Financial Information..............................................  3

   ITEM 1.   Financial Statements............................................  3
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  6

Part II  Other Information...................................................  8

   ITEM 1.   Legal Proceedings...............................................  8
   ITEM 2.   Changes in Securities...........................................  8
   ITEM 3.   Defaults Upon Senior Securities.................................  8
   ITEM 4.   Submission of Matters to a Vote of Security Holders.............  8
   ITEM 5.   Other Information...............................................  9
   ITEM 6.   Exhibits and Reports on Form 8-K................................  9

Signatures................................................................... 10

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                                             June 30,       December 31,
                                                               2001            2000(1)
                                                           (UNAUDITED)
                                                           ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                               $  2,401,473     $  3,734,422
   Inventory                                                    435,556          258,303
   Other current assets                                          59,843           87,878
                                                           ------------     ------------
Total current assets                                          2,896,872        4,080,603

Net fixed assets                                                237,494          268,692
Other assets                                                     20,742           20,742
                                                           ------------     ------------
         TOTAL ASSETS                                      $  3,155,108     $  4,370,037
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    120,664     $    117,563
   Note payable - trade creditors                                 8,035           47,597
   Accrued compensation and taxes                               164,311          249,985
   Accrued expenses                                              72,689           68,020
   Accrued clinical research fees                                25,662           25,662
                                                           ------------     ------------
Total current liabilities                                       391,361          508,827

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized--17,000,000 shares
   Issued and outstanding--
     7,148,813 shares on June 30, 2001 and
     7,004,438 shares on December 31, 2000                    1,787,203        1,751,110
Additional paid-in capital                                   53,770,745       53,249,591
Accumulated deficit                                         (52,794,201)     (51,139,491)
                                                           ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                           2,763,747        3,861,210
                                                           ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                         $  3,155,108     $  4,370,037
                                                           ============     ============


(1) THE BALANCE SHEET ON DECEMBER 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          JUNE 30                            JUNE 30
                               -----------------------------     -----------------------------
                                   2001             2000             2001             2000
                                   ----             ----             ----             ----
Revenue                        $         --     $         --     $         --     $         --

Cost of products sold                    --               --               --               --
                               ------------     ------------     ------------     ------------
   Gross profit                          --               --               --               --

Operating expenses
   Research and development         508,728          401,432        1,119,160          736,005
   Selling, general and
     Administrative                 319,100          286,505          610,892          529,024
                               ------------     ------------     ------------     ------------
Total operating expenses            827,828          687,937        1,730,052        1,265,029

Interest and other income            29,685           55,038           75,342          107,627
                               ------------     ------------     ------------     ------------

Net loss                       $   (798,143)    $   (632,899)    $ (1,654,710)    $ (1,157,402)
                               ============     ============     ============     ============

Net loss per share             $      (0.11)    $      (0.10)    $      (0.23)    $      (0.18)

Weighted average common
   shares outstanding             7,143,335        6,365,196        7,074,270        6,408,874

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                      -----------------------------
                                                          2001             2000
                                                          ----             ----
OPERATING ACTIVITIES
  Net loss                                            $ (1,654,710)    $ (1,157,402)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                            43,299           39,116
    Changes in operating assets
       and liabilities:
         Increase in inventories                          (177,253)         (19,192)
         Decrease in other current assets                   28,035           18,956
         Decrease in current liabilities                  (117,467)        (663,088)
                                                      ------------     ------------

         Net cash used in operating activities          (1,878,096)      (1,781,610)

INVESTING ACTIVITIES
  Purchase of property and equipment                       (12,100)         (29,045)
Decrease in long term commitment                                --          (27,396)
                                                      ------------     ------------
Net cash used in investing activities                      (12,100)         (56,441)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   557,247        1,289,938
                                                      ------------     ------------
         Net cash provided by financing activities         557,247        1,289,938
                                                      ------------     ------------

  Net decrease in cash and cash equivalents             (1,332,949)        (548,113)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 3,734,422        4,362,120
                                                      ------------     ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $  2,401,473     $  3,814,007
                                                      ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2001

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimate," "projects," "hope" or similar expressions or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, for certain important cautionary factors, risks and uncertainties related to forward-looking statements.


                          NOTES TO FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures innovative, Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The Optical Biopsy System is SPECTRASCIENCE's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. SPECTRASCIENCE received FDA approval and European CE mark approval in the last quarter of the year 2000.

         The Company's corporate offices are located at 14405 21st Avenue N, Suite 111, Minneapolis, Minnesota 55447. The Company's telephone number is (763) 745-4120, its fax number is (763) 745-4126, and its e-mail address is info@spectrascience.com. The Company also has a web-site that can be accessed at http://www.spectrascience.com. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol SPSI.


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and six months ended June 30, 2001 and June 30, 2000. The Company had no cost of products sold or gross profit for the same periods.

         Overall research and development expenses for the three and six months ended June 30, 2001 were $508,728 and $1,119,160, compared to $401,432 and
$736,005 for the same periods in 2000. Research and development expenses related specifically to new product and application development for the three and six months ended June 30, 2001 were $429,386 and $973,301, compared to $401,432 and $736,005 for the same periods in 2000, reflecting expense increases of 7.0% and 32.2% respectively. For the three month period ended June 30, 2001, the Company continued to see increased expenses related to the ongoing cost-effectiveness and outcome based clinical studies, as well as increased expenses related to design R&D and consulting services for development of a next generation product. The increased expenses for this period were partially offset by reduced legal fees associated with regulatory filings and intellectual property. The 32.2% increase for the six months ended June 30, 2001 was primarily due to increased expenses related to the above mentioned clinical studies, new product development, and related consulting expenses.

         Research and development expenses related to the development of manufacturing operations and processes for the three and six months ended June 30, 2001 were $79,342 and $145,859, compared to $0 for the same periods in 2000. The increase was primarily due to (i) the hiring of a manufacturing engineer and an assembler, and (ii) an increase in tools and supplies expense. We expect to continue to have increased expenses for manufacturing operations as we prepare for anticipated sales.

         Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $319,100 and $610,892 compared to $286,505 and $529,024 for the same periods in 2000. The 11.4% and 15.5% increase for the three and six months ended June 30, 2001 was primarily due to increased salary expense in the sales and marketing department for a new hire that was not in place during the same periods last year. The increase was partially offset by reduced legal and consulting expenses.

         Interest and other income for the three and six months ended June 30, 2001 was $29,685 and $75,342, compared to $55,038 and $107,627 for the same periods in 2000. The decreases were primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and six months ended June 30, 2001 was $798,143 and $1,654,710, compared to a net loss of $632,899 and $1,157,402 for the same periods in 2000. The net loss per share for the three and six months ended June 30, 2001 was $0.11 and $0.23 compared to $0.10 and $0.18 for the same periods in 2000.


(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on June 30, 2001 were $2,401,473, compared to $3,734,422 on December 31, 2000. The decrease in the cash position from December 31, 2000 to June 30, 2001 was primarily due to the net loss incurred during the period.

         The working capital of the Company on June 30, 2001 was $2,505,511, compared to $3,571,776 on December 31, 2000. The decrease in working capital was primarily due to the reduction of cash and cash equivalents used for operations.

         Net cash used in operating activities for the six months ended June 30, 2001 was $1,878,096, compared to $1,781,610 for the same period in 2000. This increase was primarily due to the higher net loss for the six months ended June 30, 2001, and to a lesser extent, an increase in inventory.

         Net cash used in investing activities for the six months ended June 30, 2001 was $12,100, compared to $56,441 for the same period in 2000. The decrease was primarily due to the reduction of a long-term commitment the Company was subject to during this period in 2000.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $557,247, compared to $1,289,938 for the same period in 2000. The cash provided was from warrant exercises to purchase 136,875 shares of common stock and from stock option exercises to purchase 7,500 shares of common stock.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 2001.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made hereby to the Company's definitive proxy statement (Form DEF 14A) for the Annual Meeting of Shareholders held on May 10, 2001, as filed with the Securities and Exchange Commission on March 12, 2001, File No. 0-13092.

(a) The Annual Meeting of Shareholders of SPECTRASCIENCE, Inc. (the "Meeting") was held on May 10, 2001.

         Shareholders of record at the close of business on February 20, 2001, (the "Record Date") were entitled to receive notice of and to vote at the Meeting and any adjournment thereof. On the Record Date, 7,004,438 shares of SPECTRASCIENCE, Inc. Common Stock (the "Shares"), were entitled to vote at the Meeting, of which a total of 3,670,198 Shares, or 52.4% of the total Shares outstanding, were represented at the Meeting.

(b)      The following individuals were elected to serve as directors of the
         Company:

                  Chester E. Sievert, Jr.
                  Johan A.P.M de Hond
                  Terrence W. Glarner
                  Delwin K. Ohrt, M.D.

         The first item submitted to a vote of the shareholders was the proposal to elect four (4) persons to serve as directors until the next annual meeting of shareholders or until their respective successors shall be elected and qualified. All of the nominees for directors were elected by the shareholders. The final votes for each of the nominees were as follows:

Name                        No. of Votes     AS % OF TOTAL     No. of Votes     AS % OF TOTAL
                                 FOR          SHARES VOTED       WITHHELD       SHARES VOTED
-----------------------------------------------------------------------------------------------
Chester E. Sievert, Jr.       3,611,657          98.4%             57,461           1.6%
Johan A.P.M. de Hond          3,612,737          98.4%             57,461           1.6%
Terrence W. Glarner           3,610,851          98.4%             59,347           1.6%
Delwin K. Ohrt, M.D.          3,590,847          97.8%             79,351           2.2%

         There were no broker non-votes for this item.

         The second item submitted to a vote of the shareholders was approval of the adoption of the SPECTRASCIENCE 2001 Stock Plan. The amendment was ratified by the shareholders. The final votes for the proposal were as follows:

                                                                   AS % OF TOTAL
                Position               No. of Votes                SHARES VOTED
                ------------------------------------------------------------------
                FOR                      3,529,036                     96.2%
                AGAINST                    122,010                      3.3%
                ABSTAIN                     19,152                      0.5%

         There were no broker non-votes for this item.

         The final item submitted to a vote of the shareholders was ratification of the appointment of Ernst & Young LLP as independent public accountants for SPECTRASCIENCE for the current fiscal year ending December 31, 2001. The appointment was ratified by 99.4% of total shares voted. There were no broker non-votes.


ITEM 5.  OTHER INFORMATION

CLINICAL STUDIES

         The three clinical studies initiated during the first quarter of 2001 were ongoing during the second quarter of 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

FORM 8-K:   No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2001


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SPECTRASCIENCE, INC.
                              -------------------------------------
                                       (Registrant)



     AUGUST 14, 2001            /s/ CHESTER E. SIEVERT, JR.
-------------------------       -----------------------------------
          Date                  CHESTER E. SIEVERT, JR.
                                Chairman, Chief Executive Officer, and President
                                (Principal Executive Officer,
                                Principal Financial and Accounting Officer)