Form 10QSB
period 2001-09-30
SPECTRASCIENCE INC
filed 2001-11-13
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                              ---------------------
                      (Exact name of small business issuer
                          as specified in its charter)

                MINNESOTA                              41-1448837
-------------------------------------  ----------------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
  of incorporation or organization)

                         14405 21ST AVENUE N, SUITE 111
                          MINNEAPOLIS, MINNESOTA 55447
                   ------------------------------------------
                    (Address of principal executive offices)

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


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on November 9, 2001 was 7,153,813.


Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001


                                      INDEX

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

Part II  Other Information.....................................................8

    ITEM 1.  Legal Proceedings.................................................8
    ITEM 2.  Changes in Securities.............................................8
    ITEM 3.  Defaults Upon Senior Securities...................................8
    ITEM 4.  Submission of Matters to a Vote of Security Holders...............8
    ITEM 5.  Other Information.................................................8
    ITEM 6.  Exhibits and Reports on Form 8-K..................................8

Signatures.....................................................................9

PART I -- FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 BALANCE SHEETS

                                                       September 30,    December 31,
                                                           2001            2000(1)
                                                       ------------     ------------
                                                        (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                           $  1,847,859     $  3,734,422
   Inventories                                              472,715          258,303
   Other current assets                                      52,939           87,878
                                                       ------------     ------------
Total current assets                                      2,373,513        4,080,603

Net property and equipment                                  220,185          268,692
Other Assets                                                 20,742           20,742
                                                       ------------     ------------

         TOTAL ASSETS                                     2,614,440     $  4,370,037
                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $    276,577     $    117,563
   Note payable                                                  --           47,597
   Accrued compensation and taxes                           220,759          249,985
   Accrued expenses                                          90,263           68,020
   Accrued clinical research fees                             6,804           25,662
                                                       ------------     ------------
Total current liabilities                                   594,403          508,827

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized shares--17,000,000
   Issued and outstanding shares--
     7,153,813 on September 30, 2001 and
     7,004,438 shares on December 31, 2000                1,788,453        1,751,110
Additional paid-in capital                               53,797,013       53,249,591
Accumulated deficit                                     (53,565,429)     (51,139,491)
                                                       ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                       2,020,037        3,861,210
                                                       ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                     $  2,614,440     $  4,370,037
                                                       ============     ============


(1) THE BALANCE SHEET ON DECEMBER 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                        SEPTEMBER 30                     SEPTEMBER 30
                               -----------------------------     -----------------------------
                                   2001             2000             2001             2000
                                   ----             ----             ----             ----
Revenue                        $         --     $         --     $         --     $         --

Cost of products sold                    --               --               --               --
                               ------------     ------------     ------------     ------------
   Gross profit                          --               --               --               --

Operating expenses
   Research and development         481,085          365,130        1,600,245        1,101,135
   Selling, general and
     administrative                 310,013          238,561          920,906          767,585
                               ------------     ------------     ------------     ------------
Total operating expenses            791,098          603,691        2,521,151        1,868,720

Interest and other
   income (expense)                  19,870           54,114           95,212          161,740
                               ------------     ------------     ------------     ------------

Net loss                       $   (771,228)    $   (549,577)    $ (2,425,939)    $ (1,706,980)
                               ============     ============     ============     ============

Net loss per share             $      (0.11)    $      (0.08)    $      (0.34)    $      (0.26)

Weighted average common
   shares outstanding             7,151,748        6,835,808        7,100,380        6,522,224

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                       -----------------------------
                                                           2001              2000
                                                           ----              ----
OPERATING ACTIVITIES
  Net loss                                             $ (2,425,939)    $ (1,706,980)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                             65,575           50,571
    Changes in operating assets
      and liabilities:
        Increase in inventories                            (214,412)         (14,969)
        Decrease in other current assets                     34,940           66,762
        Increase (decrease) in current liabilities           85,575         (672,802)
                                                       ------------     ------------

        Net cash used in operating activities            (2,454,261)      (2,277,418)

INVESTING ACTIVITIES
  Purchase of property and equipment                        (17,067)         (24,754)
  Decrease in long term commitment                               --          (41,094)
                                                       ------------     ------------
  Net cash used in investing activities                     (17,067)         (65,848)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    584,765        1,396,476
                                                       ------------     ------------
        Net cash provided by financing activities           584,765        1,396,476
                                                       ------------     ------------

  Net increase (decrease) in cash and cash
  equivalents                                            (1,886,563)        (946,790)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                  3,734,422        4,362,120
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $  1,847,859     $  3,415,330
                                                       ============     ============

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases such as "may," "expects," "will continue," "is anticipated," "management believes," "estimate," "projects," "hope" or similar expressions or the negatives thereof identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical, currently anticipated or projected results. We caution you not to place undue reliance on forward-looking statements. Please refer to Exhibit 99 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, for certain important cautionary factors, risks and uncertainties related to investing in the Company.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


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


(b)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and nine months ended September 30, 2001 and September 30, 2000. The Company had no cost of products sold or gross profit for the same periods.

         Overall research and development expenses for the three and nine months ended September 30, 2001 were $481,085 and $1,600,245, compared to $365,130 and $1,101,135 for the same periods in 2000. Research and development expenses related specifically to new product and application development for the three and nine months ended September 30, 2001 were $404,596 and $1,377,897, compared to $365,130 and $1,101,135 for the same periods in 2000, reflecting an increase in expenses of 10.8% and 25.1% respectively. For the three month period ended September 30, 2001, the Company continued to see increased expenses related to its ongoing cost-effectiveness and outcome based clinical studies, as well as increased expenses for consulting services related to development of a next generation product and an additional application. The 25.1% increase for the nine months ended September 30, 2001 was primarily due to increased consulting expenses, expenses related to the above mentioned clinical studies, and new product/application development. The increase was partially offset by reduced travel and legal expenses.

         Research and development expenses related to the development of manufacturing operations and processes for the three and nine months ended September 30, 2001 were $76,489 and $222,348, compared to $0 for the same periods in 2000. The increase is primarily due to increased expenses related to manufacturing process consulting services, an increase in tools and supplies expense, the hiring of an assembler, and the cost of maintaining ISO 9001 certification. We expect to continue to have increased expenses for manufacturing operations as we prepare for anticipated sales.

         Selling, general and administrative expenses for the three month period ended September 30, 2001 were $310,013, a 30% increase, and for the nine month period ended September 30, 2001 were $920,906, a 20% increase, compared to the same periods in 2000. The third quarter increase was due primarily to increased salary expense for the Director of Marketing position which was vacant during the third quarter of 2000. The 20% increase for the nine month period was primarily due to increased salary expense for the reason stated above. The increase was partially offset by reduced legal, convention and travel, and consulting expenses.

         Interest and other income for the three and nine month periods ended September 30, 2001 were $19,870 and $95,212, respectively, a substantial decrease compared to the same periods in 2000. The decrease was primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and nine months ended September 30, 2001 was $771,228 and $2,425,939, compared to a net loss of $549,577 and $1,706,980 for the same periods in 2000. The net loss per share for the three and nine months ended September 30, 2001 was $0.11 and $0.34 compared to $0.08 and $0.26 for the same periods in 2000.

(c)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on September 30, 2001 were $1,847,859, compared to $3,734,422 on December 31, 2000. The decrease in the cash position from December 31, 2000 to September 30, 2001 was primarily due to the net loss incurred during the period.

         The working capital of the Company on September 30, 2001 was $1,779,110, compared to $3,571,776 on December 31, 2000. The decrease in working capital was primarily due to the reduction of cash and cash equivalents used for operations.

         Net cash used in operating activities for the nine months ended September 30, 2001 was $2,454,261, a $176,843 increase compared to the same period in 2000. The increase was primarily due to the higher net loss for period.

         Net cash used in investing activities for the nine months ended September 30, 2001 was $17,067, a $48,417 decrease compared to the same period in 2000. The decrease was primarily due to not having a long-term commitment to reduce during 2001.

         Net cash provided by financing activities for the nine month period ended September 30, 2001 was $584,765, a $811,711 decrease compared to the same period in 2000. The Company had fewer stock options exercised during this period in 2001, compared to the same period in 2000.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations at least through December 2001. Management believes additional cash will be required to fund continued operations and sales and manufacturing ramp up. The amount and timing of any future financing will be impacted by market conditions as well as other factors.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.     CHANGES IN SECURITIES

         Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.     OTHER INFORMATION

         The three clinical studies initiated during the first quarter of 2001 were ongoing during the third quarter of 2001.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1: International Distributor Agreement between the Company and Endoscopy U.K., Ltd. dated August 22, 2001.

Form 8-K:       No reports on Form 8-K were filed by SPECTRASCIENCE during the quarter covered by this report.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SPECTRASCIENCE, INC.
                                ----------------------------------
                                         (Registrant)



   NOVEMBER 13, 2001            /s/ CHESTER E. SIEVERT, JR.
------------------------        ----------------------------------
         Date                   CHESTER E. SIEVERT, JR.
                                Chairman, Chief Executive Officer, and President
                                (Principal Executive Officer,
                                Principal Financial and Accounting Officer)