Form 10KSB
period 2001-12-31
SPECTRASCIENCE INC
filed 2002-03-29
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2001
                                             -----------------

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

                      -----------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended December 31, 2001 were: $0

As of March 15, 2002, the number of outstanding shares of the Registrant's Common Stock, par value $.25 per share, was 7,153,813. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,664,303 based on the last reported closing sale price of $2.75 on March 15, 2002.

Transitional Small Business Disclosure Format (Check one): Yes _____  No __X__

                              SPECTRASCIENCE, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I                                                                         3

   Item 1.   Business..........................................................3

   Item 2.   Description of Property..........................................17

   Item 3.   Legal Proceedings................................................17

   Item 4.   Submission of Matters to a Vote of Security Holders..............17

PART II                                                                       17

   Item 5.   Market for Common Equity and Related Shareholder Matters.........17

   Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................18

   Item 7.   Financial Statements and Supplemental Data.......................22

   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................22

PART III                                                                      22

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................22

   Item 10.  Executive Compensation...........................................23

   Item 11.  Security Ownership of Certain Beneficial Owners and Management...27

   Item 12.  Certain Relationships and Related Transactions...................28

   Item 13.  Exhibits and Reports on Form 8-K.................................28

SIGNATURES                                                                    31

                              SPECTRASCIENCE, INC.
                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2001

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

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to this Annual Report on Form 10-KSB.


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

DEVELOPMENT OF THE BUSINESS
         SPECTRASCIENCE, Inc. ("SPECTRASCIENCE" or the "Company") was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SPECTRASCIENCE, Inc. Since 1996 the Company has been primarily focused on developing the WavSTAT(TM) Optical Biopsy System ("WavSTAT(TM) System."). The WavSTAT(TM) System is a proprietary, minimally invasive "spectroscopic system" that optically scans tissue in real-time to distinguish between normal and pre cancerous or cancerous tissue, without the need to remove tissue from the body.

PRODUCTS AND MARKETS
         SPECTRASCIENCE's first developed and FDA approved to market spectroscopic product is currently used during endoscopy of the colon when screening for colon cancer. The Company's second application of this technology for detecting esophageal cancer is ready to begin a Phase II clinical trial. SPECTRASCIENCE believes its core technology is a platform technology that can be developed for use in many areas of the human body.

INDUSTRY OVERVIEW

COLORECTAL CANCER

         The American Cancer Society estimates that 135,400 new cases of colorectal cancer are detected in the United States annually, and that more than 56,700 people died of colorectal cancer in the United States in 2001. Colorectal cancer accounts for approximately 10% of cancer deaths and is second only to lung cancer as the leading cause of cancer deaths in the United States. Because of age or other factors, 80 to 90 million people are considered at average risk for colorectal cancer and are eligible for colorectal cancer screening.

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

         Colorectal cancer is primarily diagnosed through the detection and analysis of polyps. Colon polyps are small masses of tissues in the colon that may be either benign or malignant. Since most polyps are asymptomatic, they are usually found incidentally during a preliminary endoscopic screening examination called a flexible sigmoidoscopy or colonoscopy.

         During a flexible sigmoidoscopy or colonoscopy, the endoscopist first makes a subjective, visual assessment of the polyp to evaluate it for size, texture, color, location and thus the potential pathology. The endoscopist determines visually whether the polyp is large (greater than 1.0 cm) or small (less than 0.5 cm), without physical measurement. If, during flexible sigmoidoscopy, a polyp is considered to be large the patient will be referred on for a full therapeutic colonoscopy where the polyp will be removed and the entire colon will be examined for additional polyps. If a polyp is considered to be small, the endoscopist must make a further determination as to the best course of action. Based on the determination, the endoscopist may refer the patient on for a full therapeutic colonoscopy, perform a biopsy (if the examining endoscopist performs biopsies), or place the patient under surveillance. Generally, if a polyp is deemed to be benign, no further colonoscopy or therapy is indicated and surveillance may be recommended. If it is deemed to be malignant or potentially malignant, a colonoscopy and subsequent removal is indicated.

         Human error on the part of the endoscopist can occur at various stages during a colon cancer screening examination: (i) in visually determining the size of a polyp, (ii) in visually assessing whether a small polyp is benign or malignant, and (iii) if a biopsy is indicated, which polyps should be sampled and where to sample them. Medical literature reports that accuracy rates among endoscopists in visually determining polyp size in determining their potential malignancy varies greatly, depending on the interpretive skills of the endoscopist. Accurate characterization of a polyp is critical because recent data has shown that 40%-60% of small polyps are either malignant or potentially malignant. SPECTRASCIENCE's clinical studies confirm the endoscopist's accuracy in visually assessing polyps as either benign or malignant to be approximately 82.7%; and when the WavSTAT(TM) I System was used the endoscopist's accuracy to distinguish a cancer or pre cancer increased to 96.3%.

BARRETT'S ESOPHAGUS

         Barrett's esophagus is generally linked with a common disorder known as Gastro-Esophageal Reflux Disease (GERD), the most common symptom being heartburn. The incidence of Barrett's esophagus has tripled over the last 20 years. Barrett's esophagus is known to be a precursor to esophageal cancer. Over 60 million Americans experience heartburn at least once a month and some studies have suggested that over 15 million Americans experience heartburn symptoms each day. Individuals suffering from several years of chronic heartburn are potential candidates for having Barrett's esophagus and should be screened. It is estimated that 10% to 15% of GERD patients (2 to 3 million people) have Barrett's esophagus.

         The chronic acid reflux experienced by Barrett's patients eventually causes changes in the tissue of the lower esophagus. The esophageal lining of a Barrett's patient is distinctly different compared to "normal" esophageal lining. In some Barrett's patients the tissue changes will advance to a stage where additional abnormal tissue called dysplasia is present. Dysplasia can be categorized in stages of low grade and high grade, and is known to be the next progressive step toward esophageal cancer, one of the most rapidly increasing and lethal cancers, as evidenced by a mere 14% five year survival rate.

         Barrett's esophagus, dysplasia and esophageal cancer patients are currently diagnosed by an endoscopy of the esophagus with multiple biopsies of the inner lining. Unfortunately for the patient, dysplasia is difficult to find and/or diagnose because the tissue changes are not visually apparent during endoscopic examination. Because pre cancerous stages such as dysplasia are not reliably visible during endoscopy, but are such a critical diagnosis, biopsies (as many as 25 at once) are performed either randomly or in a geometric pattern throughout the length of the esophagus in hopes of finding the most appropriate tissue.

Current medical practice follows the guidelines described below:

         * Patients with chronic GERD receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;
         * Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every one to two years to monitor for dysplasia;
         * Patients with Barrett's esophagus that has progressed to low grade dysplasia receive an endoscopy with multiple biopsies every six months to check for high grade dysplasia; and
         * Patients with Barrett's esophagus that has progressed to high grade dysplasia receive an endoscopy with multiple biopsies every three months to check for cancer and/or may be referred to esophageal surgical resection, photodynamic therapy or electrical ablation.

         The frequency of endoscopic surveillance for Barrett's patients increases as the pre cancerous stages advance in hopes of providing the earliest possible diagnosis. The ability of the physician to identify the various stages of the disease, particularly high grade dysplasia, is critical in order that the most appropriate and timely treatment can be delivered. The significant death rate associated with esophageal cancer is attributed to a lack of early diagnosis until the cancer has grown to an advanced stage. As with colorectal cancer, early and accurate detection, and progressive monitoring of the various stages of Barrett's esophagus, results in less-invasive, more cost-effective treatments with a greater chance for long-term patient survival.

         Currently there are no objective methods available in real time to assist the endoscopist in finding Barrett's esophagus or dysplasia. Endoscopic screening for tissue changes is done by taking random excisional biopsies, typically in a geometric pattern, at one-centimeter intervals throughout the length of the Barrett's esophagus. The biopsy tissue must then be sent to pathology to determine if the tissue is benign or malignant. We believe that use of our WavSTAT(TM) System will provide the endoscopist with additional objective information in real time regarding how actively the tissue is changing. Furthermore, we believe that use of our WavSTAT(TM) System will improve the selection of the "best" tissue to investigate and thus improve the physician's clinical accuracy to distinguish the various stages of Barrett's esophagus. The WavSTAT(TM) System is designed to facilitate collecting more definitive tissue samples, resulting in taking fewer biopsies.

WavSTAT(TM) OPTICAL BIOPSY SYSTEM

         The WavSTAT(TM) Optical Biopsy System allows the endoscopist to distinguish in real time whether tissue is normal, as opposed to pre cancerous or cancerous, by optically scanning tissue with an optical fiber and obtaining an instant analysis. Management believes use of the WavSTAT(TM) System can significantly improve the endoscopist's diagnostic accuracy, enabling the endoscopist to immediately determine the best course of treatment for the patient, reducing the need for additional procedures, minimizing the number of biopsies taken and, in some cases, permitting the physician to combine a diagnostic and therapeutic procedure in one visit.

          Currently the WavSTAT(TM) System has approval to be marketed with a software application for adjunctive use by the physician to distinguish in real time whether colon tissue is normal, as opposed to pre cancerous or cancerous. The Company has also developed additional statistical algorithm software that can be used with the same WavSTAT(TM) System to differentiate between normal esophageal tissue or Barrett's esophagus and dysplastic or cancerous tissue. Phase I clinical studies have been completed for this second application and the Company is prepared to begin Phase II clinical studies.

         The WavSTAT(TM) System has three components:

         * a console which houses a laser, electronic components that collect emitted fluorescent signals, and a computer that operates the WavSTAT(TM) System,
         * WavSTAT(TM) Optical Biopsy Forceps which incorporate an optical fiber that transmits and collects light energy to and from the tissue being evaluated; the WavSTAT(TM) Optical Biopsy Forceps can also be used to treat the patient by removing diseased tissue after diagnosis has been made, and
         * proprietary software that manages system operations and a statistical tissue recognition algorithm that facilitates data analysis and provides an interpretation of the tissue.

         The WavSTAT(TM) System operates by transmitting low level monochromatic laser light from the console through the optical fiber in the forceps directly to the tissue being analyzed. The tissue in contact with the optical fiber absorbs the light, and the resulting tissue auto-fluorescence is collected and returned to the console for analysis by the same optical fiber. The result of the analysis is then immediately displayed on the monitor for the endoscopist's use in making a clinical decision.

         The WavSTAT(TM) II console, which received FDA approval in December 2001, consists of a laser, a spectrophotometer, a computer, a graphic user interface and a power supply, all of which can be incorporated into an existing rack system or supplied with a stand alone mobile cart. The WavSTAT(TM) II console has several added features such as an improved user interface, a printer that can provide the systems diagnostic results for the patient file, and a bar code scanner to monitor device usage and ensure device quality. The software includes diagnostic modules that check the system for intrinsic faults or errors that could affect system performance or results. The modules provide the user with specific information allowing them to either resolve the problem or contact us for support and service. The proprietary Optical Biopsy Forceps component is essentially a standard non-electrical biopsy forceps. The forceps includes a central lumen that allows the optical fiber to be easily positioned during the procedure. The optical fiber, when connected to the forceps, serves as an optical conduit between the console and the tissue being examined. The forceps affords the endoscopist the added capability to collect a physical biopsy or, during flexible sigmoidoscopy or colonoscopy, perform polyp removal without having to remove the optical fiber and replace it with a standard biopsy forceps.

         We believe that our core technology can be applied to other medical specialties to differentiate between normal, and pre cancerous or cancerous tissues in other areas of the body. We can provide no assurance that the WAVSTAT(TM) System will be commercialized, that we will capture the market share we anticipate, or that we will successfully adapt the WavSTAT(TM) System for use in other medical specialties.

CLINICAL STUDIES

         SPECTRASCIENCE has partnered with several reputable clinical partners, recognized for the quality of medical research conducted at their facilities, the quality of medical treatment provided to their patients, and their ability to act as product champions. SPECTRASCIENCE intends to continue to focus on locating and working with credible clinical partners, not only for development of additional product applications for its technology platform, but also for the purpose of obtaining reimbursement for optical biopsy technology.

COLORECTAL CANCER

         SPECTRASCIENCE conducted clinical trials to prove the safety and efficacy of the WavSTAT(TM) Optical Biopsy System; trials that were necessary to obtain FDA approval for the WavSTAT(TM) Optical Biopsy System for use during endoscopic screening for the detection of colorectal cancer. The results of our clinical studies demonstrated that the accuracy of the endoscopist alone in distinguishing a cancer or pre cancer was 82.7%, compared to 96.3% when the endoscopist used the WavSTAT(TM) System.

         During 2001, SPECTRASCIENCE conducted beta site clinical outcome studies at Park Nicollet Institute and the Veterans Administration Medical Center, both in Minneapolis, Minnesota, and St. Marks Hospital and Academic Institute in London, United Kingdom. Each of our partners were carefully selected so as to place the technology in the hands of those most able to critically evaluate it and see the opportunities the technology has to offer to current medical practice for endoscopic screening of the colon. Feedback from our clinical partners during the studies resulted in improved features to the system. These features were incorporated into the WavSTAT(TM) II System, which received FDA clearance on December 4, 2001. The Company also used information gained from these outcome studies to support submission of an additional supplement in February 2002, which if approved by the FDA, reduces the cost to build the console by an amount in excess of 50% of SPECTRASCIENCE's current cost.

         The beta site clinical outcome studies serve multiple purposes such as
(i) demonstrating to users how the WavSTAT(TM) System fits into their practice,
(ii) demonstrating to endoscopists how the WavSTAT(TM) System can increase their diagnostic accuracy, and (iii) using the data collected to support and justify the cost-effectiveness of the system to the institution as well as to support new reimbursement codes for optical biopsy technology. Results of these outcome studies are not currently available because the studies have not been completed with the new WavSTAT(TM) System. Furthermore, the studies have been paused and the systems have been temporarily withdrawn, in order to ensure the Company has sufficient resources to complete the process of locating a strategic corporate marketing partner. The Company intends, and our clinical partners have agreed, to complete these clinical studies after additional financial resources have been obtained.

BARRETT'S ESOPHAGUS

         SPECTRASCIENCE conducted a Phase I multi-center clinical study for the detection of esophageal cancer/Barrett's esophagus at the Mayo Clinic and the University of California at San Francisco (UCSF). This clinical trial was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT(TM) System for this type of application.

         A total of 86 patients with Barrett's esophagus were enrolled into the trial with 580 optical and physical biopsies taken. From the data a proprietary tissue recognition algorithm used to distinguish between various pathologies of Barrett's esophagus was developed. The results of our preliminary evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high grade dysplasia versus low grade dysplasia or non-dysplastic Barrett's esophagus. These results suggest use of the WavSTAT(TM) System may be feasible in detecting Barrett's esophagus at its various stages. We originally planned to begin a Phase II clinical study in the third quarter of 2001. The Phase II clinical study is now slated to begin during the second quarter of 2002. The delay is to keep the Companys operating costs down until additional financial resources are obtained.

PRODUCT RESEARCH AND DEVELOPMENT

         Our research and development expenditures for the year ended December 31, 2001 were $2,041,769 and $1,655,927 for the year ended December 31, 2000.
Management intends to continue to make significant investments in research and development. Research and development activities are performed by our employees and outside consultants.

         Our research and development efforts during the past three years have been focused primarily on (i) gaining FDA approval for WavSTAT(TM) I and II Systems, as well as development of WavSTAT(TM) III, (ii) outcome studies for the WAVSTAT(TM) System for use during endoscopic screening of the colon, (iii) development of a Barrett's esophagus application, (iv) designing and developing our proprietary forceps, and (v) identifying the next application/technology for addition to our platform technology.

         Having received FDA approval, our 2001 research and development efforts were specifically focused on conducting post-FDA clearance outcome-based clinical studies, development of WavSTAT(TM) III, developing our algorithm for a Barrett's esophagus application, and researching new technologies, stand-alone or in conjunction with spectroscopy, for expansion of our platform technology.

         There can be no assurance that we will be able to develop other applications for the WavSTAT(TM) System.

GOVERNMENT REGULATIONS

UNITED STATES

         Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements we could face:

         *  fines, injunctions or civil      *  total or partial suspension
            penalties                           of production
         *  recall or seizure of our         *  inability to obtain
            products                            pre-market clearance/
         *  criminal prosecution                approval for our devices
         *  a recommendation that we not     *  withdrawal of marketing
            be allowed to contract with         approvals
            the government

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, clearance, advertising and promotion of such products.

         In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT(TM) System is a Class III device. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization.

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

         A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols approved by the Institutional Review Board at each participating research institution. These boards oversee and approve all clinical studies at their institutions. Second, a pre-market approval (PMA) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

         If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a pre-market approval application typically takes from six months to two years from the date the application is accepted for filing, but can be significantly longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee, will likely be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

         If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an approval letter or a conditional approval letter which contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue a pre-market approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

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

         SPECTRASCIENCE's pre-market approval application for market clearance of the WavSTAT(TM) Optical Biopsy System for use during endoscopic screening of the colon was submitted in September 1998, and approved by the FDA in November 2000. Any changes or additions to the approved product require the submission of a supplement to the original PMA filing. Based upon beta site outcome clinical studies, features were added to the WavSTAT(TM) System, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT(TM) II System was approved by the FDA in November 2001. SPECTRASCIENCE submitted a supplement for approval of WavSTAT(TM) III in February 2002, and is awaiting a response from the FDA. Management anticipates that product improvements requiring approval or any new applications, such as for Barrett's esophagus, developed for the WavSTAT(TM) System will be submitted as supplements to the original filing rather than as original PMA filings.

         SPECTRASCIENCE is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. SPECTRASCIENCE will be subject to additional federal, state and local environmental laws when commercial development and production of the WavSTAT(TM) System begins. Management is not aware of any manufacturing methods for the WavSTAT(TM) System that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) SPECTRASCIENCE will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon SPECTRASCIENCE's ability to do business.

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

         Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies go through the ISO certification process in order to obtain the CE mark. SPECTRASCIENCE received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SPECTRASCIENCE must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. SPECTRASCIENCE was audited in 2001 and remains ISO 9001 certified. There can be no assurance that we will be able to maintain ISO 9001 certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications have arisen with respect to market introduction because of differences among countries in areas such as labeling requirements. SpectraScience may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

         Other areas of the world such as Japan, Asia, South America, etc., will be targeted for regulatory compliance once European and domestic sales begin. Each additional country will have its own regulatory approval process that SPECTRASCIENCE will have to comply with in order to make sales.

DISTRIBUTION, MARKETING AND CUSTOMERS

         SPECTRASCIENCE's primary objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real time between healthy, and pre cancerous or cancerous tissue. During 2001, our marketing efforts were focused on establishing the cost-effectiveness of our first approved product, the WavSTAT(TM) System, and its optical biopsy technology.

         Demonstrating cost-effectiveness to integrated healthcare networks is a critical pre-condition to selling a new product. Cost-effectiveness is demonstrated through outcome-based clinical studies, which are essential to initiate the sales cycle. SPECTRASCIENCE conducted beta site outcome-based clinical studies using the WavSTAT(TM) System with the intent of demonstrating improved patient outcomes through early detection, and decreased patient care costs. Management believes outcome-based trials that demonstrate better clinical outcomes and the acceptance of the WavSTAT(TM) System by key opinion leaders in the health care industry are critical elements in gaining market acceptance by integrated healthcare networks and third party reimbursement for the WavSTAT(TM) System. As a result of these clinical studies, physicians identified certain key features to be added to the WavSTAT(TM) System to address certain user needs. These improvements lead to the development and regulatory approval of WavSTAT(TM) II and submission of WavSTAT(TM) III. These improvements were also made to improve the cost-effective outcomes of the WavStat(TM) System.

         Product introduction will require a sales force or a strategic corporate partner that has strongly established call patterns within Managed Care. Management believes the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT(TM) System, will be a strong component of a product introduction strategy. Accordingly, management recognizes that the current sales and marketing infrastructure of SPECTRASCIENCE is neither broad nor deep enough to execute a product introduction strategy to customers at this time.

         SPECTRASCIENCE is therefore seeking a strategic partner or alliance, to further develop and implement product introduction, marketing and sales capabilities. Management is focused on partners with large sales forces and established call patterns within Managed Care. Management believes that use of distributors in its international target markets is still appropriate. The distributors should have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success in those markets. We can provide no assurance that we will be able to enter into such strategic partnerships on favorable terms or at all.

THIRD-PARTY REIMBURSEMENT

         We plan to market and sell the WavSTAT(TM) Optical Biopsy System and other products primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Sales of the WavSTAT(TM) System will, in part, be dependent on the availability of adequate reimbursement from these third party payors for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and time savings recognized, and clinical benefits that we believe will be derived from the use of our products.

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

         Funding for Medicare and Medicaid is subject to limits set by Congress. In 1997, as part of the Balanced Budget Act of 1997, Congress approved Medicare coverage for preventive colorectal cancer screening tests. Diagnosis-related group reimbursement for endoscopic procedures such as flexible sigmoidoscopy, colonoscopy and polypectomy, including fees for physical biopsies, has been established. Because studies have shown that colorectal cancer screening can prevent 20%-40% of potential colorectal cancers and 30%-50% of colorectal cancer deaths, management believes that such funding should lead to (i) greater awareness of colorectal cancer among the general population, (ii) larger budgets for screening, (iii) higher reimbursement levels, and (iv) potentially the establishment of new reimbursement codes for new technologies like optical biopsy. This does not, however, provide any assurances that the increased funding will lead to third party reimbursement for the WavSTAT(TM) System.

         Therefore, upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies are not currently approved for reimbursement by third-party payors, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist's ability to accurately differentiate among polyps in the colon, thereby leading to early detection and subsequent treatment of colorectal cancer.

         Medical equipment capital costs incurred by hospitals are reimbursed separately from diagnosis-related group payments. Changes in federal legislation, or policies of the government or third-party payors that reduce reimbursements under capital cost pass through systems, could adversely affect the market for our products.

         As stated previously, demonstrating cost-effectiveness and improved patient outcomes is critical to the sales cycle since payers evaluate these factors in determining whether to reimburse for new technologies. Payers may also delay reimbursement decisions for a year or more, even when provided with cost-effectiveness data, while they conduct their own technology assessments. The availability of peer-reviewed literature regarding the technology may help payers in reducing this technology assessment timeline. To promote the dissemination of literature regarding the WavSTAT(TM) System and optical biopsy technology, SPECTRASCIENCE intends to have published clinical utility data in peer-reviewed journals during 2002.

         Management expects that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, and capitation pricing are very familiar themes within healthcare. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies, to compete with larger established firms, or with established technologies. Lobbying activities are often necessary to bring to light the value of these new technologies. Lobbying activities require extensive amounts of corporate resources. SPECTRASCIENCE anticipates that a strategic partner with stronger and established marketing and sales capabilities would have the resources necessary to assist the Company's lobbying activities with regard to optical biopsy technology.

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

MANUFACTURING AND SOURCES OF SUPPLY

         To date, our manufacturing activities have consisted of assembling a limited number of WavSTAT(TM) Systems for use in various clinical trials. We do not have experience in manufacturing our products in commercial quantities or with the yields that will be necessary for us to achieve significant commercial sales. Currently, we complete the basic assembly of the WavSTAT(TM) console in-house. We assemble the components, many of which are widely available, and inspect and test the completed systems at our facilities. The forceps are produced by a leading U.S. contract manufacturer of medical forceps.

         The WavSTAT(TM) System will have to be manufactured in accordance with current Quality System Regulations requirements in order for us to sell our products in the U.S., and ISO 9001 standards in order for us to sell our products in the European Union. These requirements impose certain procedural and documentation requirements upon us with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom we contract to perform certain manufacturing processes.

         Many of the raw materials or components used in the manufacture of our products are "off the shelf" items and are available from more than one vendor. However, certain components such as the laser light source, spectrophotometer and Optical Biopsy Forceps, needed for the manufacture of our product, are available only from sole or limited source suppliers. The process of qualifying additional or replacement vendors for certain components or services can be time-consuming and expensive, especially in the medical device industry.

         We currently have an agreement with Portlyn Corporation, a leading contract manufacturer of medical forceps in the United States, under which they have agreed to supply us with the quantities of forceps that we require. This agreement expires no earlier than March 2005 but may be renewed by the contract manufacturer for an additional two years upon six months' notice. Even though the performance of the suppliers of the forceps and other components and raw materials has generally been satisfactory, they may not continue to perform up to our standards, meet government regulations or handle labor unrest, if any.

COMPETITION

         The medical device industry is highly competitive. Management believes the Company has few direct competitors in applying spectroscopy for the differentiation of normal, pre cancerous or cancerous tissues in the gastrointestinal tract; however, the development of products using spectroscopic diagnostics for various medical specialties is rapidly growing. To the best of our knowledge, no other competitors have completed FDA clinical studies or submitted a pre-market approval application to the FDA or received CE Mark authority to distribute a product for the detection of colorectal or esophageal cancer.

         The companies that are listed below have developed or are in the process of developing products that use light-based spectroscopic technology that could potentially compete with our products or technologies.

         * Xillix Technologies (Richmond, British Columbia, Canada) has an FDA approved product that uses light-based spectroscopy for detection of cancer in the lungs, the LIFE-Lung system, which it began to commercialize in 1998. Xillix had joint distribution and development agreements with Olympus Optical Co. of Japan, covering the LIFE-Lung systems that came into dispute in 1999. Pursuant to a settlement agreement in August 2001, requiring a payment of $7.3 million to Xillix, the matter was resolved. Xillix is now focused on developing their Onco-LIFE product. Although they are focused primarily on the lung application, Xillix has publicly announced its intentions to expand into the gastrointestinal tract.

         * BioLuminate, Inc. (San Jose, California) is a privately held start-up company that has developed a "Smart Probe" for breast cancer detection. The Smart Probe is delivered to the appropriate site by a sharp needle with an optical fiber in the center. The technology uses light and electricity to make certain measurements to indicate the presence or absence of cancer. Clinical trials began in the fourth quarter of 2001.

         * SpectRx (Norcross, GA) is focused on the development and manufacture of painless and bloodless spectrophotometry based alternatives to currently available medical diagnostic and monitoring procedures. Their first FDA approved product, BiliCheck, is for the monitoring of infant jaundice and was initially commercialized in 1999. They are developing other spectroscopy systems that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring and diabetes screening, as well as for cervical cancer detection.

         * MediSpectra, Inc. (Lexington, MA) has been focused on developing a system that improves on the current standards for cervical cancer detection. The system consists of an in-vivo, non-contact device that simultaneously uses UV fluorescence and white light to scan the cervix in a single measurement. It then uses the measurement to localize sites for biopsy, the goal being to detect precursors to cervical cancer. In November 1999, MediSpectra announced that preliminary data they collected using their second-generation research device correctly identified pre cancerous cervical lesions with an accuracy superior to the current diagnostic standard of care. To date, no public announcement has been made regarding the start of an FDA clinical study.

         * Mediscience Technology (Cherry Hill, New Jersey) has conducted feasibility clinical studies for oral leukopakia, a pre cancerous condition of the mouth, with a prototype product called CD SCAN. They also plan to conduct clinical studies in the areas of breast cancer and Barrett's esophagus with products using spectroscopic technology.

         * Lifespex (Bothell, Washington) is a development stage company that has successfully developed a light-based cervical cancer detection device called CERVISCAN. The company is currently in clinical trials at six sites and expects to submit the device for FDA approval late in 2002.

         * Polartechnics, Inc (Sidney, Australia) is developing a tissue auto-fluorescence probe for cervical cancer detection called the TruScan. The company has initiated clinical trials in Europe for the detection of cervical cancer. Polartechnics' second product, SkinPolarprobe, a melanoma detection device, has been placed in clinics in Australia for testing and development.

         Many of these companies have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

         *  greater capital resources        *  greater resources and
         *  greater manufacturing               expertise in the areas of
            resources                           research and development
         *  greater resources and            *  greater expertise in
            expertise in testing                obtaining regulatory
            products in clinical trials         approvals
                                             *  greater resources for
                                                marketing and sales
                                                activities

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

         We currently own exclusive rights to a total of five issued, allowed and pending U.S. patents and applications, and four pending international patent applications. SPECTRASCIENCE has four issued U.S. patents and one related pending U.S. patent application. The issued patents are entitled "Optical Biopsy Forceps" (U.S. Patents 5,762,613 and 6,129,683), "Optical Biopsy Forceps System and Method of Diagnosing Tissue" (U.S. Patent 6,006,102) and "Optical Biopsy(TM) System and Methods for Tissue Diagnosis" (U.S. Patent 6,174,291). SPECTRASCIENCE is the exclusive licensee through The Massachusetts General Hospital of U.S. Patent 5,843,000 entitled "Optical Biopsy Forceps and Method of Diagnosing Tissue" and a pending international patent application. The patents expire between November 2012 and May 2018. Three of the issued patents and the pending patent application are directed to types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. The remaining issued patent pertains to the Optical Biopsy(TM) System and methods of use. Each of the international applications designates twenty countries for patent protection. The additional pending U.S. patent application pertains to various apparatus and methods for diagnosing tissue, and providing the physician with additional information regarding whether it is necessary to take a biopsy sample.

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

EMPLOYEES

         As of March 15, 2002, SPECTRASCIENCE had 8 full-time employees, six of whom were engaged in product engineering design and development, manufacturing, and regulatory affairs, and two of whom were engaged in sales and marketing, and finance and administration. During the period from December 1, 2001 to January 31, 2002, the Company reduced its workforce by six full-time and part-time employees in response to changing economic and market conditions. SPECTRASCIENCE is not subject to any collective bargaining agreement and management believes that employee relations with its current employees are generally satisfactory.

         SPECTRASCIENCE relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. Management has been successful in attracting and retaining qualified technical personnel. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain skilled employees.


ITEM 2.    DESCRIPTION OF PROPERTY

         SPECTRASCIENCE leases its principal executive offices at 14405 21st Avenue North, Suite 111, Minneapolis, Minnesota. This facility consists of approximately 13,282 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $8,502 for the next 13 months. The current rent including a pro rata share of operating expenses and real estate taxes is approximately $12,686 per month. The lease expires at the end of January 2003. Management believes that appropriate levels of standard property and casualty insurance coverage on SPECTRASCIENCE property are being maintained.

ITEM 3.    LEGAL PROCEEDINGS

         We are not currently party to any material legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of the security holders during the fourth quarter of 2001.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         Since March 18, 1999, our common stock has been trading on the Over-The-Counter Bulletin Board under the symbol "SPSI." The common stock originally traded under the symbol "GVMI." In September 1992, the stock symbol was changed from "GVMI" to "SPSC." The stock symbol was subsequently changed to "SPSI" in June 1994. On March 15, 2002, the last reported bid price of the common stock was $2.75.

         The following table sets forth, for the periods indicated, the high and low bid prices as reported by NASDAQ and OTC Bulletin Board. To the best of our knowledge, we believe that the information obtained from these sources is accurate.

                              2001 Stock Prices (1)      2000 Stock Prices (1)
                            -------------------------  -------------------------
         QUARTER ENDED         High Bid    Low Bid        High Bid    Low Bid
         -----------------  -------------------------  -------------------------
         March 31               $ 5.375     $4.250         $11.125     $4.000
         June 30                $ 7.700     $3.750         $ 9.000     $5.750
         September 30           $ 7.750     $3.750         $ 9.375     $3.750
         December 31            $ 4.490     $2.140         $12.375     $5.000
         -----------------------------------------------------------------------

         (1) The prices of the common stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. The sales prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

         On March 15, 2002, we had approximately 900 registered shareholders of record of 7,153,813 shares of our common stock, excluding shareholders that are registered in "street-names." We estimate that there are approximately 4,200 beneficial shareholders of our common stock.

DIVIDENDS

         To date, SPECTRASCIENCE has not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund development of its business. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that follow such financial statements.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

         Research and Development Costs: Our policy on research and development costs determines the timing of our recognition of certain development costs. In general, our current policy classifies all current research and development expenses as expenses. In the future, management may determine to classify certain research and development expenses as capitalized development costs. Management's determination in such situation will involve management's professional judgment in determining whether such subsequent development costs meet the criteria for immediate expense or capitalization.

         Other Long-Lived Assets: Property, plant and equipment and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

PLAN OF OPERATION

         For the past three years SPECTRASCIENCE has been focused on the design, development, clinical testing, regulatory approval, and initial commercialization of the WavSTAT(TM) I System. Additionally, we have gained regulatory approval of WavSTAT(TM) II, and are awaiting FDA approval of WavSTAT(TM) III. In addition to designing, developing and testing next generation products, SPECTRASCIENCE has developed a second application for Barrett's esophagus, which is ready for Phase II clinical testing estimated to be started in 2002.

         Finally, SPECTRASCIENCE spent significant amounts of effort on multiple clinical outcome studies necessary to gain reimbursement. SPECTRASCIENCE must have cost effectiveness data for the WavSTAT(TM) System to present to HCFA and other governmental agencies in order to obtain reimbursement codes. Cost effectiveness data is collected through outcome based clinical studies. In addition, this same data is one of several pieces of information that managed care will require when making a buy decision. The secondary accomplishments of the outcome based clinical studies are integrated with our marketing efforts. They provide an opportunity to demonstrate to key opinion leaders the clinical utility and ease of use of the WavSTAT(TM) System. Management believes this in turn should help drive clinical acceptance.

         During the next year SPECTRASCIENCE intends to:

         * complete outcome based clinical studies, both in the United States and the United Kingdom,
         *  publish in peer-reviewed journals,
         * submit to HCFA, an application for reimbursement codes for use of the WavSTAT(TM) System upon completion of the outcome based clinical study in the United States,
         * begin Phase II clinical studies with our Barrett's esophagus application,
         * continue to develop the market with key physician opinion leaders, both international and domestic, for our approved product as well as for a Barrett's esophagus application,
         *  begin sales both domestically and internationally, and
         * continue to develop strategic relationships for distribution and marketing.

         The cash position of SPECTRASCIENCE on December 31, 2001 was $969,861. Company management believes this amount of cash is not sufficient to fund basic operations through fiscal year 2002. Financing efforts were initiated in August 2001, however, an economic recession accelerated by the events of September 11, 2001, changed the availability of equity financing. As a result, management retained Greene, Holcomb & Fisher, LLC to assist the Company in its review and evaluation of strategic alternatives. SPECTRASCIENCE will need to complete a financing transaction in 2002 in order to be able to financially execute the current business plan. We believe we will need to hire additional employees in 2002 to support the manufacturing, marketing and sales, research and development, and administrative functions.

RESULTS OF OPERATIONS

         The following discussion of SPECTRASCIENCE's financial condition and results of operations should be read in conjunction with the Financial Statements and the notes thereto included in this Form 10-KSB.

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

         REVENUE. We recorded no revenue for the years ended December 31, 2001 and 2000. We anticipate that we will begin generating revenue during fiscal year 2002 from sales of the WavSTAT(TM) System.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2001 totaled $2,041,769, compared to $1,655,927 for the year ended December 31, 2000. This represented an increase of $385,842 or 23.3%. The increased costs can be primarily attributed to continued development of next generation products and a new application, particularly increased consulting and design engineering expenses, outcome based clinical studies expenses and maintaining ISO 9001 certification. The increased expenses were partially offset by lower expenses related to salaries, legal and travel.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2001 totaled $1,032,055, compared to $997,320 for the year ended December 31, 2000. This represented an increase of $34,735 or 3.5%. The increased expenses were due to increased salary expenses in 2001 compared to 2000, primarily due to the hiring of a director of marketing in February 2001. This position was vacant during 2000. We also had increased expenses related to audit and tax services. The increased expenses were partially offset by reduced legal, travel and seminar expenses.

         INTEREST AND OTHER INCOME (EXPENSE). Interest and other income for the year ended December 31, 2001 totaled $103,523, compared to $244,959 for the year ended December 31, 2000. This represented a decrease of $141,436 or 57.7%. The reduction was due to lower interest income due to lower cash balances and interest rates throughout 2001 compared to 2000.

         NET LOSSES. As a result of the above factors, we reported a net loss of $2,970,301 for the year ended December 31, 2001, compared to a net loss of $2,408,288 for the year ended December 31, 2000. This represents an increase of $562,013 or 23.3%, and was primarily due to increased research and development expenses and increased expenses related to marketing and sales activities as previously discussed. The net loss was $.42 per share for the year ended December 31, 2001, compared to a net loss of $.36 per share for the year ended December 31, 2000. We anticipate that our net loss will increase at least through fiscal year 2002 as we commercialize the WavSTAT(TM) System, continue our research and development efforts as they pertain to next generation products, and develop additional applications for the WavSTAT(TM) System.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         REVENUE. We recorded no revenue for the years ended December 31, 2000 and 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2000 totaled $1,655,927, compared to $1,356,986 for the year ended December 31, 1999. This represented an increase of $298,941 or 22%. While awaiting FDA clearance to begin commercialization of the Optical Biopsy(TM) System, we focused our efforts on developing next generation products and exploring additional applications. The increased costs can be primarily attributed to increased expenses related to the development of next generation products, particularly design engineering expenses and consulting expenses related to software development. We also had increased legal expenses related to additional patent filings, and increased rent expense related to a larger facility. During 1999 the Optical Biopsy(TM) System was moved through the clinical trial phase towards the production phase. Because of this, we had lower contract expenses related to clinical trials in 2000.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000 totaled $997,320, compared to $794,221 for the year ended December 31, 1999. This represented an increase of $203,099 or 25.6%. The majority of the increased expenses were due to increased marketing and sales related activities. We had increased salary expenses in 2000 compared to 1999 primarily due to the hiring of a marketing and sales vice president. This position was vacant the first seven months of 1999. We also had increased expenses related to conventions, seminars and travel. The increased marketing and sales expenses were partially offset by reduced legal expenses. In 1999, due to changes in management, we incurred increased consulting expenses in the areas of financial management and investor relations consulting. During 2000, we were able to reduce our consulting expenses in these areas.

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

         NET LOSSES. As a result of the above factors, we reported a net loss of $2,408,288 for the year ended December 31, 2000, compared to a net loss of $2,179,833 for the year ended December 31, 1999. This represents an increase of $228,455 or 10.5%, and was primarily due to increased research and development expenses and increased expenses related to marketing and sales activities as previously discussed. The net loss was $.37 per share for the year ended December 31, 2000, compared to a net loss of $.41 per share for the year ended December 31, 1999. We anticipate that our net loss will increase at least through fiscal year 2001 as we commercialize the WavSTAT(TM) System, continue our research and development efforts as they pertain to next generation products, and develop additional applications for the WavSTAT(TM) System.

LIQUIDITY AND CAPITAL RESOURCES

         SPECTRASCIENCE has financed its operations since 1992 principally through private placements of its common and preferred stock. From October 1992, when we began development of our current products and changed our name, until December 31, 2001, we had obtained funds aggregating approximately $16.2 million in net proceeds from the issuance of common stock and preferred stock. As of December 31, 2001, SPECTRASCIENCE had cash and cash equivalents of $969,861 and working capital of $1,207,011.

         Net cash used in operating activities was approximately $3.35 million for the year ended December 31, 2001, and $2.45 million for the year ended December 31, 2000. The net cash used in operating activities resulted primarily in net losses attributable to our research and development activities, and general corporate operations. Net cash used in investing activities was $17,069 for the year ended December 31, 2001, and $56,161 for the year ended December 31, 2000. The net cash used in investing activities was primarily attributable to the purchase of network infrastructure. Net cash provided by financing activities was $584,766 for the year ended December 31, 2001, and $1,903,271 for the year ended December 31, 2000. The net cash provided by financing activities in 2001 was attributable to the exercise of warrants and stock options. Specifically, SPECTRASCIENCE received a total of $18,750 during 2001 pursuant to the exercise of stock options to purchase 7,500 shares of our common stock. SPECTRASCIENCE also received a total of $566,016 during 2001 from the exercise of warrants to purchase 141,875 shares of our common stock.

         SPECTRASCIENCE expects to incur significant additional operating losses through at least 2002, as outcome-based clinical studies are completed, research and development activities continue, and sales and marketing efforts to commercialize the WavSTAT(TM) System continue. Company management anticipates that it does not have sufficient cash and cash equivalents to fund basic operations through fiscal year 2002, and that the Company needs to complete a financing transaction in 2002 in order to be able to financially execute the current business plan. There is no assurance that the Company will be able to complete a financing transaction on terms and conditions satisfactory and/or favorable to the Company.

         SPECTRASCIENCE's future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

         *  the timing and progress of outcome-based clinical trials,
         * the timing and extent to which SPECTRASCIENCE's products gain market acceptance,
         *  the timing and expense of product introduction,
         * the timing and expense of developing marketing and distribution channels,
         * the progress and expense of developing next generation products and new applications for the WavSTAT(TM) System,
         * the potential requirements and related costs for product modifications,
         * the timing and expense of various U.S. and foreign regulatory filings,
         * the maintenance of various U.S. and foreign government approvals, or the timing of receipt to obtain additional approvals, and
         *  the status and maintenance of SPECTRASCIENCE's patent portfolio.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Audited financial statements for each of the three years ended December 31, 2001, 2000 and 1999 are filed as part of this Form 10-KSB. See Index to Financial Statements starting on Page F.


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

Name                       Age    Title                                 Director Since
----                       ---    -----                                 --------------
Scott G. Anderson          47     President, Chief Executive Officer,   December 2001
                                  Corporate Secretary, and Director
Chester E. Sievert, Jr.    50     Chairman of the Board of Directors    June 1999
Johan A.P.M. De Hond       48     Director                              June 1999
Terrence W. Glarner        58     Director                              September 2000
Delwin K. Ohrt, M.D.       61     Director                              September 2000

         SCOTT G. ANDERSON joined SPECTRASCIENCE on February 7, 2000, as Vice President Marketing and Sales and was promoted to President and Chief Executive Officer in December 2001. Mr. Anderson has over 22 years of sales, marketing and business development experience within the medical device industry. From 1995 until joining SPECTRASCIENCE, he was Manager of Business Development for Olympus America, Inc., the worldwide leader in endoscopic and imaging devices in gastroenterology. During Mr. Anderson's sales tenure, Olympus built the flexible endoscopy market, which includes endoscopes used in the colon and esophagus, and commands an 85 percent market share today. During his 20-year career at Olympus, Mr. Anderson held various senior management positions in sales, business development and operations. Mr. Anderson has a Bachelor of Science Degree in Biology from Bard College in Red Hook, New York.

         CHESTER E. SIEVERT, JR. was President and Chief Executive Officer of the Company from January 1999 to December 2001. He joined SPECTRASCIENCE as a consultant in June 1996, and has held various executive positions since November 1996. Prior to joining SPECTRASCIENCE, Mr. Sievert was a founder and President at two medical product companies, ReTech, Inc. from 1980 to 1986, and FlexMedics Corporation from 1986 to 1995. Both companies were sold respectively to American Endoscopy, Inc. and Phillips Plastics Corporation. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and international patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

         JOHAN A.P.M. DE HOND, M.D. has been with Hospital Sophia in Zwolle, and Hospital Diaconesse in Meppel, The Netherlands, since 1992 as a Senior Urologist. Dr. de Hond completed his medical education in 1979 at the University of Utrecht, also in The Netherlands. Dr. de Hond's background includes specialty training in surgery as well as urology. Dr. de Hond has a clinical interest in photodynamic therapy.

         TERRENCE W. GLARNER has been President of West Concord Ventures, Inc., a venture capital company, since February 1993. He also consults with Norwest Venture Capital, an entity affiliated with Norwest Growth Fund, Inc. Prior to starting West Concord Ventures, Inc., Mr. Glarner was President of North Star Ventures, Inc. from 1988 to February 1993. He has a Bachelor of Arts degree in English from the University of St. Thomas, a J.D. degree from the University of Minnesota Law School, and is a Chartered Financial Analyst. He currently serves as a director of five publicly-held companies including: Aetrium, Cima Labs, Inc., Datakey, Inc., FSI International Inc., and NVE Corporation. He is also a director of Oncotech, Inc., a privately-held company.

         DELWIN K. OHRT, MD was Medical Director and Vice President at Blue Cross and Blue Shield of Minnesota from 1986 to 1996, and was Chairman of the Health Technology Assessment Committee of the Minnesota Department of Health from 1994 to 1996. He was the Vice President of Clinical Resources and Medical Affairs for Voluntary Hospitals of America, Upper Midwest, Inc. from 1997 to 1998, and currently serves a variety of health related technology companies, including Medica, a Minnesota based HMO, as a consultant. Dr. Ohrt received his M.D. degree with a specialty in Pathology from the University of Nebraska in 1965 and a Master's degree in Management from the Sloan School of Management, Massachusetts Institute of Technology, Boston, Massachusetts in 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities of SPECTRASCIENCE with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, based upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors, and 10% shareholders were satisfied with the exception of one late filing of a Form 4 for each of Mssrs. De Hond, Glarner and Ohrt. Each of these late Form 4s related to grants of stock options that were automatically granted to non-employee directors upon approval of the 2001 Stock Plan at the 2001 Annual Shareholders Meeting on May 10, 2001.

ITEM 10.   EXECUTIVE COMPENSATION.

         The following table shows for the fiscal year ending December 31, 2001, compensation awarded, paid to, or earned by SPECTRASCIENCE's Chief Executive Officer and to all executive officers whose salary and bonuses exceeded $100,000 for that year (the "Named Executive Officers"):

                                                    Annual Compensation                 Long Term
                                       ---------------------------------------------  Compensation
                                                                                       Securities     All Other
                                                                      Other Annual     Underlying      Compen-
Name and Principal Position            Year     Salary      Bonus    Compensation(1)  Option/s SARs   sation(6)
---------------------------------------------------------------------------------------------------------------
SCOTT G. ANDERSON...................   2001    $183,240    $53,384           $6,000      25,000 (2)         --
President, Chief Executive             2000     161,769         --            5,392     300,000 (3)         --
Officer and Corporate Secretary

CHESTER E. SIEVERT, JR..............   2001    $151,704    $66,000           $5,500      50,000 (2)     $5,509
Chairman of the Board of Directors     2000     150,000     54,000            6,000     100,000 (4)      5,580
                                       1999     135,000     44,000            6,000     145,000 (5)      5,300

----------------------

(1)  Other Annual Compensation consists of a car allowance of $500 per month.

(2) Details of these stock option grants are provided in the following table entitled "Option Grants in Last Fiscal Year."

(3) Represents a ten-year stock option to purchase 300,000 shares of our common stock at an exercise price of $6.0688 per share, with one-third vesting after one year, one-third vesting upon the Company achieving $1 million in net revenue, and one-third vesting upon the Company achieving $3 million in net revenue. Of this stock option to purchase 300,000 shares, 9,667 were granted pursuant to the 1991 Stock Plan and the remaining 290,333 were granted outside of the 1991 Stock Plan.

(4) Represents a ten-year stock option to purchase 50,000 shares of our common stock at an exercise price of $4.20 per share, vesting one-third per year over three years. Mr. Sievert was also granted a ten-year stock option to purchase 50,000 shares of our common stock at an exercise price of $4.0063 per share, which vested immediately upon grant. Both stock options were granted pursuant to the 1991 Stock Plan.

(5) Represents a ten-year stock option to purchase 45,000 shares of our common stock at an exercise price of $4.0833 per share, granted pursuant to the 1991 Stock Plan. Six thousand of these shares vested immediately, with the remainder vesting one-third per year over three years. Mr. Sievert was also granted two ten-year stock options, each to purchase 50,000 shares of our common stock, one of which vested immediately upon grant, and one of which vested on November 19, 1999, when SPECTRASCIENCE received a recommendation for approval of its pre-market approval application by an FDA medical device panel. Both stock options have an exercise price of $4.4141 per share.

(6) All Other Compensation includes amounts contributed to the SPECTRASCIENCE Savings and Retirement Plan, which qualifies as a plan under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and other fringe benefits.

OPTION AND STOCK APPRECIATION RIGHTS

         The following table sets forth information concerning individual grants of stock options made to the Named Executive Officers of SPECTRASCIENCE during the year ended December 31, 2001. No stock appreciation rights ("SARs") were granted or exercised during the year ended December 31, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
                         -----------------------------------------------------------  Potential Realizable Value
                           Number of     % of Total                                   at Assumed Annual Rates of
                           Securities     Options                                    Stock Price Appreciation for
                           Underlying    Granted to    Exercise or                           Option Term (4)
                            Options     Employees in   Base Price                    ----------------------------
Name                        Granted     Fiscal Year    ($/sh) (3)   Expiration Date         5%            10%
----------------------   ------------- -------------- ------------ ----------------- ----------------------------
Scott G. Anderson         25,000 (1)        9.4%        $5.1667     January 31, 2011    $  79,535      $ 203,156
Chester E. Sievert, Jr.   50,000 (2)       18.8%        $5.1667     January 31, 2011    $ 159,069      $ 406,312

----------------------

(1) Represents a ten-year stock option to purchase 25,000 shares of our common stock at an exercise price of $5.1667 per share, vesting one-third per year over three years.

(2) Represents a ten-year stock option to purchase 50,000 shares of our common stock at an exercise price of $5.1667 per share, vesting one-third per year over three years.

(3) The exercise price was determined based on the greater of (a) the prevailing market price (defined as the closing sale price) of our common stock on the date of grant or (b) the average of the closing sale prices of our common stock for the ten trading days immediately prior to the date of grant.

(4) Potential realizable value is net of the exercise price, but before taxes associated with exercise. Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term, multiplied by the number of shares subject to the stock option. These values are calculated based on regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels, or at any other defined level.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

         The following table sets forth certain information concerning individual exercises of stock options during the year ended December 31, 2001 and the value of unexercised stock options as of December 31, 2001 for each of the Named Executive Officers of SPECTRASCIENCE.

                                                                                   Value of Unexercised
                           Shares                    Number of Securities              In-the-Money
                        Acquired on    Value        Underlying Unexercised             Options/SARs
                          Exercise    Realized      Options/SARs at FY-end           at FY-End (1)(2)
                        ------------ ---------- ----------------------------- -----------------------------

                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
                                                ------------- --------------- ------------- ---------------
Scott G. Anderson                 --        --       100,000          225,000        -- (3)              --
Chester E. Sievert, Jr.           --        --       347,078          100,001        -- (3)              --

(1) Upon the exercise of a stock option, the optionee must pay the exercise price in cash or stock. Stock options are "in-the-money" if the closing bid price for our common stock is greater than the exercise price of the stock options. The closing bid price for our common stock on December 31, 2001 was $2.56 per share. The value of the stock option is calculated by taking the difference between the exercise price and the closing bid price on December 31, 2001, and multiplying this difference by the number of shares of our common stock subject to the stock option. When the exercise price exceeds the closing bid price of our common stock, the stock option is deemed not to be "in-the-money."

(2) Does not include the number or value of unexercisable stock options granted subsequent to December 31, 2001. No SARs were held by any of the Named Executive Officers on December 31, 2001.

(3) None of the stock options held by Mssrs. Anderson and Sievert were "in-the-money" as of December 31, 2001.

CHANGE-IN-CONTROL ARRANGEMENTS

         SPECTRASCIENCE entered into a Severance Agreement with Mr. Sievert on May 21, 1997, and Mr. Anderson on July 15, 2000, providing for severance pay in the event of a "Change in Control." A "Change in Control" of the Company will be deemed to have occurred, among other things, upon (i) the sale or other disposition of substantially all of the assets of the Company, (ii) the approval by the Company's shareholders of a plan or proposal for the liquidation or dissolution of the Company, (iii) an event that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act, (iv) any person becoming the beneficial owner of 40% or more of the combined voting power of the Company's outstanding securities, or (v) a change in the composition of the Board of Directors such that the individuals who constitute the Board of Directors as of the effective date of the agreement cease for any reason to constitute at least the majority thereof (with exceptions for individuals who are nominated or otherwise approved by the current Board of Directors). Each of these Severance Agreements provides for severance pay if the employment of the respective person is terminated, either voluntarily or involuntarily, during the three-year period following a Change in Control event. The severance payment shall be equal to full compensation for one year and payment will be made in a lump sum upon termination. In addition to the severance payment, Messrs. Sievert and Anderson will be entitled to the following benefits upon a Change in Control event: (i) 18 months of life, accident and health and dental insurance benefits; (ii) 12 months of out-placement services; (iii) complete coverage for fiduciary liability and directors' and officers' insurance for a period of six years after a Change in Control event; (iv) indemnification for any losses that might result from actions taken in good faith before the "Date of Termination" (as defined in the Severance Agreement); (v) reimbursement for all legal fees and expenses incurred as a result of termination, except to the extent such payment would constitute a "parachute payment" within the meaning of Section 280G of the Code;
(vi) all benefits under the Company's Savings and Retirement Plan, or any successor to such plan and any other plan or arrangement relating to retirement benefits; (vii) all benefits and rights under any and all Company stock purchase, restricted stock grant and stock option plans or programs, or any successor to any such plans or programs, which shall be in addition to, and not reduced by, any other amounts payable under the Severance Agreements; and (viii) immediate vesting of all outstanding but unvested stock options. If there had been a Change in Control event during the fiscal year ended December 31, 2001, and the employment of Messrs. Sievert and Anderson was immediately terminated, Messrs. Sievert and Anderson would have been entitled to receive, pursuant to the terms of their respective Severance Agreements, a lump sum payment upon termination of $202,020 and $261,072, respectively.

         All stock option agreements outstanding under the 1991 Stock Plan provide for the acceleration of exercisability of options immediately prior to a change in control event (except in certain cases where the optionee is terminated for "cause" or resigns without "good reason.")

MANAGEMENT CHANGE OF CONTROL INCENTIVE PLAN

         SPECTRASCIENCE entered into a Management Change of Control Incentive Plan ("Incentive Plan") on January 31, 2002, providing for incentive payments to "Key Employees" in the event of a "Change of Control." A "Change of Control" of the Company will be deemed to have occurred, among other things, upon (i) any consolidation or merger of the Company with or into another corporation or entity (after which the pre-existing shareholders of the Company do not own a majority of the outstanding shares of the surviving entity), (ii) an acquisition or sale of substantially all of the assets of the Corporation or a sale of stock in a single transaction (or several related transactions) to one person (or a group acting together) who, as a result of such transaction, shall own more than 50% voting control of the Company, or (iii) any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Incentive Plan provides for incentive payments to "Key Employees" including Mssrs. Anderson and Sievert, upon closing of a transaction representing a Change of Control. The incentive payment shall be made from an acquisition pool equal to 15% of the cash and/or market value of any securities received upon a Change of Control reduced by (i) the selling and other expenses incurred by the Company in connection with such transaction, and (ii) by the liabilities of the Company, if any, retained by the Company following such transaction (not including any liabilities created as a result of the establishment of the Incentive Plan), and
(iii) any contingent payments payable in connection with any Change of Control that are paid to shareholders. If there is a Change of Control event as defined in this paragraph, Messrs. Anderson and Sievert would be initially entitled to receive, 50% and 33% respectively, of the acquisition pool.

         The Board of Directors may eliminate or add Company employees or consultants as Key Employees or may increase or decrease the percentage allocation to a Key Employee (except Scott Anderson) in its sole discretion. The Board of Directors may terminate the Incentive Plan at any time prior to a Change of Control as long as such action will not adversely affect any Incentive Plan beneficiary. In addition, the Incentive Plan will automatically terminate upon the earlier to occur of (i) the closing and completion of all payments under the terms of the Incentive Plan, or (ii) the automatic conversion of all of the Company's outstanding preferred stock into common stock pursuant to the restated articles of incorporation of the Company or (iii) a qualified initial public offering.

REMUNERATION OF MEMBERS OF THE BOARD OF DIRECTORS

         DIRECTORS' FEES. The Company pays each non-employee director $500 for each Board of Directors' meeting and committee meeting attended and reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings.

         AUTOMATIC OPTION GRANT. Pursuant to the SPECTRASCIENCE, Inc. 2001 Stock Plan each non-employee director is entitled to receive a stock option to purchase 15,000 shares of Common Stock when first elected to the Board of Directors. In addition each non-employee director will be entitled to receive an automatic annual stock option grant to purchase 5,000 shares of Common Stock upon re-election to the Board of Directors except if a non-employee director initially commences service on the Board of Directors after December 1 of any calendar year such director will be entitled to receive an automatic stock option grant to purchase 2,500 shares of Common Stock upon re-election at the next successive meeting of shareholders. The exercise price of the option is based on the greater of (a) the prevailing market price (defined as the closing price) of the Common Stock on the date of grant or (b) the average of the closing prices of the Common Stock for the ten trading days immediately prior to the date of grant.

         The options granted to non-employee directors under the 2001 Stock Plan expire ten years from the date of grant (subject to earlier termination in the event of death), are not transferable (except by will or the laws of descent and distribution), and become fully exercisable one year after the date of grant.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of SPECTRASCIENCE Common Stock as of March 15, 2002, by:
(a) each director of SPECTRASCIENCE; (b) each Named Executive Officer of SPECTRASCIENCE; (c) each person or entity known by us to own beneficially more than five percent of the Common Stock; and (d) all the directors and executive officers of SPECTRASCIENCE as a group.

                                                              Amount and Nature of      Percent of Class
           NAME AND ADDRESS OF BENEFICIAL OWNER               Beneficial Ownership   Beneficially Owned (9)
                                                              --------------------   ----------------------
Reggeborgh Beheer BV
Postbox 319, 7460 AH Rijssen, The Netherlands...............       816,145 (1)               11.3%

Perkins Capital Management, Inc. and
The Perkins Opportunity Fund
730 East Lake Street, Wayzata, MN 55391-1769................       399,527 (2)                5.6%

Chester E. Sievert, Jr.
14405 21st Avenue N, Suite 111, Minneapolis, MN 55447.......       397,078 (3)                5.3%

Scott G. Anderson
14405 21st Avenue N, Suite 111, Minneapolis, MN 55447.......       108,333 (4)                1.5%

Johan A.P.M. De Hond
Van Hambroeckmarke 1, 8016 KM Zwolle, The Netherlands.......        35,000 (5)                   *

Terrence W. Glarner
160 Montrose Place, St. Paul, MN 55104......................        17,500 (6)                   *

Delwin K. Ohrt, M.D.
14405 21st Avenue N, Suite 111, Minneapolis, MN 55447.......        17,500 (7)                   *

Officers and Directors as a Group (5 persons)...............       575,411 (8)                7.4%

* less than 1%
-------------------------------
(1) Includes (a) 730,430 shares owned by Reggeborgh Beheer BV, and (b) 85,715 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 15, 2002.
(2) As of March 15, 2002 included (a) 224,527 shares owned by Perkins Capital Management, Inc. and (b) 175,000 shares owned by The Perkins Opportunity Fund (collectively "Perkins").
(3) Includes 397,078 shares issuable upon the exercise of stock options held by Mr. Sievert that are exercisable within 60 days of March 15, 2002.
(4) Includes 108,333 shares issuable upon the exercise of stock options held by Mr. Anderson that are exercisable within 60 days of March 15, 2002.
(5) Includes 35,000 shares issuable upon the exercise of stock options held by Mr. de Hond that are exercisable within 60 days of March 15, 2002.
(6) Includes 17,500 shares issuable upon the exercise of stock options held by Mr. Glarner that are exercisable within 60 days of March 15, 2002.
(7) Includes 17,500 shares issuable upon the exercise of stock options held by Mr. Ohrt that are exercisable within 60 days of March 15, 2002.
(8) Reflects 575,411 shares issuable upon the exercise of stock options held by all directors and executive officers (5 persons) that are exercisable within 60 days of March 15, 2002. Excludes 200,000 shares issuable upon the exercise of stock options by Mr. Anderson upon the successful completion of certain revenue related performance milestones.
(9) Based upon 7,153,813 shares of our common stock outstanding on March 15, 2002.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         Audited financial statements for each of the three years ended December 31, 2001, 2000 and 1999 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F.

REPORTS ON FORM 8-K.

         None.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number    Description
------    -------------------
3.1 Articles of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 3.1, for the quarter ended June 30, 2000.)
3.2 Bylaws, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended December 31, 1995.)
10.1 SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 1991.)
10.2 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995.)
10.4 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.)
10.5 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-4393, as filed on May 23, 1996.)
10.6      Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
          Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.10, for the year ended December 31, 1996.)
10.7      Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
          Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.8 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9 Form of Indemnification Agreement for all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.10 Severance (Change in Control) Agreement between the Company and Chester E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.11 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.12 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)
10.13 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.14 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.15 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.16 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)

10.17 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.18 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.19 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.20 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1999.)
10.21 Form of Warrant, as amended, exercised in January 1999 by investors who participated in the Company's private placement of Convertible B Preferred Stock. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.22 Form of Warrant issued to investors who exercised their amended warrants in January 1999. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.23 Form of Warrant issued to Qualified Lenders who exercised their warrants in March 1999. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.24 Form of Warrant issued to investors in the March 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.25 Form of Warrant issued to investors in the December 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.26 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on May 17, 2000. (Incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.)
10.27 SPECTRASCIENCE Inc, 2001 Stock Plan adopted by the Company's Board of Directors on February 12, 2001. (Incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.)
10.28     Severance (Change in Control) Agreement between the Company and Scott
          G. Anderson dated July 15, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.31, for the year ended December 31, 2000.)
10.29 Management Change of Control Incentive Plan adopted by the Board of Directors on January 31, 2002, filed herewith.
23.1      Consent of Independent Auditors, filed herewith.
99.1      Cautionary Statement, filed herewith.

                              SpectraScience, Inc.

                          Audited Financial Statements

                  Years Ended December 31, 2001, 2000, and 1999




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


                                     Page F

                         Report of Independent Auditors


The Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming SpectraScience, Inc. will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 22, 2002


                              SpectraScience, Inc.

                                 Balance Sheets

                                                                        DECEMBER 31
                                                                    2001            2000
                                                            ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    969,861      $  3,734,422
   Inventory                                                        510,141           258,303
   Prepaid expenses                                                  86,619            79,315
   Other current assets                                                 161             8,563
                                                            ----------------------------------
Total current assets                                              1,566,782         4,080,603

Fixed assets:
   Office furniture and computer equipment                          332,309           320,662
   Machinery and equipment                                          581,281           575,861
   Leasehold improvements                                            11,186            11,186
                                                            ----------------------------------
                                                                    924,776           907,709
   Less accumulated depreciation                                   (727,048)         (639,017)
                                                            ----------------------------------
                                                                    197,728           268,692
Other assets                                                         70,936            20,742
                                                            ----------------------------------
Total assets                                                   $  1,835,446      $  4,370,037
                                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    178,086      $    117,563
   Note payable - trade creditors                                    50,209            47,597
   Accrued compensation and taxes                                    58,259           249,985
   Accrued expenses                                                  71,913            68,020
   Accrued clinical research fees                                     1,304            25,662
                                                            ----------------------------------
Total current liabilities                                           359,771           508,827

Stockholders' equity:
   Common stock, $.25 par value:
     Authorized shares - 17,000,000
     Issued and outstanding shares - 7,153,813 in 2001 and
       7,004,438 in 2000                                          1,788,454         1,751,110
Additional paid-in capital                                       53,797,013        53,249,591
Accumulated deficit                                             (54,109,792)      (51,139,491)
                                                            ----------------------------------
Total stockholders' equity                                        1,475,675         3,861,210
                                                            ----------------------------------
Total liabilities and stockholders' equity                     $  1,835,446      $  4,370,037
                                                            ==================================

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                            Statements of Operations

                                                    YEAR ENDED DECEMBER 31
                                            2001             2000             1999
                                      ------------------------------------------------
EXPENSES
Research and development                $ 2,041,769      $ 1,655,927      $ 1,356,986
Selling, general and administrative       1,032,055          997,320          794,221
                                      ------------------------------------------------
Net loss from operations                 (3,073,824)      (2,653,247)      (2,151,207)

OTHER (INCOME) EXPENSE
Interest and other (income) expense        (103,523)        (244,959)          28,626
                                      ------------------------------------------------

Net loss                                $(2,970,301)     $(2,408,288)     $(2,179,833)
                                      ================================================

Net loss per share                      $      (.42)     $      (.36)     $      (.41)
Weighted average common shares
 outstanding                              7,113,848        6,641,958        5,288,974

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                  Statement of Changes in Stockholders' Equity

                                                               COMMON STOCK           ADDITIONAL
                                                        --------------------------      PAID-IN      ACCUMULATED
                                                           SHARES        AMOUNT         CAPITAL        DEFICIT          TOTAL
                                                        -------------------------------------------------------------------------
Balance, December 31, 1998                                4,737,804   $  1,184,451   $ 45,586,659   $(46,551,370)   $    219,740
   Exercise of warrants into common stock                   174,998         43,749        481,251             --         525,000
   Exercise of Series B preferred stock detachable
     warrants into common stock                              87,668         21,917        463,490             --         485,407
   Exercise of stock options                                131,200         32,800        375,910             --         408,710
   Private placement of common stock                      1,289,035        322,259      3,984,939             --       4,307,198
   Net loss                                                      --             --             --     (2,179,833)     (2,179,833)
                                                        -------------------------------------------------------------------------
Balance, December 31, 1999                                6,420,705      1,605,176     50,892,249    (48,731,203)      3,766,222
   Private placement of common stock                         13,000          3,250         42,250             --          45,500
   Exercise of Series A preferred stock detachable
     warrants into common stock                              10,000          2,500         27,500             --          30,000
   Exercise of Series B preferred stock detachable
     warrants into common stock                              79,250         19,813        376,437             --         396,250
   Conversion of note payable to related party into
     common stock                                           171,430         42,858        557,147             --         600,005
   Exercise of Private Placement detachable warrants
     into common stock                                       15,000          3,750         78,750             --          82,500
   Exercise of stock options                                295,053         73,763      1,275,258             --       1,349,021
   Net loss                                                      --             --             --     (2,408,288)     (2,408,288)
                                                        -------------------------------------------------------------------------
Balance, December 31, 2000                                7,004,438      1,751,110     53,249,591    (51,139,491)      3,861,210
   Exercise of warrants into common stock                   141,875         35,469        530,547             --         566,016
   Exercise of stock options                                  7,500          1,875         16,875             --          18,750
   Net loss                                                      --             --             --     (2,970,301)     (2,970,301)
                                                        -------------------------------------------------------------------------
Balance, December 31, 2001                                7,153,813   $  1,788,454   $ 53,797,013   $(54,109,792)   $  1,475,675
                                                        =========================================================================

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                            Statements of Cash Flows

                                                                      YEAR ENDED DECEMBER 31
                                                              2001             2000            1999
                                                        ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(2,970,301)     $(2,408,288)     $(2,179,833)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                              88,033           81,215           79,566
     (Gain) loss on lease settlement                               --          (19,954)          95,886
     Loss on disposal of fixed assets                              --               --            1,146
     Changes in operating assets and liabilities:
       Interest receivable                                         --           13,314          (13,314)
       Inventory                                             (251,838)        (114,643)          41,965
       Note receivable from related party                          --               --           24,030
       Prepaid expenses                                        (7,304)           4,441          (33,118)
       Other current assets                                   (41,792)           2,203          (20,923)
       Accounts payable and accrued expenses                 (149,056)         (33,096)        (134,648)
                                                        ------------------------------------------------
Net cash used in operating activities                      (3,332,258)      (2,474,808)      (2,139,243)

INVESTING ACTIVITIES
Purchases of fixed assets                                     (17,069)         (56,161)        (126,927)
                                                        ------------------------------------------------
Net cash used in investing activities                         (17,069)         (56,161)        (126,927)

FINANCING ACTIVITIES
Note payable to related party                                      --               --          600,005
Proceeds from issuance of common stock                        584,766        1,903,271        5,726,315
                                                        ------------------------------------------------
Net cash provided by financing activities                     584,766        1,903,271        6,326,320
                                                        ------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (2,764,561)        (627,698)       4,060,150
Cash and cash equivalents at beginning of year              3,734,422        4,362,120          301,970
                                                        ------------------------------------------------
Cash and cash equivalents at end of year                  $   969,861      $ 3,734,422      $ 4,362,120
                                                        ================================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Conversion of note payable to related party to common
  stock                                                   $        --      $   600,005      $        --
                                                        ================================================

SEE ACCOMPANYING NOTES.


                              SpectraScience, Inc.

                          Notes to Financial Statements

                                December 31, 2001

1. BUSINESS

The Company was incorporated on May 4, 1983 as GV Medical, Inc. and was engaged in the development of laser angioplasty catheter systems. Subsequently, the Company changed its name to SpectraScience, Inc. on October 16, 1992, which was approved by the shareholders on May 13, 1993. The Company is now focused on the development and manufacturing of innovative, minimally invasive spectroscopic systems to facilitate real-time differentiation and diagnosis of cancerous and diseased tissue by utilizing advanced spectroscopy, fiber optics, computer hardware, and software.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has had recurring losses and negative cash flows from operations, including a net loss of $2,970,301 and negative cash flow from operations of $3,332,258 in fiscal 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company needs additional equity capital to achieve its business objectives and strategies until such time as the operation becomes cash flow positive. Management has retained Green, Holcomb and Fisher, LLC to assist the Company in its review and evaluation of strategic alternatives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of assets and liabilities and their respective tax bases.

NET LOSS PER SHARE

Basic earnings per share is based on weighted average shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

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

In March 1999, the Company sold 293,750 shares of common stock in a private placement for $1,175,000 less related costs of $17,500. Holders of the common stock also received warrants to purchase 146,875 shares of common stock for $5.00 per share. In March 2001, the warrants were amended to reflect an exercise price of $3.875 per share and an expiration date of March 31, 2001. In March 2001, the Company received proceeds of $511,015 pursuant to the exercise of warrants to purchase 131,875 shares of common stock. The remainder of the warrants expired unexercised.


In December 1999, the Company sold 995,285 shares of common stock for $3,483,498 less related costs of $338,800. Holders of the common stock also received warrants to purchase 497,643 shares of common stock for $5.50 per share. In September 2000, 15,000 warrants were exercised, resulting in proceeds to the Company of $82,500. An additional 10,000 warrants were exercised during 2001, resulting in proceeds to the Company of $55,000. The remaining 472,643 warrants expired unexercised in December 2001.

In January 2000, the Company sold 13,000 shares of common stock for $45,500. Holders of the common stock also received warrants to purchase 6,500 shares of common stock for $5.50 per share. All warrants expired unexercised in January 2002.

5. STOCK OPTIONS

The Company has two stock option plans, the 1991 Stock Plan and 2001 Stock Plan (Plans), under which selected employees and nonemployees may be granted incentive and non-qualified options to purchase common stock of the Company. The options granted are exercisable over a period of no longer than ten years and are granted at the higher of the fair market value of the Company's common stock or a ten-day rolling average of the fair market value of the common stock as of the date of grant. The Company has reserved 1,807,712 shares for issuance under the Plans.

The following table summarizes the stock option activity for the plan:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                       OPTIONS                      NON-PLAN     EXERCISE
                                      AVAILABLE    PLAN OPTIONS     OPTIONS     PRICE PER
                                      FOR GRANT    OUTSTANDING    OUTSTANDING     SHARE
                                    -----------------------------------------------------
Balance, December 31, 1998            370,700         952,431              --      $4.54
  Options granted                    (251,000)        251,000              --       4.26
  Options exercised                        --        (131,200)             --       3.12
  Options canceled                     29,300         (29,300)             --       3.00
                                    ------------------------------------------
Balance, December 31, 1999            149,000       1,042,931              --       4.68
  Amendment to Plan                   500,000              --              --         --
  Options granted                    (183,000)        183,000         367,000       5.36
  Options exercised                        --        (278,553)        (16,500)      4.57
  Options canceled                     58,999         (58,999)             --       6.16
                                    ------------------------------------------
Balance, December 31, 2000            524,999         888,379         350,500       4.94
  Options granted                    (291,583)        291,583              --       5.28
  Options exercised                        --              --          (7,500)      2.50
  Options canceled                    122,250        (122,250)             --       6.10
  Reserves returned after
    1991 plan expired                (355,666)             --              --         --
  Reserves for 2001 stock plan        750,000              --              --         --
                                    ------------------------------------------
Balance, December 31, 2001            750,000       1,057,712         343,000      $4.92
                                    ==========================================


The weighted average fair value of options granted in 2001, 2000, and 1999 was $3.48, $3.05, and $2.62, respectively. The exercise price of options outstanding at December 31, 2001 ranged from $2.50 to $10.94 per share, as summarized in the following table:

                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      -------------------------------------------------- -------------------------------
                                          WEIGHTED
                            OPTIONS        AVERAGE          WEIGHTED                        WEIGHTED
                        OUTSTANDING AT    REMAINING         AVERAGE         NUMBER OF       AVERAGE
      RANGE OF           DECEMBER 31,    CONTRACTUAL     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
   EXERCISE PRICE            2001           LIFE           PER OPTION      EXERCISABLE     PER OPTION
--------------------------------------------------------------------------------------------------------
    $2.50-$4.50            $  763,300      6.8 years          $4.14           623,446         $4.08
     4.50-6.50                574,833      7.9 years           5.66           207,500          5.68
     6.50-10.94                62,579      6.9 years           7.60            57,245          7.65
                        --------------                                  --------------
Total                      $1,400,712      7.3 years          $4.92           888,191         $4.68
                        ==============                                  ==============

At December 31, 2001, 2000, and 1999, the Company had 888,191, 864,541, and
750,429 options exercisable, respectively

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates ranging from 3.99% to 6.30%; volatility factors of the expected market price of the Company's common stock ranging from .763 to .851 and an expected life of the option of five to seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                       2001             2000              1999
                                  ------------------------------------------------
Pro forma net loss                 $(3,753,140)     $(3,373,448)      $(2,964,845)
Pro forma net loss per share          $(.53)           $(.51)            $(.56)


6. COMMITMENTS

The Company moved to a new location in Minneapolis in October 1999 and entered into a new building lease agreement that has a term extending through January 2003. This lease requires annual base rents and operating costs of $152,232 and $12,686 for the years 2002 and 2003, respectively.

Various other equipment operating leases have been entered into and expire during future years.

Future lease commitments are as follows:

   2002                                                              $168,463
   2003                                                                23,536
   2004                                                                 9,786
   2005                                                                 6,095
                                                                   -----------
   Total                                                             $207,880
                                                                   ===========

The Company incurred total lease and rental expenses of $172,500, $160,000, and $106,600 for the years ended December 31, 2001, 2000, and 1999, respectively.

7. INCOME TAXES

The tax effect of the Company's deferred tax assets is as follows:

                                                       DECEMBER 31
                                                 2001               2000
                                           -----------------------------------

   Net operating loss carryforward           $ 19,147,000       $ 18,820,000
   Accrued liabilities                             51,000             58,000
   Inventory reserve                               38,000             13,000
   Tax credits                                    546,000            602,000
                                           -----------------------------------
                                               19,782,000         19,493,000
   Valuation allowance                        (19,782,000)       (19,493,000)
                                           -----------------------------------
                                             $         --       $         --
                                           ===================================

At December 31, 2001, the Company had net operating loss carryforwards of approximately $47,870,000 that expire in 2002 through 2021. In addition, the Company has research and development tax credits that expire in 2002 through 2016 credits relating to net operating loss carry forwards and research and development taxes totaling $3,477,932 and $3,360,366 expired in 2001 and 2000, respectively. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company.

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company will match 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $20,000, $16,000, and $14,000 for 2001, 2000, and 1999, respectively.



9. NOTE PAYABLE TO RELATED PARTY

The Company issued a convertible demand note for $600,005 on December 30, 1999 to a related party. A member of the board of directors of the Company was also a member of the board of directors of the payee. The note bore an annual interest rate of 6%, and was payable upon maturity, demand, or conversion. During 2000, the note was converted into 171,430 shares of the Company's common stock at $3.50 per share with warrants to purchase 85,715 shares of common stock exercisable at $5.50 per share. These warrants are exercisable at any time and expire two years from the date of conversion.


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

                                      SPECTRASCIENCE, INC.
                                      --------------------
                                          (Registrant)


Date:    March 29, 2002               By: /s/ SCOTT G. ANDERSON
                                         --------------------------------
                                      SCOTT G. ANDERSON
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott G. Anderson                                March 29, 2002
------------------------------------
Scott G. Anderson
(Principal Executive Officer)



/s/ Chester E. Sievert, Jr.                          March 29, 2002
------------------------------------
Chester E. Sievert, Jr.
Chairman of the Board of Directors



/s/ Johan A.P.M. De Hond                             March 29, 2002
------------------------------------
Johan A.P.M. De Hond
Director



/s/ Terrence W. Glarner                              March 29, 2002
------------------------------------
Terrence W. Glarner
Director



/s/ Delwin K. Ohrt                                   March 29, 2002
------------------------------------
Delwin K. Ohrt
Director

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

Exhibit
Number    Description
------    -------------------
3.1 Articles of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, Exhibit 3.1, for the quarter ended June 30, 2000.)
3.2 Bylaws, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 3.2, for the year ended December 31, 1995.)
10.1 SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 1991.)
10.2 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on July 11, 1991 and shareholders on January 30, 1992. (Incorporated by reference to the Company's Form 8-K Report filed with the Securities and Exchange Commission on or about February 3, 1992.)
10.3 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on June 28, 1995. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 033-63047, as filed on September 28, 1995.)
10.4 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's Board of Directors on October 4, 1995. (Incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.)
10.5 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on March 28, 1996. (Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-4393, as filed on May 23, 1996.)
10.6      Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
          Section 5(k) of the Plan regarding Directors options, adopted by the Company's Board of Directors on October 9, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.10, for the year ended December 31, 1996.)
10.7      Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan as it pertains to
          Section 3 of the Plan, adopted by the Company's Board of Directors on March 9, 1998. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.8 Self-Insurance Trust Agreement between the Company and Richfield Bank and Trust Co., as trustee dated March 5, 1987. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.9 Form of Indemnification Agreement for all officers and directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.)
10.10 Severance (Change in Control) Agreement between the Company and Chester E. Sievert, Jr. dated May 21, 1997. (Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997.)
10.11 Five-Year Lease Agreement between the Company and St. Paul Properties, Inc. dated October 10, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.17, for the year ended December 31, 1996.)
10.12 Clinical Research Agreement between The General Hospital Corporation, doing business as Massachusetts General Hospital, and the Company dated June 1, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.15, for the year ended December 31, 1995.)
10.13 Bridge Loan Agreement, including form of Promissory Note and form of Warrant by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)
10.14 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.15 Form of Promissory Note that was issued in conjunction with the Bridge Loan Agreement by and between the Company and Qualified Lenders, dated September 30, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, page 45, for the year ended December 31, 1994.)
10.16 Form of Warrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.28, for the year ended December 31, 1994.)

10.17 List of Lenders in the Bridge Loans, and Investors in the Company's Preferred Stock. (Incorporated by reference to the Company's Form S-3 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission and declared effective on June 7, 1996, Commission File No. 333-1149.)
10.18 Form of Subscription Agreement that was used in conjunction with the private placements of the Company's Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.20, for the year ended December 31, 1995.)
10.19 Manufacturing and Sales Agreement, dated June 23, 1997, between Portlyn Corporation and the Company. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated October 7, 1998, Commission File No. 333-59395.)
10.20 Lease Agreement between the Company and Urologix, Inc. dated September 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.23, for the year ended December 31, 1999.)
10.21 Form of Warrant, as amended, exercised in January 1999 by investors who participated in the Company's private placement of Convertible B Preferred Stock. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.22 Form of Warrant issued to investors who exercised their amended warrants in January 1999. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.23 Form of Warrant issued to Qualified Lenders who exercised their warrants in March 1999. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.24 Form of Warrant issued to investors in the March 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.25 Form of Warrant issued to investors in the December 1999 private placement of the Company's common stock. (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated April 14, 2000, Commission File No. 333-84213.)
10.26 Amendment to SPECTRASCIENCE, Inc. 1991 Stock Plan adopted by the Company's shareholders on May 17, 2000. (Incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.)
10.27 SPECTRASCIENCE Inc, 2001 Stock Plan adopted by the Company's Board of Directors on February 12, 2001. (Incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.)
10.28     Severance (Change in Control) Agreement between the Company and Scott
          G. Anderson dated July 15, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB, Exhibit 10.31, for the year ended December 31, 2000.)
10.29 Management Change of Control Incentive Plan adopted by the Board of Directors on January 31, 2002, filed herewith.
23.1      Consent of Independent Auditors, filed herewith.
99.1      Cautionary Statement, filed herewith.