Form 10QSB
period 2002-03-31
SPECTRASCIENCE INC
filed 2002-05-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2002
                                                             --------------

[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the transition period from            to
                                                    ----------    -----------


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

                         14405 21ST AVENUE N, SUITE 111
                        MINNEAPOLIS, MINNESOTA 55447-4638
                        ---------------------------------
                    (Address of principal executive offices)

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

The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on May 10, 2002 was 7,153,813.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_

                              SPECTRASCIENCE, INC.
                                   FORM 10-QSB

                                 MARCH 31, 2002
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.

PART I -- FINANCIAL INFORMATION...............................................3
   ITEM 1.     FINANCIAL STATEMENTS...........................................3
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................7

PART II -- OTHER INFORMATION..................................................9
   ITEM 1.     LEGAL PROCEEDINGS..............................................9
   ITEM 2.     CHANGES IN SECURITIES..........................................9
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES................................9
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............9
   ITEM 5.     OTHER INFORMATION..............................................9
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................9

SIGNATURES...................................................................10

PART I -- FINANCIAL INFORMATION

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                           BALANCE SHEETS (UNAUDITED)

                                                  March 31,        December 31,
                                                    2002             2001(1)
                                                ------------       ------------
                                                 (Unaudited)         (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                    $    401,400       $    969,861
   Inventory                                         505,401            510,141
   Other current assets                               66,450             86,780
                                                ------------       ------------
Total current assets                                 973,251          1,566,782
Net fixed assets                                     175,930            197,728
Other assets                                          75,277             70,936
                                                ------------       ------------
         TOTAL ASSETS                           $  1,224,458       $  1,835,446
                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     25,365       $    178,086
   Note payable - trade creditors                     31,792             50,209
   Accrued compensation and taxes                     96,780             58,259
   Accrued expenses                                   72,409             71,913
   Accrued clinical research fees                      1,304              1,304
                                                ------------       ------------
Total current liabilities                            227,650            359,771

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized--17,000,000 shares
   Issued and outstanding--
     7,153,813 shares on March 31, 2002 and
     December 31, 2001                             1,788,454          1,788,454
Additional paid-in capital                        53,797,013         53,797,013
Accumulated deficit                              (54,588,659)       (54,109,792)
                                                ------------       ------------
         TOTAL SHAREHOLDERS' EQUITY                  996,808          1,475,675
                                                ------------       ------------
         Total liabilities and
            shareholders' equity                $  1,224,458       $  1,835,446
                                                ============       ============

(1) THE BALANCE SHEET ON DECEMBER 31, 2001 IS DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                -----------------------------
                                                    2002              2001
                                                -----------       -----------
Operating expenses
   Research and development                     $   259,591       $   610,828
   Selling, general and administrative              221,649           291,397
                                                -----------       -----------
Total operating expenses                            481,240           902,225

Interest and other income                             2,373            45,657
                                                -----------       -----------

Net loss                                        $  (478,867)      $  (856,568)
                                                ===========       ===========

Net loss per common share                       $     (0.07)      $     (0.12)

Weighted average common shares outstanding        7,153,813         7,004,438

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                       -----------------------------
                                                          2002              2001
                                                       -----------       -----------
OPERATING ACTIVITIES
Net loss                                               $  (478,867)      $  (856,568)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation                                            21,797            21,852
    Changes in operating assets and liabilities:
       (Increase) decrease in inventories                    4,740          (148,571)
       Decrease in other current assets                     15,989             8,834
       Decrease in current liabilities                    (132,120)         (122,858)
                                                       -----------       -----------
Net cash used in operating activities                     (568,461)       (1,097,311)

INVESTING ACTIVITIES
Purchase of fixed assets                                        --            (6,729)
                                                       -----------       -----------
Net cash used in investing activities                           --            (6,729)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                          --                --
                                                       -----------       -----------
Net cash provided by financing activities                       --                --

Net increase in cash and cash equivalents                 (568,461)       (1,104,040)

Cash and cash equivalents at beginning of period           969,861         3,734,422
                                                       -----------       -----------

Cash and cash equivalents at end of period             $   401,400       $ 2,630,382
                                                       ===========       ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2002


          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "anticipates," "estimates," "expects," "will likely result," "projects," "believes," "intends," or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


NOTES TO FINANCIAL STATEMENTS


NOTE A            BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      BUSINESS

         SPECTRASCIENCE, Inc. (the "Company" or "SPECTRASCIENCE") develops and manufactures innovative, Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT(TM) Optical Biopsy System ("WavSTAT(TM) ) is SPECTRASCIENCE's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved for use during endoscopy of the colon when screening for colon cancer. The Company's second application of this technology for detecting esophageal cancer is ready to begin a Phase II clinical trial. SPECTRASCIENCE believes its core technology is a platform technology that can be developed for use in many areas of the human body.

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

(b)      CRITICAL ACCOUNTING POLICIES

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements in Item 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, beginning on page F-6. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

         Research and Development Costs: Our current policy classifies all current research and development expenses as expenses when incurred.

         Inventory: The Company uses certain estimates and judgments to properly value inventory. The Company's inventories are recorded at the lower of cost or market. Each quarter, the Company evaluates its ending inventories for obsolescence. This evaluation primarily includes analyses of inventory levels and obsolescence of product due to technology changes or regulatory changes. Inventories that are considered obsolete are written off.

         Other Long-Lived Assets: Property, plant and equipment and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

(c)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three months ended March 31, 2002 and March 31, 2001. As a result, the Company had no cost of products sold or gross profit for the same periods.

         Overall research and development expenses for the three months ended March 31, 2002 were $259,591, compared to $610,828 for the same period in 2001, a decrease of 57.5%. Research and development expenses related specifically to new product and application development for the three months ended March 31, 2002 were $215,198, compared to $543,915 for the same period in 2001. During this period our research and development resources were focused on preparing and submitting the PMA supplement for the WavSTAT(TM) III System, further development of the application for use in detecting esophageal cancer, and preparation for a Phase II clinical study for the detection of Barrett's esophagus/esophageal cancer. The decrease was primarily due to lower expenses related to (i) consulting and design expenses for next generation product development, (ii) outcome-based cost-effectiveness studies, and (iii) salaries, travel and legal. During the three month period ended March 31, 2001 the company had substantial consulting and design expenses related to development and testing of the WavSTAT(TM) III System, as well as software application development. These development processes were substantially completed in 2001 and not ongoing during the three month period ended March 31, 2002. Lower expenses for the outcome based cost-effectiveness studies were due to the studies being put on hold in order to ensure the Company has sufficient resources to complete the process of locating a strategic partner.

         Research and development expenses related to the development of manufacturing operations and processes for the three months ended March 31, 2002 were $44,393, compared to $66,913 for the same period in 2001. The decrease was primarily due to lower consulting and salary expense.

         Selling, general and administrative expenses for the three months ended March 31, 2002 were $221,649, compared to $291,397 for the same period in 2001. The decrease of 23.9% was primarily due to lower salary, travel and convention expenses. During the period from December 1, 2001 to January 31, 2002, the Company reduced its workforce by six full-time and part-time employees (40%) in response to changing economic and market conditions. Three of these employees were involved with research and development, one was in manufacturing, and the remaining two were in marketing and administration.

         Interest and other income for the three months ended March 31, 2002 was $2,373, compared to $45,657 for the same period in 2001. The decrease of 94.8% was due to lower balances in cash and cash equivalents.

         As a result of the above factors, the net loss for the three months ended March 31, 2002 was $478,867, compared to a net loss of $856,568 for the same period in 2001. This represents a decrease of 44.1% from the same period in 2001. The net loss per share for the three months ended March 31, 2002 was $.07 compared to $.12 for the same period in 2001.

(d)      LIQUIDITY, SOURCES OF CAPITAL, AND PLAN OF OPERATION

         Cash and cash equivalents on March 31, 2002 were $401,400, compared to $969,861 on December 31, 2001. The decrease in our cash position from December 31, 2001 to March 31, 2002 was a result of the net losses attributable to our research and development activities and our general corporate operations.

         The working capital of the Company on March 31, 2002 was $745,601, compared to $1,207,011 on December 31, 2001. This decrease of 38.2% was primarily due to the net attributable to our research and development activities and our general corporate operations.

         Net cash used in operating activities for the three months ended March 31, 2002 was $568,461, compared to $1,097,311 for the same period in 2001. The reduced use of cash was primarily due to the lower net loss for the current period, and a slight reduction in inventory levels compared to increasing inventory levels for the same period last year.

         Net cash used in investing activities for the three months ended March 31, 2002 was $0 compared to net cash used of $6,729 for the same period in 2001. The Company did not purchase any fixed assets during the current period as compared to the same period last year.

         There was no cash provided by financing activities for the three months ended March 31, 2002 or March 31, 2001.

         Management believes that the amount of cash and cash equivalents is adequate to fund operations through June 30, 2002. Additional cash will be required to fund continued operations. The amount and timing of any future financing will be impacted by market conditions as well as other factors. Financing efforts were initiated in August 2001, however, an economic recession accelerated by the events of September 11, 2001, changed the availability of equity financing. As a result, management retained Greene, Holcomb & Fisher, LLC to assist the Company in its review and evaluation of strategic alternatives. SPECTRASCIENCE will need to complete a financing transaction in 2002 in order to be able to financially execute the current business plan.

         Assuming SPECTRASCIENCE obtains financing sufficient to fund continuing business operations and research and development activities, it intends to:

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

                                 MARCH 31, 2002

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SPECTRASCIENCE, INC.
                                        -------------------------
                                               (Registrant)



      MAY 14, 2002                         /S/ SCOTT G. ANDERSON
    ----------------                       ------------------------------
            Date                           SCOTT G. ANDERSON
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)