Form 10QSB
period 2002-06-30
SPECTRASCIENCE INC
filed 2002-08-14
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number 0-13092

                              SPECTRASCIENCE, INC.
                  --------------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

              MINNESOTA                                   41-1448837
----------------------------------       ---------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                         14405 21ST AVENUE N, SUITE 111
                          MINNEAPOLIS, MINNESOTA 55447
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (763) 745-4120
                       ----------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__  NO _____


The number of shares of the Registrant's common stock, par value $.25 per share, outstanding on August 9, 2002 was 7,153,813.


Transitional Small Business Disclosure Format (Check one): Yes _____  No __X__

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002


                                      INDEX

                                                                            PAGE
                                                                             NO.

Part I -- Financial Information................................................3

      ITEM 1. Financial Statements.............................................3

      ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................7


Part II -- Other Information...................................................9

      ITEM 1. Legal Proceedings................................................9

      ITEM 2. Changes in Securities............................................9

      ITEM 3. Defaults Upon Senior Securities.................................10

      ITEM 4. Submission of Matters to a Vote of Security Holders.............10

      ITEM 5. Other Information...............................................10

      ITEM 6. Exhibits and Reports on Form 8-K................................10

Signatures....................................................................11

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB
                                  BALANCE SHEET

                                                        JUNE 30,       DECEMBER 31,
                                                         2002            2001(1)
                                                      ------------     ------------
                                                       (Unaudited)       (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                          $     86,911     $    969,861
   Inventory                                               497,085          510,141
   Other current assets                                     70,001           86,780
                                                      ------------     ------------
Total current assets                                       653,997        1,566,782

Net fixed assets                                           154,254          197,728
Other assets                                                85,922           70,936
                                                      ------------     ------------

         TOTAL ASSETS                                 $    894,173     $  1,835,446
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $     82,156     $    178,086
   Note payable - trade creditors                            8,514           50,209
   Accrued compensation and taxes                          144,947           58,259
   Accrued expenses                                         86,585           71,913
   Accrued clinical research fees                               --            1,304
                                                      ------------     ------------
Total current liabilities                                  322,202          359,771

SHAREHOLDERS' EQUITY
Common stock, $.25 par value:
   Authorized--17,000,000 shares
   Issued and outstanding--
     7,153,813 shares on June 30, 2002
                      and December 31, 2001              1,788,454        1,788,454
Additional paid-in capital                              53,797,013       53,797,013
Accumulated deficit                                    (55,013,496)     (54,109,792)
                                                      ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY                        571,971        1,475,675
                                                      ------------     ------------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                    $    894,173     $  1,835,446
                                                      ============     ============


(1) THE BALANCE SHEET ON DECEMBER 31, 2001 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          JUNE 30                          JUNE 30
                               -----------------------------     -----------------------------
                                   2002             2001             2002             2001
                                   ----             ----             ----             ----
Operating expenses:
   Research and development         229,326          508,728          488,917        1,119,160
   Selling, general and
     administrative                 196,510          319,100          418,159          610,892
                               ------------     ------------     ------------     ------------
Total operating expenses            425,836          827,828          907,076        1,730,052

Interest and other income             1,000           29,685            3,373           75,342
                               ------------     ------------     ------------     ------------

Net loss                       $   (424,836)    $   (798,143)    $   (903,703)    $ (1,654,710)
                               ============     ============     ============     ============

Net loss per share             $      (0.06)    $      (0.11)    $      (0.13)    $      (0.23)

Weighted average common
   shares outstanding             7,153,813        7,143,335        7,153,813        7,074,270


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                               -----------------------------
                                                    2002             2001
                                                    ----             ----
OPERATING ACTIVITIES
  Net loss                                     $   (903,703)    $ (1,654,710)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation                                     43,473           43,299
    Changes in operating assets
       and liabilities:
       Decrease in inventories                       13,056         (177,253)
         Decrease in other current assets             1,793           28,035
         Decrease in current liabilities            (37,569)        (117,467)
                                               ------------     ------------

    Net cash used in operating activities          (882,950)      (1,878,096)

INVESTING ACTIVITIES
  Purchase of property and equipment                     --          (12,100)
                                               ------------     ------------
  Net cash used in investing activities                  --          (12,100)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 --          557,247
                                               ------------     ------------
  Net cash provided by financing activities              --          557,247
                                               ------------     ------------

  Net decrease in cash and cash equivalents        (882,950)      (1,332,949)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                            969,861        3,734,422
                                               ------------     ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                             $     86,911     $  2,401,473
                                               ============     ============


SEE NOTES TO FINANCIAL STATEMENTS.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

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


                          NOTES TO FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

         The accompanying unaudited financial statements of SPECTRASCIENCE, Inc. (the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

(c)      RESULTS OF OPERATIONS

         The Company recorded no revenue for the three and six months ended June 30, 2002 and June 30, 2001.

         Overall research and development expenses for the three and six months ended June 30, 2002 were $229,326 and $488,917, compared to $508,728 and
$1,119,160 for the same periods in 2001. Research and development expenses related specifically to new product and application development for the three and six months ended June 30, 2002 were $179,027 and $394,225, compared to $429,386 and $973,301 for the same periods in 2001, reflecting expense decreases of 58.3% and 59.5% respectively. For the three month period ended June 30, 2002, the Company's decreased expenses were related primarily to (i) reduced consulting expenses, (ii) reduced expenses related to clinical studies, and
(iii) reduced expenses related to design research and development. During this same period in 2001 the Company was still developing and testing the WavSTAT(TM) III System; incurring research and development design expenses and utilizing increased consulting services. During this period in 2002 the Company had completed the design process for WavSTAT(TM) III reducing the need for certain continuing consulting services. The Company also reduced salary expenses and reduced legal expenses related to regulatory filings and intellectual property. The 59.5% decrease for the six months ended June 30, 2002 was primarily due to reduced expenses related to clinical studies, new product development and related consulting expenses, and reduced salary expenses.

         Research and development expenses related to the development of manufacturing operations and processes for the three and six months ended June 30, 2002 were $50,299 and $94,692, compared to $79,342 and 145,859 for the same periods in 2001. The decrease was primarily due reduced salary, consulting, and tools and supplies expenses.

         Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $196,510 and $418,160 compared to $319,100 and $610,892 for the same periods in 2001. The 38.4% and 31.5% decrease for the three and six months ended June 30, 2001 was primarily due to reduced salary and consulting expenses in the sales and marketing department, and reduced travel and convention expenses. The decrease was partially offset by increased legal and insurance expenses.

         Interest and other income for the three and six months ended June 30, 2002 was $1,000 and $3,374, compared to $29,685 and $75,342 for the same periods in 2001. The decreases were primarily due to lower balances in cash and cash equivalents.

         As a result of the above, the net loss for the three and six months ended June 30, 2002 was $424,836 and $903,703, compared to a net loss of $798,143 and $1,654,710 for the same periods in 2001. The net loss per share for the three and six months ended June 30, 2002 was $0.06 and $0.13 compared to $0.11 and $0.23 for the same periods in 2001.

(d)      LIQUIDITY AND SOURCES OF CAPITAL

         Cash and cash equivalents on June 30, 2002 were $86,911, compared to $969,861 on December 31, 2001. The decrease in the cash position from December 31, 2001 to June 30, 2002 was primarily due to the net loss incurred during the period.

         The working capital of the Company on June 30, 2002 was $331,795, compared to $1,207,011 on December 31, 2001. The decrease in working capital was primarily due to the reduction of cash and cash equivalents used for operations.

         Net cash used in operating activities for the six months ended June 30, 2002 was $882,950, compared to $1,878,096 for the same period in 2001. This decrease was primarily due to the lower net loss for the six months ended June 30, 2002, and to a lesser extent, a decrease in inventory purchased.

         Net cash used in investing activities for the six months ended June 30, 2002 was $0, compared to $12,100 for the same period in 2001. The decrease was primarily due to no fixed asset purchases during this period in 2002.

         Net cash provided by financing activities for the six months ended June 30, 2002 was $0, compared to $557,247 for the same period in 2001. The cash provided for this period in 2001 was a result of warrant and stock option exercises to purchase shares of common stock.

         The Company raised gross proceeds of $535,000 during July 2002 in connection with a private placement offering of the Company's convertible promissory notes and warrants. The applicable conversion or exercise price of the promissory notes and warrants is based on the average of the closing sale price of the Company's common stock for the consecutive fifteen day period immediately preceeding the applicable date of issuance of such promissory notes and warrants. Unless converted earlier, the promissory notes will mature on and be payable on demand at any time after December 31, 2002, together with interest at 8% per annum. The promissory notes will be automatically converted prior to such time upon the occurrence of certain change in control events involving the Company.
 Management anticipates that the Company may issue additional warrants and notes in connection with the same offering prior to September 30, 2002. Management believes that the Company currently has sufficient cash to fund operations through September 30, 2002, without accessing additional funding. However, management estimates that the proceeds from such additional issuance will only be sufficient to fund Company operations for an additional one to two months after September 30, 2002.

         Additional cash will be required to fund continued operations. The amount and timing of any future financing will be impacted by market conditions as well as other factors. Financing efforts were initiated in August 2001, however, an economic recession accelerated by the events of September 11, 2001, changed the availability of equity financing. The Company continues to explore all viable options with regards to strategic partnerships and additional financing. In addition to the aforementioned private placement offering, SPECTRASCIENCE will need to complete another financing transaction in 2002 in order to be able to financially execute the current business plan.

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

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SPECTRASCIENCE, INC.
                                     -----------------------------------
                                                (Registrant)



   AUGUST 14, 2002                   /s/ SCOTT G. ANDERSON
---------------------------          -----------------------------------
        Date                         SCOTT G. ANDERSON
                                     President, Chief Executive Officer
                                     (Principal Executive and Financial Officer)