Form 10QSB/A
period 2001-09-30
SPECTRASCIENCE INC
filed 2002-09-04
CIK 727672

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1:* International Distributor Agreement between the Company and Endoscopy U.K., Ltd. dated August 22, 2001.

Form 8-K:       No reports on Form 8-K were filed by SPECTRASCIENCE during the quarter covered by this report.

*Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

                              SPECTRASCIENCE, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SPECTRASCIENCE, INC.
                                ----------------------------------
                                         (Registrant)



   SEPTEMBER 4, 2002            /s/ SCOTT G. ANDERSON
------------------------        ----------------------------------
         Date                   SCOTT G. ANDERSON
                                President and Chief Executive Officer
                                (Principal Executive Officer,
                                Principal Financial and Accounting Officer)