Form 10KSB
period 2004-12-31
SPECTRASCIENCE INC
filed 2005-07-05
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended: DECEMBER 31, 2004, 2003 and 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-13092

SPECTRASCIENCE, INC.
(a Development Stage Enterprise)

(Name of small business issuer in its charter)

MINNESOTA	41-1448837
(State of incorporation)	(I.R.S. Employer Identification No.)

11568-11 Sorrento Valley Road, San Diego, CA 92121
(Address of principal executive offices)  (Zip Code)

Issuer’s telephone number: (858) 847-0200

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ____ NO __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for each of its fiscal years ended December 31, 2004, 2003 and 2002 were: $0

As of June 27, 2005, the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 37,550,762. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38,506,342 based on the last reported sale price of $1.60 on June 27, 2005. (Pink Sheets, Symbol SCIE)

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documentation and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____ No __X__

Transitional Small Business Disclosure Format (Check one): Yes _____ No __X__

SPECTRASCIENCE, INC.
(a Development Stage Enterprise)

FORM 10-KSB
For the Fiscal Years Ended December 31, 2004, 2003 and 2002

FORWARD LOOKING STATEMENTS

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, when used in this Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipates,”“estimates,”“expects,”“will likely result,”“projects,”“believes,”“intends,” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

BACKGROUND

SpectraScience, Inc. (the “Company”) filed for bankruptcy protection on September 13, 2002 (US Bankruptcy Court, District of Minnesota, Case No. 02-42904). The case was converted from a liquidation under Chapter 7 to a Chapter 11 reorganization in early 2003. The Company’s Plan of Reorganization was confirmed on July 22, 2004 and became effective on August 23, 2004. However the Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004 is referred to as the “Predecessor Company.” During the bankruptcy the Company was under the control of a court appointed trustee and had no management (all officers and directors resigned), no legal counsel, no independent auditors, no transfer agent, and no operations.

The Company last filed a report on Form 10-KSB for the fiscal year ended December 31, 2001 (filed March 29, 2002). It filed reports on Form 10-QSB for the first two quarters of 2002. It did not file reports on Form 10-KSB for the fiscal years ended December 31, 2002 and 2003. It did not file any quarterly or other reports in 2003 or 2004, except for a report on Form 8-K filed on February 7, 2003 concerning conversion of its bankruptcy case from Chapter 7 (liquidation) to Chapter 11 (reorganization) and a report on Form 8-K filed on August 6, 2004 concerning confirmation of the Plan of Reorganization and related matters.

The Company has adopted “fresh-start reporting,” given the absence of any operating activity or other significant activity for almost two years, in accordance with the guidelines of the A.I.C.P.A.’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

This comprehensive report on Form 10-KSB covers:

▪	the fiscal years ended December 31, 2004, 2003 and 2002, including financial statements and notes thereto for each year;
▪	fiscal quarters during the fiscal years ended December 31, 2004, 2003 and 2002 (except for the first two quarters of 2002, for which reports were timely filed).

This report also includes a statement of operations, stockholder’s equity and cash flows for the seven months ended August 1, 2004 (Predecessor) and for the five months from August 2, 2004 (first day of the Successor Company) to December 31, 2004. In addition, this report includes financial data for the quarter of the initial bankruptcy filing (i.e., the quarter ended September 30, 2002), the quarter of the effective date of the Plan (i.e. the quarter ended September 30, 2004), and each quarter inbetween.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. You can reach us by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site is not deemed to be a part of this document.

Development of the Business
SpectraScience, Inc. (“SpectraScience” or the “Company”) was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy in 2002, the Company primarily focused on developing the WavSTAT(TM) Optical Biopsy System (“WavSTAT(TM) System”). The WavSTAT(TM) System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body.

Reorganization
On September 13, 2002 the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. Timothy D. Moratzka was appointed Trustee of the Chapter 7 Bankruptcy Estate. After negotiations between the Trustee, the Creditor Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11 reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor discontinued and a new investor proposed a Plan dated May 12, 2004. The bankruptcy court gave final approval to the Plan of Reorganization on July 22, 2004, and the Plan became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

Under the Plan, the Company:

▪
settled and canceled notes, warrants and monetary claims on August 23, 2004 of $952,570 ($331,270 from the former CEO, $535,000 from note and warrant holders and $86,300 in accrued interest) by the issuance of 6,250,020 shares of common stock.

▪
issued 11,076,447 shares of common stock to stockholders who participated in an offering of three new shares of common stock in exchange for cancellation of one outstanding share and $0.24 cash generating cash proceeds of $886,116.

▪
issued 12,384,298 shares to Spectra Acquisition LLC (“SA LLC”), the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. On the Effective Date, the Company established a new Board of Directors consisting of Jim Hitchin, Mark D. McWilliams, Rand Mulford and Chester Sievert. Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan of Reorganization, the Board of Directors shall remain in place for three years after the Effective Date at which time the bylaws then in effect shall determine elections.

▪	settled claims to vendors of $66,222 through the payment of cash in the amount of $5,885. The remaining amount of $60,337 was written off.

▪	settled claims to employees in the amount of $34,762 through the payment of cash of $6,273. The remaining amount of $28,489 was written off.

▪	wrote off liabilities in the amount of $108,699 for accrued liabilities and trade notes payable that was not to be paid as part of the Plan.

We adopted fresh-start reporting, as of August 2, 2004, in accordance with SOP 90-7. Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes.

Products and Markets

Our first product, which has been approved for marketing by the US Food and Drug Administration (the “FDA”), is used during endoscopy of the colon when screening for colon cancer. We are currently commencing a Phase II clinical trial of a product using the same technology for detecting esophageal cancer. We believe that our core technology is a platform that can be developed for use in many areas of the human body to detect pre-cancer and cancer.

Industry Overview

COLORECTAL CANCER

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the United States ("US") with approximately 147,500 new cases of colorectal cancer diagnosed in 2003. With an estimated 56,700 deaths in 2004, colorectal cancer is the third leading cause of cancer death in the USA. Colorectal cancer affects men and women equally, in fact more women over the age of 75 will die from colorectal cancer than from breast cancer according to the American Cancer Society. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 110 million people in the US) and will increase 20% over the next ten years. Colorectal cancer statistics for the European Union are very similar.

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the lower colon also known as a flexible sigmoidoscopy or a full colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed automatically and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all “polyps”) require "individualized treatment on a case by case basis". The clinical utility of the WavSTAT™ System occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician's discretion, based on a visual assessment and other factors, whether to remove the polyp, place the patient under surveillance, or to biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the entire polyp must then be removed during a second endoscopy procedure.

Using current procedures and techniques to detect and treat colorectal cancer, five-year survival rates as reported by the American Cancer Society are as follows:

▪	90% of patients live five years or longer, if the cancer is detected and treated at an early stage;

▪	only 67% of patients live five years or longer, if the cancer spreads outside the polyp and colon to nearby organs or lymph nodes; and

▪	the five-year survival rate for those patients in whom the cancer has spread further to the liver or other organs drops dramatically to 10%.

These statistics indicate that early detection is essential to long-term survival. Unfortunately, the American Cancer Society reports that only 39% of colorectal cancers are currently found at an early stage. Clinical studies indicate that colorectal cancer screening procedures result in earlier detection and can prevent as many as 20% to 40% of potential colorectal cancers and subsequently reduce colorectal cancer deaths by 30% to 50%. Colorectal screening procedures not only save lives, they also save money. If a patient is not diagnosed until symptoms develop and the disease has spread, or if misdiagnosed at an early stage, the chance of patient survival plummets and more advanced treatment regimens such as surgery, chemotherapy and/or radiation are necessary to treat the patient.

The WavSTAT™ System was specifically designed to be used during screening endoscopy of the colon to aid and improve the physician's ability to identify small polyps as normal, pre-cancerous or cancerous tissue in real time. Results from the Company's FDA regulated clinical studies performed at the Mayo Clinic (Rochester, MN), Massachusetts General Hospital (Boston, MA), Hennepin County Medical Center (Minneapolis, MN) and Minnesota Gastroenterology P.A. (St. Paul and Minneapolis, MN) demonstrated that using the WavSTAT™ System during colorectal endoscopic screening increased the physician's diagnostic accuracy to detect pre-cancerous or cancerous polyps from 82.7% to 96.3%, a very significant statistical increase.

Based on the results demonstrated by these clinical studies, management believes that using the WavSTAT™ System will:

▪	Significantly improve the physician's diagnostic accuracy to determine whether small polyps in the colon are pre-cancerous or cancerous;

▪	Improve patient survival rates by earlier detection and treatment of cancers, and more importantly pre-cancers, by more accurately identifying cancers or pre-cancers the physician may misdiagnose;

▪	Improve the patient's quality of life by providing an immediate analysis of the tissue thereby eliminating the anxiety of waiting several days to hear the pathology results;

▪
Enable the physician to diagnose and treat the patient during the same endoscopy procedure with the same biopsy instrument, thereby potentially reducing the need for scheduling a second expensive endoscopy for treatment purposes;

▪	Be cost effective by significantly reducing the number of physical biopsies performed and by reducing the need for an unnecessary second endoscopy; and

▪	Be cost effective by reducing the number of misdiagnosed patients, thereby potentially eliminating the need for more costly advanced treatments such as surgery, chemotherapy and/or radiation.

ESOPHAGEAL CANCER

The Company plans to complete a second application with the FDA for the WavSTAT™ System for the detection of pre-cancerous and cancerous tissue in the esophagus. The progression toward esophageal cancer begins with several pre-cancerous stages. It is critical for the physician to be able to identify these various stages of the disease in order to deliver the most appropriate treatment. As with colorectal cancer, early and accurate detection of esophageal cancer results in less invasive, more cost effective treatments with a greater chance for long term patient survival.

Barrett’s esophagus is a condition of the lining of the lower esophagus thought to be caused primarily by Gastro Esophageal Reflux Disease (“GERD”), more commonly known as chronic heartburn. Barrett’s esophagus is considered to be a pre-malignant stage and a precursor to esophageal cancer. Physicians typically recommend that persons with chronic heartburn should have an endoscopy to look for Barrett’s esophagus. Some Barrett’s patients will advance further to a stage where additional abnormal tissue called dysplasia is present. Dysplasia is known to be the next progressive step toward esophageal cancer and is categorized in stages of low grade and high grade. Barrett’s esophagus, dysplasia and esophageal cancer patients are currently diagnosed by an endoscopy of the esophagus with multiple biopsies of the inner lining.

High-grade dysplasia is a very critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus if Barrett's esophagus with high-grade dysplasia is diagnosed. Unfortunately for the patient, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. Diagnosis is critical, therefore biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern throughout the length of the esophagus in the hope of finding the most appropriate tissue to biopsy.

Current medical practice typically follows the guidelines described below:

1.	Patients with chronic GERD receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;

2.	Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every two years to check for dysplasia;

3.	Patients with Barrett's esophagus that has progressed to include low grade dysplasia receive an endoscopy with multiple biopsies every 6 months to check for high grade dysplasia; and

4.
Patients with Barrett's esophagus that has progressed to include high grade dysplasia receive an endoscopy with multiple biopsies every 3 months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical ablation.

The American Cancer Society estimated that 13,900 new cases of esophageal cancer were diagnosed in the year 2003, with a greater than 90% mortality rate. The relatively high death rate associated with esophageal cancer typically results from a lack of early diagnosis until the cancer has grown to an advanced stage. As previously described, the frequency of endoscopic surveillance for these patients’ increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

SpectraScience completed a Phase I clinical study in April 2002 using its WavSTAT™ System for the detection of pre-cancerous and cancerous tissue in the esophagus. This clinical trial was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT™ System for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of our preliminary evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high grade versus low grade dysplasia or non-dysplastic Barrett's esophagus (We plan to add an additional 75 patients to this study and expect the results to improve. Furthermore, an estimated additional 225 patients will be added to provide information for an application the FDA for a PMA amendment). These results suggest use of the WavSTAT™ System is feasible in detecting Barrett's esophagus at its various stages. Derived from the Phase I study data, a proprietary tissue recognition algorithm software program was developed and is ready for a Phase II trial. The Phase II clinical study has been prepared and is anticipated to begin in the second calendar quarter of 2005.

WavSTAT(TM) Optical Biopsy System

The WavSTAT(TM) Optical Biopsy System allows the endoscopist to distinguish in real time whether tissue is normal, as opposed to pre-cancerous or cancerous, by optically scanning tissue with an optical fiber and obtaining an instant analysis. Management believes use of the WavSTAT(TM) System can significantly improve the endoscopist’s diagnostic accuracy, enabling the endoscopist to immediately determine the best course of treatment for the patient, reducing the need for additional procedures, minimizing the number of biopsies taken and, in some cases, permitting the physician to combine a diagnostic and therapeutic procedure in one visit.

Currently the WavSTAT(TM) System has approval to be marketed with a software application for adjunctive use by the physician to distinguish in real time whether colon tissue is normal, as opposed to pre-cancerous or cancerous. The Company has also developed additional statistical algorithm software that can be used with the same WavSTAT(TM) System to differentiate between normal esophageal tissue or Barrett’s esophagus and dysplastic or cancerous tissue. Phase I clinical studies have been completed for this second application and we are prepared to begin Phase II clinical studies.

The WavSTAT(TM) System has three components:

▪	a console which houses a laser, electronic components that collect emitted fluorescent signals, and a computer that operates the WavSTAT(TM) System,

▪
WavSTAT(TM) Optical Biopsy Forceps which incorporate an optical fiber that transmits and collects light energy to and from the tissue being evaluated; the WavSTAT(TM) Optical Biopsy Forceps can also be used to treat the patient by removing diseased tissue after diagnosis has been made, and

▪	proprietary software that manages system operations and a statistical tissue recognition algorithm that facilitates data analysis and provides an interpretation of the tissue.

The WavSTAT(TM) System operates by transmitting low level monochromatic laser light from the console through the optical fiber in the forceps directly to the tissue being analyzed. The tissue in contact with the optical fiber absorbs the light, and the resulting tissue auto-fluorescence is collected and returned to the console for analysis by the same optical fiber. The result of the analysis is then immediately displayed on the monitor for the endoscopist’s use in making a clinical decision.

The WavSTAT(TM) III console, which received FDA approval in August 2002, consists of a laser, a spectrophotometer, a computer, a graphic user interface and a power supply, all of which can be incorporated into an existing rack system or supplied with a stand alone mobile cart. The console has several added features such as an improved user interface, a printer that can provide the systems diagnostic results for the patient file, and a bar code scanner to monitor device usage and ensure device quality. The software includes diagnostic modules that check the system for intrinsic faults or errors that could affect system performance or results. The modules provide the user with specific information allowing them to either resolve the problem or contact the Company for support and service. The proprietary Optical Biopsy Forceps component is essentially a standard non-electrical biopsy forceps. The forceps includes a central lumen that allows the optical fiber to be easily positioned during the procedure. The optical fiber, when connected to the forceps, serves as an optical conduit between the console and the tissue being examined. The forceps affords the endoscopist the added capability to collect a physical biopsy or, during flexible sigmoidoscopy or colonoscopy, perform polyp removal without having to remove the optical fiber and replace it with a standard biopsy forceps.

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

Product Research and Development

We intend to resume investments in research and development in 2005. For the foreseeable future, research and development activities may be performed by outside consultants.

Our near term research and development efforts will focus primarily on refining our algorithm for a Barrett’s esophagus application.

There can be no assurance that we will be able to develop other applications for the WavSTAT(TM) System.

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements we could face:

▪	fines, injunctions or civil penalties
▪	recall or seizure of our products
▪	criminal prosecution
▪	a recommendation that we not be allowed to contract with the government
▪	total or partial suspension of production
▪	inability to obtain pre-market clearance/approval for our devices
▪	withdrawal of marketing approvals

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

FDA approval to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is “substantially equivalent” to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. We received 510(k) clearance from the FDA for our disposable and reusable Optical Biopsy Forceps in December 1996.

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

If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a pre-market approval application typically takes from six months to two years from the date the application is accepted for filing, but can be significantly longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee, will likely be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an approval letter or a conditional approval letter which contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue a pre-market approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

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

We submitted a pre-market approval application for market clearance of the WavSTAT(TM) Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and it was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT(TM) System, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT(TM) II System was approved by the FDA in November 2001. We submitted a supplement for approval of WavSTAT(TM) III in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval or any new applications, such as for Barrett’s esophagus, developed for the WavSTAT(TM) System will be submitted as supplements to the original filing rather than as original PMA filings.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We will be subject to additional federal, state and local environmental laws when commercial development and production of the WavSTAT(TM) System begins. We are not aware of any manufacturing methods for the WavSTAT(TM) System that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) we will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon our ability to do business.

European Union and Other Countries

The European Union encompasses most of the major countries in Europe, including our principal anticipated international markets. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directive prescribing the laws and regulations pertaining to medical devices in the European Union is the Medical Devices Directive, 93/42/EEC.

Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies must also go through the ISO certification process in order to obtain the CE mark. SpectraScience received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SpectraScience must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. Our last audit was in 2001 and we will therefore have to be re-audited to remain ISO 9001 certified. There can be no assurance that we will be able to maintain ISO 9001 certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications have arisen with respect to market introduction because of differences among countries in areas such as labeling requirements. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

Other areas of the world such as Japan, Asia and South America may be targeted for regulatory compliance once European and Domestic sales begin.

Distribution, Marketing and Customers

Our primary objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real time between healthy, and pre-cancerous or cancerous tissue. During 2005, our marketing efforts will be focused on establishing the cost-effectiveness of the WavSTAT(TM) System and its optical biopsy technology.

Demonstrating cost-effectiveness to integrated healthcare networks is critical to success in selling a new product. Cost-effectiveness is demonstrated through outcome-based clinical studies, which are essential to initiate the sales cycle. We believe that outcome-based trials that demonstrate better clinical outcomes and the acceptance of the WavSTAT(TM) System by key opinion leaders in the health care industry are critical elements in gaining market acceptance by integrated healthcare networks and third party reimbursement for the WavSTAT(TM) System.

Product introduction will require a sales force or a strategic corporate partner that has strongly established call patterns within Managed Care (examples of Managed Care Organizations are your HMOs an PPOs. Kaiser Permanente is an example in the Western United States). We believe the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT(TM) System, will be a strong component of a product introduction strategy.

We may seek a strategic partner or alliance, to further develop and implement product introduction, marketing and sales capabilities. We would focus on partners with large sales forces and established call patterns within Managed Care Organizations in the US. We can provide no assurance that we will be able to enter into such strategic partnerships on favorable terms or at all. Currently, we intend to use distributors in international target markets. The distributors should have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success in those markets.

Third-Party Reimbursement

We plan to market and sell the WavSTAT(TM) Optical Biopsy System and other products primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Sales of the WavSTAT(TM) System will, in part, be dependent on the availability of adequate reimbursement from these third party payors for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and timesaving recognized and clinical benefits that we believe will be derived from the use of our products.

Third party payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group established by the Center for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration (“HCFA”). The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a diagnosis-related group, payors may deny reimbursement. If reimbursement for a particular procedure is approved, third party payors will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis-related group or per diem, a blend between the health care provider’s reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment.

Funding for Medicare and Medicaid is subject to limits set by Congress. In 1997, as part of the Balanced Budget Act of 1997, Congress approved Medicare coverage for preventive colorectal cancer screening tests. Diagnosis-related group reimbursement for endoscopic procedures such as flexible sigmoidoscopy, colonoscopy and polypectomy, including fees for physical biopsies, has been established. Because studies have shown that colorectal cancer screening can prevent 20%-40% of potential colorectal cancers and 30%-50% of colorectal cancer deaths, management believes that such funding should lead to (i) greater awareness of colorectal cancer among the general population, (ii) larger budgets for screening, (iii) higher reimbursement levels, and (iv) potentially the establishment of new reimbursement codes for new technologies like optical biopsy of the esophagus. This does not, however, provide any assurances that the increased funding will lead to third party reimbursement for the WavSTAT(TM) System.

Therefore, upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies are not currently approved for reimbursement by third-party payors, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist’s ability to accurately differentiate among polyps in the colon or Barrett’s esophagus, thereby leading to early detection and subsequent treatment.

Medical equipment capital costs incurred by hospitals are reimbursed separately from diagnosis-related group payments. Changes in federal legislation, or policies of the government or third-party payors that reduce reimbursements under capital cost pass through systems, could adversely affect the market for our products.

As stated previously, demonstrating cost-effectiveness and improved patient outcomes is critical to the sales cycle since payers evaluate these factors in determining whether to reimburse for new technologies. Payers may also delay reimbursement decisions for a year or more, even when provided with cost-effectiveness data, while they conduct their own technology assessments. The availability of peer-reviewed literature regarding the technology may help payers in reducing this technology assessment timeline. To promote the dissemination of literature regarding the WavSTAT(TM) System and optical biopsy technology, SpectraScience intends to have published clinical utility data in peer-reviewed journals.

We expect that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, and capitation pricing (putting a ceiling on the price) are very familiar themes within healthcare. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies, to compete with larger established firms, or with established technologies. Lobbying activities are often necessary to bring to light the value of these new technologies but require extensive amounts of corporate resources that the Company may not be able to afford.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the SpectraScience products will depend on the availability and level of reimbursement in international markets we target. There can be no assurance that we will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, if any, or what effect it might have on us. Reforms may include (i) mandated basic health care benefits, (ii) controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, (iii) greater reliance on prospective payment systems, (iv) the creation of large insurance purchasing groups, and (v) fundamental changes to the health care delivery system. Management anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment mechanisms. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which reform proposals, if any, will be adopted, when they may be adopted or what impact they may have on SpectraScience. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors’ policies toward reimbursement for procedures employing our products, could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Sources of Supply

To date, our manufacturing activities have consisted of assembling a limited number of WavSTAT(TM) Systems for use in various clinical trials. We do not have experience in manufacturing our products in commercial quantities or with the yields that will be necessary for us to achieve significant commercial sales. Currently, we complete the basic assembly of the WavSTAT(TM) console in-house. We assemble the components, all of which are available from more than one source, and inspect and test the completed systems at our facilities.

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

Many of the raw materials or components used in the manufacture of our products are “off the shelf” items and are available from more than one vendor. However, certain components needed for the manufacture of our product, are available only from sole or limited source suppliers. The process of qualifying additional or replacement vendors for certain components or services can be time-consuming and expensive, especially in the medical device industry.

We currently have an agreement with a leading contract manufacturer of medical forceps in the United States, under which they have agreed to supply us with the quantities of forceps that we require. This agreement expires upon the expiration of the underlying patent. Even though the performance of the suppliers of the forceps and other components and raw materials has generally been satisfactory, they may not continue to perform up to our standards, meet government regulations or handle labor unrest, if any.

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

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology that although use a different technique, could potentially compete with SpectraScience products or technologies. None of these companies uses a technology or method which is the same as the SpectraScience technologies and methods.

▪
Xillix Technologies (Richmond, British Columbia, Canada-OTC:XLLTF.PK) has a FDA approved product that uses light-based (not laser) spectroscopy for detection of cancer in the lungs, which is different from the Company’s technologies. The LIFE-Lung system began commercialization in 1998 at a price significantly higher than the Company’s system. Although they are focused primarily on the lung application, Xillix has publicly announced its intentions to expand into the gastrointestinal tract.

▪
MediSpectra, Inc. (Lexington, MA) has been focused on developing a system that improves on the current medical standards for cervical cancer detection. The system consists of an in-vivo, non-contact device that simultaneously uses UV fluorescence and white light to scan the cervix in a single measurement. It then uses the measurement to localize sites for biopsy, the goal being to detect precursors to cervical cancer. In November 1999, MediSpectra announced that preliminary data they collected using their second-generation research device, correctly identified pre-cancerous cervical lesions with an accuracy superior to the current diagnostic standard of care. They have filed with the FDA for approval for this application and expect to receive such approval in 2005.

▪
Mediscience Technology (Cherry Hill, New Jersey-OTC:MDSC.OB) has conducted feasibility clinical studies for oral leukopakia, a pre-cancerous condition of the mouth, with a prototype product called CD SCAN, which uses a light-based spectroscopy system. They also plan to conduct clinical studies in the areas of cervical cancer with products using spectroscopic technology.

Many of these companies have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

▪	greater capital resources,
▪	greater manufacturing resources,
▪	greater resources and expertise in testing products in clinical trials,
▪	greater resources and expertise in the areas of research and development,
▪	greater expertise in obtaining regulatory approvals, and
▪	greater resources for marketing and sales activities.

Patents

SpectraScience currently owns exclusive rights to a total of nine issued US patents and international patents. SpectraScience has eight issued US patents: “Optical Biopsy Forceps” (US Patent 5,762,613), “System for Diagnosing Tissue with Guidewire” (US Patent 5,601,087), “Method of Diagnosing Tissue with Guidewire” (US Patent 5,439,000), “Guidewire Catheter and Apparatus for Diagnostic Imaging” (US Patent 5,383,467), “Optical Biopsy Forceps” (US Patent 5,762,613), “Optical Biopsy Forceps System and Method of Diagnosing Tissue” (US Patent 6,066,102), “Optical Biopsy Forceps” (US Patent 6,129,683), “Optical Biopsy System and Methods for Tissue Diagnosis” (US Patent 6,174,291), and “Optical Forceps System and Method of Diagnosing and Treating Tissue” (US Patent 6,394,964). SpectraScience is the exclusive licensee through the Massachusetts General Hospital of US Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. The patents expire between November 2012 and May 2018. Three of the issued patents and pending patent applications are focused on types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy or to remove tissue as therapy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. One issued patent pertains to the WavSTAT™ System and methods of use. The remaining US patents pertain to various apparatus and methods of diagnosing tissue, and providing the physician with additional information regarding whether it is necessary to take a biopsy sample. Each of the international patents designates several countries for patent protection. To date, no claims have been brought against SpectraScience alleging that the Company's technology or products infringe intellectual property rights of others.

SpectraScience’s ability to obtain and maintain patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of others will directly affect the success the Company's operations. The Company's strategy regarding the protection of its proprietary intellectual property and innovations is to seek patents on those portions of our technology that management believes are patentable, to obtain copyrights for its software if appropriate, and to protect as trade secrets other confidential information and proprietary know-how. There are certain technological aspects of the WavSTAT™ System that are not covered by any patents or patent applications. SpectraScience seeks to protect its trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships.

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

The patent and trade secret positions of medical device companies like SpectraScience are uncertain and involve complex and evolving legal and factual questions. To date, no claims have been brought against SpectraScience alleging that our technology or products infringe intellectual property rights of others. Often, patent and intellectual property disputes in the medical device industry are settled through licensing or similar arrangements. However, there can be no assurance that necessary licenses from other parties would be available to us on satisfactory terms, if at all. The costs associated with such arrangements may be substantial and could include ongoing royalties.
United States patent applications are secret until patents are issued or corresponding foreign applications are published in other countries. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, management cannot be certain that SpectraScience was the first to invent the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In addition, the laws of some foreign countries do not provide the same degree of intellectual property right protection, as do the laws of the United States. Litigation associated with patent or intellectual property infringement or protection can be lengthy and prohibitively costly. There can be no assurance that SpectraScience would have the financial resources to defend its patents from infringement or claims of invalidity; or to successfully defend itself against intellectual property infringement claims by third parties.

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We do not have clinical trial liability insurance coverage at this time, but expect to seek coverage for an upcoming study. There can be no assurance that future insurance coverage will to be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for mandatory damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Subsidiaries

We have no subsidiaries.

Employees

As of June 27, 2005, SpectraScience had three full-time employees, two involved with manufacturing and regulatory affairs and one engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

ITEM 2. DESCRIPTION OF PROPERTY.

SpectraScience leases its principal executive offices from an unrelated third party. The offices consist of approximately 2,500 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $2,286 through August 2005, plus a pro rata share of operating expense and real estate taxes (approximately $457 per month). The lease expires at the end of August 2005 and is renewable on similar terms for an additional one-year period.

ITEM 3. LEGAL PROCEEDINGS.

Reorganization

On September 13, 2002, the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. Timothy D. Moratzka was appointed Trustee of the Chapter 7 Bankruptcy Estate. After negotiations between the Trustee, the Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11, reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor ended and a new investor proposed a Plan dated May 12, 2004. The bankruptcy court gave final approval to the Plan of Reorganization on July 22, 2004, and the Plan became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

Under the Plan, the Company:

▪
settled and canceled notes, warrants and monetary claims on August 23, 2004 of $952,570 ($331,270 from the former CEO, $535,000 from note and warrant holders and $86,300 in accrued interest) by the issuance of 6,250,020 shares of common stock.

▪
issued 11,076,447 shares of common stock to stockholders who participated in an offering of three new shares of common stock in exchange for cancellation of one outstanding share and $0.24 cash, generating cash proceeds of $886,116.

▪
issued 12,384,298 shares to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. On the Effective Date, the Company established a new Board of Directors consisting of Jim Hitchin, Mark D. McWilliams, Rand P. Mulford and Chester E. Sievert. Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan of Reorganization, the Board of Directors shall remain in place for three years after the Effective Date, at which time the bylaws then in effect shall determine elections.

▪	settled claims to vendors of $66,222 through the payment of cash in the amount of $5,885. The remaining amount of $60,337 was written off.

▪	settled claims to employees in the amount of $34,762 through the payment of cash of $6,273. The remaining amount of $28,489 was written off.

▪	wrote off liabilities in the amount of $108,699 for accrued liabilities and trade notes payable that was not to be paid as part of the Plan.

On the Effective Date, a new Board of Directors of the reorganized Company consisting of four members was established as follows: Jim Hitchin, Mark D. McWilliams, Rand P. Mulford and Chester E. Sievert. Subsequent to the Effective Date, Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan of Reorganization, the Board of Directors shall remain in place for three years after the Effective Date at which time the bylaws then in effect shall determine elections.

We adopted fresh-start reporting, as of August 2, 2004, in accordance with SOP 90-7. Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes.
We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of the security holders since the annual meeting held on May 10, 2001 except for a vote on the Plan of Reorganization solicited by mail during June and July 2004 in the course of the Bankruptcy Court proceedings. A majority of the stockholders approved the Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Since the bankruptcy filing, trading of our common stock has been reported in the “Pink Sheets” under the symbol “SCIE.PK”. Pink Sheets® LLC is a provider of pricing and financial information for the over-the-counter (OTC) securities markets. The last reported bid price of the common stock on June 27, 2005 was $1.60.

The following table sets forth, for the periods indicated, the high and low bid prices as reported by the Pink Sheets since September 25, 2002, and on the OTC Bulletin Board from January 1, 2002 - September 24, 2002. To the best of our knowledge, the information obtained from these sources is accurate.

	2002 Stock Prices(1)		2003 Stock Prices(1)		2004 Stock Prices(1)
QUARTER ENDED	High Bid	Low Bid	High Bid	Low Bid	High Bid	Low Bid
March 31	3.70	1.50	0.50	0.13	0.12	0.01
June 30	4.75	2.80	0.18	0.08	0.51	0.11
September 30	3.30	0.10	0.08	0.08	0.65	0.11
December 31	0.22	0.06	0.08	0.01	2.00	0.19

(1) The prices of the common stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. These prices do not reflect retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On June 27, 2005 we had approximately 750 registered stockholders of record of 37,550,762 shares of our common stock, excluding stockholders that are registered in “street-names.” We estimate that there are approximately 4,000 beneficial stockholders of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Wells Fargo Shareowner Services, located at 161 N. Concord Exchange, South Saint Paul, Minnesota 55075.

Penny Stock

Until our shares qualify (if ever) for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the Pink Sheets ™. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. So long as our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prescribed by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Dividends

To date, we have not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund the development and growth of our business. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued common stock during the second and third quarter of 2004 without registration under the Securities Act in connection with the Plan and otherwise, as described in the following table. No agents or underwriters participated and no commission or other compensation was paid for placement of the securities.

	Private Placement	Chapter 11 Plan
No. of Shares	4,378,333	29,710,766(2)
Type of purchasers	Accredited Investors(1)	Participants in Rights Offering, Claimants, Plan Sponsor(2)
Price/Share	$0.12	See Note (2), below
Aggregate Cash Proceeds	$525,400	$936,116
Exemption from Registration	Sections 4(2) and 4(6) of the Securities Act and Regulation D	§1145 of the Bankruptcy Act

1.	As defined in Regulation D under the Securities Act.

2.
In the Rights Offering a holder of common stock was required to exchange one share and $0.24 for three new shares. The trading price of the common stock during the Rights Offering ranged from approximately $0.12 to $0.45. 11,076,447 shares were issued in the Rights Offering in August 2004. Creditors consisted of the former CEO (600,000 shares) and Noteholders and warrant holders (5,650,020 shares). The price paid by them was extinguishment of all claims (approximately $0.10 per share). SA LLC, the Plan Sponsor, received 12,384,298 shares, consisting of 5,000,000 of common stock issued at $0.01 per share and the balance in connection with the level of success of the Rights Offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes that follow such financial statements.

Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Reorganization

On September 13, 2002, the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. Timothy D. Moratzka was appointed Trustee of the Chapter 7 Bankruptcy Estate. After negotiations between the Trustee, the Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11 reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor ended and a new investor proposed a Plan dated May 12, 2004. The bankruptcy court gave final approval to the Plan of Reorganization (the “Plan”) on July 22, 2004, and the Plan became effective on the August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

Under the Plan, the Company:

▪
settled and canceled notes, warrants and monetary claims on August 23, 2004 of $952,570 ($331,270 from the former CEO, $535,000 from note and warrant holders and $86,300 in accrued interest) by the issuance of 6,250,020 shares of common stock.

▪
issued 11,076,447 shares of common stock to stockholders who participated in an offering of three new shares of common stock in exchange for cancellation of one outstanding share and $0.24 cash, generating cash proceeds of $886,116.

▪
issued 12,384,298 shares to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. On the Effective Date, the Company established a new Board of Directors consisting of Jim Hitchin, Mark D. McWilliams, Rand P. Mulford and Chester E. Sievert. Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan of Reorganization, the Board of Directors shall remain in place for three years after the Effective Date at which time the bylaws then in effect shall determine elections.

▪	settled claims to vendors of $66,222 through the payment of cash in the amount of $5,885. The remaining amount of $60,337 was written off.

▪	settled claims to employees in the amount of $34,762 through the payment of cash of $6,273. The remaining amount of $28,489 was written off.

▪	wrote off liabilities in the amount of $108,699 for accrued liabilities and trade notes payable that was not to be paid as part of the Plan.

On the Effective Date, a new Board of Directors of the reorganized Company consisting of four members was established as follows: Jim Hitchin, Mark D. McWilliams, Rand P. Mulford and Chester E. Sievert. Subsequent to the Effective Date, Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. . Under the Plan of Reorganization, the Board of Directors shall remain in place for three years after the Effective Date at which time the bylaws then in effect shall determine elections.

We adopted fresh-start reporting, as of August 2, 2004, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes.

Fresh-Start Adjustments. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and liabilities at estimated fair values. The fresh-start valuation adjustment is principally the result of the elimination of predecessor company accumulated deficit and the revaluation of inventory, fixed assets and intangible assets to estimated fair values.

Gain on Debt Discharge. During the 2004 period, an extraordinary gain on debt discharge of $525,380 was recorded in accordance with the implementation of the Plan.

Plan of Operation

For the three years immediately preceding its bankruptcy filing, SpectraScience focused on the design, development, clinical testing, regulatory approval, and initial commercialization of the WavSTAT(TM) I System. Additionally, the Company obtained regulatory approval of WavSTAT(TM) II, and WavSTAT(TM) III. In addition to designing, developing and testing its next generation products, SpectraScience developed in 2000 a second application for detection of Barrett’s esophagus.

SpectraScience spent significant amounts of effort on multiple clinical outcome studies necessary to gain reimbursement, but never sought reimbursement codes. SpectraScience must have cost effectiveness data for the WavSTAT(TM) System to present to CMS and other governmental agencies in order to obtain reimbursement codes. Cost effectiveness data is collected through outcome based clinical studies. In addition, this same data is one of several pieces of information that managed care will require when making a buy decision. The secondary accomplishments of the outcome based clinical studies are integrated with our marketing efforts. They provide an opportunity to demonstrate to key opinion leaders the clinical utility and ease of use of the WavSTAT(TM) System. Management believes this in turn should help drive clinical acceptance.

SpectraScience had no operations from September 13, 2002 through August 2, 2004 except for payments necessary to preserve its patents, legal standing and other assets of its Estate in bankruptcy. The Successor Company in anticipation of emergence from bankruptcy began a Regulation D offering in June and July of 2004. Funds totaling $505,400 from this offering were deposited to the Company’s new bank account at that time in exchange for 4,211,666 shares of stock.

During the next year SpectraScience intends to:

▪	complete outcome based clinical studies for the colon application,
▪	submit to CMS, an application for reimbursement codes for use of the WavSTAT(TM) System upon completion of an outcome based clinical study,
▪	begin Phase II clinical studies with our Barrett’s esophagus application,
▪	continue to develop the market with key physician opinion leaders, both international and domestic, for our approved product as well as for a Barrett’s esophagus application,
▪	begin sales both domestically and internationally, and
▪	develop strategic relationships for distribution and marketing.

We do not anticipate any significant purchase or sale of plant and significant equipment or any significant changes in the number of employees.

The cash position of SpectraScience as of September 13, 2002, the date of bankruptcy filing, was $243,503. Cash on hand as of August 2, 2004, the date the Company emerged from bankruptcy was $1,441,990. Cash on hand as of December 31, 2004 was $1,132,505. We believe that this will be sufficient to sustain operations for the next twelve months. However, additional capital will be required after that time since we anticipate insignificant revenues from operations for the near future. We believe that this funding will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to the Company.

Liquidity and Capital Resources

SpectraScience has financed its operations since 1992 principally through private placements of its common and preferred stock. From October 1992, when we began development of our current products and changed our name, until December 31, 2001, we had obtained funds aggregating approximately $16 million in net proceeds from the issuance of common stock and preferred stock. As of December 31, 2004 SpectraScience had cash and cash equivalents of $1,132,505.

The improved cash position as of December 31, 2004 is the result of the receipt of proceeds of $886,116 in a stockholder rights offering under the Company’s Chapter 11 Plan of Reorganization, $50,000 in proceeds as part of the Plan of Reorganization, and $525,400 in a private placement to “accredited investors”, as defined in Regulation D under the Securities Act of 1933. No net cash was provided by financing operating activities during the year ended December 31, 2003. For the year ended December 31, 2002 the Company financed operations by issuing notes for $535,000.

SpectraScience expects to incur significant additional operating losses through at least 2006, as outcome-based clinical studies are completed, research and development activities continue, and sales and marketing efforts to commercialize the WavSTAT(TM) System begin. Company management anticipates that it has sufficient cash and cash equivalents to fund basic operations through fiscal year 2005, and that the Company needs to complete a financing transaction in 2005 in order to be able to fund the current business plan in subsequent years, or risk running out of cash early in 2006. There is no assurance that the Company will be able to obtain funds on terms and conditions satisfactory to the Company.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

▪	the timing and progress of outcome-based clinical trials,
▪	the timing and extent to which SpectraScience’s products gain market acceptance,
▪	the timing and expense of product introduction,
▪	the timing and expense of developing marketing and distribution channels,
▪	the progress and expense of developing next generation products and new applications for the WavSTAT(TM) System,
▪	the potential requirements and related costs for product modifications, the timing and expense of various U.S. and foreign regulatory filings,
▪	the maintenance of various U.S. and foreign government approvals, or the timing of receipt to obtain additional approvals, and
▪	the status and maintenance of SpectraScience’s patent portfolio.

The Company re-commenced operations after confirmation of its Plan of Reorganization on August 2, 2004 (the “Effective Date” for purposes of this report). For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh-start reporting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods, except where fresh-start reporting prevents comparability with the prior period. Accordingly, the results of operations present the Predecessor Company for the period January 1, 2002 to August 1, 2004 and the Successor Company for the period August 2, 2004 to December 31, 2004. Management does not believe that a discussion of Predecessor Company and Successor Company periods is reasonable or appropriate in many areas due to lack of comparability for accounting purposes, in accordance with SOP 90-7. Where appropriate, a discussion is included.

Historical Results of Operations

The following discussion should be read in conjunction with the financial statements, schedules and the related notes thereto included in this report.

Fiscal Year Ended December 31, 2004 As Compared To Fiscal Year Ended December 31, 2003

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Losses increased in 2004 to $494,846 compared to $181,268 in 2003 as expenses were incurred to re-start the Company in 2004. The increase in general and administrative expense in 2004 were due to professional fees and payroll which increased $76,601 and $115,089 respectively.

Other Income (Expense)
Other expenses were $13,627 in 2004 compared to $42,089 in 2003 principally due to accrual of interest expense due on notes payables in 2003. In 2004, the notes payables were converted to common stock as a result of the Plan.

Liquidity and Capital Resources

On December 31, 2004, the Company had cash of $1,132,505 compared to $73,487 at December 31, 2003 representing an increase of $1,059,018. The cash increased due to a stockholder’s rights offering in July 2004 and a private placement of common stock at the same time netting $1,461,516.

Operating Activities
During the year ended December 31, 2004, operating activities used net cash of $410,738, primarily due to payment of professional fees and payroll.

Investing Activities
Investing activities provided $8,240 in the year ended December 31, 2004 due to the sale of fixed assets.

Financing Activities
For the year ended December 31, 2004 financing resulted in increasing cash by $1,461,516 due to a stockholder’s rights offering and a private placement of common stock.

Working Capital
Increases in working capital during the year ended December 31, 2004 in the amount of $2,254,931 reduced the negative working capital position to a positive $1,316,175 at December 31, 2004 as compared to a negative working capital of $938,756 at December 31, 2003. The increase was due to settlement of debts through the Plan and common stock issuances.

2004 Nine Months As Compared To 2003 Nine Months

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Operating losses for the combined operations of the Predecessor and Successor Companies increased in 2004 to $324,649 compared to $143,290 in 2003 as expenses were incurred to re-start the Company in 2004. The increases in general and administrative expenses were due to professional fees and payroll which increased $113,817 and $52,265 respectively.

Other Income (Expense)
Other income for the combined activities of the Predecessor and Successor Companies was $503,744 in 2004 compared to other expense of $31,435 in 2003 principally due to the Company recording a gain on forgiveness of debt totaling $525,380. This was partially offset by the accrual of interest expense due on notes payable in 2003. In 2004, the notes payables were converted to common stock as a result of the Plan.

Liquidity and Capital Resources

On September 30, 2004, the Company had cash of $1,265,113 compared to $73,487 at December 31, 2003 representing an increase of $1,191,626 for the combined operations of the Predecessor and Successor Companies. The cash increased due to a stockholder’s rights offering in July 2004 and a private placement of common stock at the same time netting $1,461,516.

Operating Activities
During the nine months ended September 30, 2004, for the combined operations of the Predecessor and Successor Companies, operating activities used net cash of $270,887 primarily due to payment of salaries and professional fees.

Investing Activities
Investing activities for the combined operations of the Predecessor and Successor Companies provided $1,000 in the nine months ended September 30, 2004 due to the sale of fixed assets.

Financing Activities
For the quarter ended September 30, 2004, for the combined activities of the Predecessor and Successor Companies, financing resulted in increasing cash by $1,461,516 due to a stockholder’s rights offering and a private placement of common stock.

Working Capital
Increases in working capital during the nine months ended September 30, 2004 for the combined operations of the Predecessor and Successor Companies in the amount of $2,348,997 reduced the negative working capital position to $1,410,241 at September 30, 2004 as compared to a negative working capital of $938,756 at December 31, 2003. The cash increased due to a stockholder’s rights offering in July 2004 and a private placement of common stock at the same time netting $1,461,516.

2004 Third Quarter As Compared To 2003 Third Quarter

Gross Revenue
The Company had no revenue in either quarter.

Operating Income (Loss)
Operating losses for the combined operations of the Predecessor and Successor Companies increased in 2004 to $256,058 compared to $52,770 in 2003 as expenses were incurred to re-start the Company.

Other Income (Expense)
Other Income for the combined activities of the Predecessor and Successor Companies increased in 2004 to $525,118 compared to other expenses of $10,617 in 2003 primarily due to the Company recording a gain on forgiveness of debt totaling $525,380. This was partially offset by the accrual of interest expense due on notes payable in 2003. In 2004, the notes payable were converted to common stock as a result of the Plan.

2004 Six Months As Compared To 2003 Six Months

The Company was in bankruptcy during both periods and had no operations and incurred expenses only in connection with maintenance of the Estate’s assets and payment of professional fees.

Liquidity and Capital Resources

On June 30, 2004, the Company had cash of $383,731 compared to $73,487 at December 31, 2003 representing an increase of $310,244. The increase in cash is related to $353,000 of investment received for the Successor Company in exchange for stock, offset by expenses in connection with maintenance of the Estate’s assets and payment of professional fees. The Company was in bankruptcy during 2003.

2004 Second Quarter As Compared To 2003 Second Quarter

The Company was in bankruptcy during both periods and had no operations and incurred expenses only in connection with maintenance of the Estate’s assets and payment of professional fees.

2004 First Quarter As Compared To 2003 First Quarter

The Company was in bankruptcy during both periods and had no operations and incurred expenses only in connection with maintenance of the Estate’s assets and payment of professional fees.

Liquidity and Capital Resources

On March 31, 2004, the Company had cash of $54,447 compared to $73,487 at December 31, 2003 representing a decrease of $19,040. The decrease in cash was due to expenses in connection with maintenance of the Estate’s assets and payment of professional fees. The Company was in bankruptcy during both periods in 2004 and 2003.

Fiscal Year Ended December 31, 2003 As Compared To Fiscal Year Ended December 31, 2002

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Operating losses decreased in 2003 to $181,268 compared to $1,700,803 in 2002 as the Company was in bankruptcy in 2003 and the only expenses were to maintain the Company’s Estate.

Other Income (Expense)
Other expenses were $42,089 in 2003 compared to $967,409 in 2002 principally due to the accrual of interest expense due on notes payable in 2003 and 2002. Also in 2002, the Company recorded a loss on fixed assets of $82,035, wrote down inventory due to obsolescence of $335,916 and recorded amortization of discount on notes payable of $535,000.

Liquidity and Capital Resources

On December 31, 2003, the Company had cash of $73,487 compared to $227,367 at December 31, 2002 representing a decrease of $153,880. The cash decreased due to expenses maintaining the Company’s Estate.

Operating Activities
During the year ended December 31, 2003, the Company was in bankruptcy and cannot be compared to operations through the third quarter of 2002 when the Company filed for bankruptcy.

Investing Activities
There were no meaningful investing activities for the year ended December 31, 2003 due to bankruptcy.

Financing Activities
For the year ended December 31, 2003 the Company was in bankruptcy.

Working Capital
Decreases in working capital during the year ended December 31, 2003 was due to maintaining the Company’s Estate in bankruptcy.

Nine Months Ended September 30, 2003 As Compared To Nine Months Ended September 30, 2002

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Operating losses decreased in 2003 to $143,290 compared to $1,660,135 in 2002 as the Company was in bankruptcy during 2003 and the only expenses incurred were in connection with maintenance of the Estate’s assets and payment of professional fees.

Other Income (Expense)
Other expenses were $31,435 in 2003 compared to other expense of $623,863 in 2002. In 2002, the Company recorded a loss on disposal of fixed assets of $82,035 and wrote down inventory due to obsolescence of $335,916.

Liquidity and Capital Resources
On September 30, 2003, the Company had cash of $141,148 compared to $227,367 at December 31, 2002 representing a decrease of $86,219. The decrease in cash is related to expenses in connection with maintenance of the Estate’s assets and payment of professional fees. The Company was in bankruptcy during 2003.

2003 Third Quarter As Compared To 2002 Third Quarter

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Operating losses decreased in 2003 to $52,770 compared to $753,059 in 2002 as the Company was in bankruptcy during 2003 and the only expenses incurred were in connection with maintenance of the Estate’s assets and payment of professional fees

Other Income (Expense)
Other expenses were $10,617 in 2003 compared to other expense of $627,236 in 2002. In 2002, the Company recorded a loss on disposal of fixed assets of $82,035, wrote down inventory due to obsolescence of $335,916 and recorded amortization of discount on notes payable of $214,000.

2003 Six Months As Compared To 2002 Six Months

Gross Revenue
The Company had no revenue in either quarter.

Operating Income (Loss)
Operating losses decreased in 2003 to $90,519 compared to $907,076 in 2002 as the Company was in bankruptcy during 2003 and the only expenses incurred were in connection with maintenance of the Estate’s assets and payment of professional fees.

Other Income (Expense)
Other expenses were $20,818 in 2003 compared to other income of $3,373 in 2002 principally due to accrual of interest expense due on notes payable in 2003.

Liquidity and Capital Resources

On June 30, 2003, the Company had cash of $175,750 compared to $227,367 at December 31, 2002 a decrease of $51,617. The decrease in cash is related to expenses in connection with maintenance of the Estate’s assets and payment of professional fees. The Company was in bankruptcy during 2003.

2003 Second Quarter As Compared To 2002 Second Quarter

Gross Revenue
The Company had no revenue in either quarter.

Operating Income (Loss)
Operating losses decreased in 2003 to $39,466 compared to $425,836 in 2002 as the Company was in bankruptcy during 2003 and the only expenses incurred were in connection with maintenance of the Estate’s assets and payment of professional fees.

Other Income (Expense)
Other expenses were $10,496 in 2003 compared to other income of $1,000 in 2002 principally due to accrual of interest expense due on notes payable in 2003.

2003 First Quarter As Compared To First Quarter 2002

Gross Revenue
The Company had no revenue in either quarter.

Operating Income (Loss)
Operating losses decreased in 2003 to $51,054 compared to $481,240 in 2002 as the Company was in bankruptcy during 2003 and the only expenses incurred were in connection with maintenance of the Estate’s assets and payment of professional fees.

Other Income (Expense)
Other expenses were $10,321 in 2003 compared to other income of $2,373 in 2002 principally due to accrual of interest expense due on notes payable in 2003.

Liquidity and Capital Resources

On March 31, 2003, the Company had cash of $169,353 compared to $227,367 at December 31, 2002 representing a decrease of $58,014. The decrease in cash is related to expenses in connection with maintenance of the Estate’s assets and payment of professional fees. The Company was in bankruptcy during 2003.

Fiscal Year Ended December 31, 2002 As Compared To Fiscal Year Ended December 31, 2001

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Operating losses were $1,700,803 for the year ended December 31, 2002 compared to operating losses of $3,073,824 for the year ended December 31, 2001. This decrease of $1,373,022 was due to reduced consulting expenses, reduced salaries, reduced expenses related to clinical studies and reduced expenses related to design research and development. Expenses also were reduced as the Company filed for bankruptcy on September 13, 2002 and ceased operations.

Other Income (Expense)
Other income was $967,409 for the year ended December 31, 2002 as compared to other expenses of $103,523 for the year ended December 31, 2001. In 2002 the Company recorded a loss from disposal of fixed assets of $82,035, wrote down inventory due to obsolescence of $335,916 and recorded amortization of discount on notes payable of $535,000.

Liquidity and Capital Resources

On December 31, 2002, the Company had cash of $227,367 compared to $969,861 at December 31, 2001 representing a decrease of $742,494.

Operating Activities
During the year ended December 31, 2002, operating activities used net cash of $1,235,799 primarily due to net loss and the Company’s inability to generate sales activity.

Investing Activities
None

Financing Activities
For the year ended December 31, 2002 financing resulted in increasing cash by $493,305 due to the issuance of notes payable.

Working Capital
Decreases in working capital during the year ended December 31, 2002 in the amount of $1,922,249 resulted in a negative working capital position of $715,399 at December 31, 2002 as compared to a positive working capital of $1,206,850 at December 31, 2001. This decrease was due to losses incurred during the year ended December 31, 2002 and ceased operations.

Nine Months Ended September 30, 2002 As Compared To Nine Months Ended September 30, 2001

Gross Revenue
The Company had no revenue in either period.

Operating Income (Loss)
Losses were $1,660,135 for the nine months ended September 30, 2002. Losses were $2,521,151 for the nine months ended September 30, 2001. This decrease of $861,016 was due to reduced consulting expenses, reduced salaries, reduced expenses related to clinical studies and reduced expenses related to design research and development. Expenses also were reduced as the Company filed for bankruptcy on September 13, 2002.

Other Income (Expense)
Other expenses were $623,863 for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, other income was $95,212. In 2002, the Company recorded a loss from disposal of fixed assets of $82,035, inventory written down due to obsolescence of $335,916 and recorded amortization of discount on notes payable of $214,000.

Liquidity and Capital Resources
On September 30, 2002, the Company had cash of $244,241 compared to $969,861 at December 31, 2001 representing a decrease of $725,620.

Operating Activities
During the nine months ended September 30, 2002, operating activities used net cash of $1,218,925, primarily due to net loss and the Company’s inability to generate sales activity.

Investing Activities
None

Financing Activities
For the nine months ended September 30, 2002 financing resulted in increasing cash by $493,305 due to the issuance of notes payable.

Working Capital
Decreases in working capital during the nine months ended September 30, 2002 in the amount of $1,859,034 resulted in a negative working capital position of $652,184 at September 30, 2002 as compared to a positive working capital of $1,206,850 at December 31, 2001. This decrease was due to losses incurred during the nine months ended September 30, 2002.

2002 Third Quarter As Compared To Third Quarter 2001

Operating Income (Loss)
Operating losses were $753,059 for the quarter ended September 30, 2002 as compared to operating losses of $791,098 for the quarter ended September 30, 2001. This decrease of $38,039 was due to reduced consulting expenses, reduced salaries, reduced expenses related to clinical studies and reduced expenses related to design research and development. The Company filed for bankruptcy on September 13, 2002 and ceased operations.

Other Income (Expense)
Other Income was $19,870 for the quarter ended September 30, 2001. For the quarter ended September 30, 2002 other expenses was $627,236. In 2002, the Company recorded a loss on fixed assets of $82,035, wrote down inventory due to obsolescence of $335,916 and recorded amortization of discount on notes payable of $214,000.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangibles, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of this Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Fresh-Start Reporting

Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective August 2, 2004. Consequently, the consolidated balance sheet and related information as of December 31, 2004 is considered the “Successor Company,” and reflects the Plan of Reorganization and the principles of fresh-start reporting. Periods presented prior to August 2, 2004 are considered the “Predecessor Company.” References to operating results and cash flows for periods ended prior to August 2, 2004 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company. SOP 90-7.40 states, “comparative financial statements that straddle a confirmation date should not be presented.” We have done so where possible to aid in the understanding of Company activities.

Recent Accounting Pronouncements
Accounting For Transactions Involving Stock Compensation

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways: the modified prospective transition method, a variation of the modified prospective transition method, or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Impairment or Disposal of Long-Lived Assets

SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2004.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, and an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Investment Considerations

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE CURRENTLY GENERATING REVENUES.

Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and could cause you to lose your entire investment. We have not had any revenues for the past three years. To date, we have engaged primarily in research, development and clinical testing. Since the beginning of the Successor Period, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss in the amount of $377,691 from the beginning of the Successor Period through December 31, 2004. We have no products or services on the market that are currently generating revenues. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to reduce or suspend our operations and ultimately go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

WE MAY FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES THAN OURS.

These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment. Our competitors may be developing products, which could compete with the WavSTAT(TM) System we are developing. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that are

▪	are more effective;
▪	or are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective WavSTAT(TM) Systems, and obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies and tools for analysis. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

Our competitors may include fully integrated medical device companies, universities and public and private research institutions. Many of the organizations competing with us, have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

The market for medical devices is intensely competitive. Many of our potential competitors have longer operating histories, greater name recognition, more employees, and significantly greater financial, technical, marketing, public relations, and distribution resources than we have. This intense competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to develop, maintain and extend our current technology. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish our revenues, adversely impact our margins or lead to a reduction in our market share, any of which may harm our business.

OUR WavSTAT(TM) SYSTEM TECHNOLOGY MAY BECOME OBSOLETE.

Our WavSTAT(TM) System products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious or more economical than our WavSTAT(TM) System products. Any one of our competitors could develop a more effective product which would render our technology obsolete.

WE ARE DEPENDENT FOR OUR SUCCESS ON A KEY EXECUTIVE OFFICER.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Jim Hitchin. If we lost this key executive officer, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for this key executive officer at all, or on terms that are not unduly expensive or burdensome to our company. We do not have an employment agreement with Mr. Hitchin and his employment is severable by either party at will. We currently carry a key man life insurance policy on him in the amount of $2,000,000.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of 3 full time employees consisting of our Chief Executive Officer, our Operations Manager and a Clinical Studies/Product Engineer/Manager as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

WE PLAN TO GROW VERY RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND SHAREHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry directors and officers liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, in the future, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE PREVENTED OR DELAYED.

Our WavSTAT(TM) System is subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for an esophageal application we hope to commercially market. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense exerted, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

▪	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied.
▪	The FDA may require additional testing for safety and effectiveness.
▪	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.
▪	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.
▪	The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

▪	warning letters;
▪	civil penalties;
▪	criminal penalties;
▪	injunctions;
▪	product seizure or detention;
▪	product recalls; and
▪	total or partial suspension of productions.

DELAYS IN SUCCESSFULLY COMPLETING OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL OR MARKET OUR WavSTAT(TM) SYSTEM CANDIDATE ON A TIMELY BASIS.

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our WavSTAT(TM) System product candidate. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

▪	unsatisfactory results of any clinical trial;
▪	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules;
▪	different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results.

OUR DEVELOPMENT COSTS WILL INCREASE IF WE HAVE MATERIAL DELAYS IN ANY CLINICAL TRIAL OR IF WE NEED TO PERFORM MORE OR LARGER CLINICAL TRIALS THAN PLANNED.

If the delays are significant, or if any of our WavSTAT(TM) System product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

THE INDEPENDENT CLINICAL INVESTIGATORS THAT WE RELY UPON TO CONDUCT OUR CLINICAL TRIALS MAY NOT BE DILIGENT, CAREFUL OR TIMELY, AND MAY MAKE MISTAKES, IN THE CONDUCT OF OUR CLINICAL TRIALS.

We depend on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our product development programs. If independent investigators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, it may delay FDA approval of our products. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS DUE TO RESULTS OF STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRIETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new products. We expect that a significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

▪	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;
▪	failure to receive necessary regulatory approvals;
▪	existence of proprietary rights of third parties; and/or
▪	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we currently have and intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can not give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

The WavSTAT(TM) System is protected by nine issued patents, in the United States, Europe and Japan, of which we own and one which we own the exclusive license.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

THE PATENTS WE OWN COMPRISE A LARGE PORTION OF OUR ASSETS WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The WavSTAT(TM) System is protected by nine issued patents, in the United States, Europe and Japan, and an additional patent for which we own an exclusive license. These patents comprise a majority of our assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a majority of our assets would lose their value. Further, since our patents are written down over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. Stock options we issued in 2004 were expensed in 2004 under FAS 123. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

Our WavSTAT(TM) System products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

OUR COMMON SHARES ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Our common shares have historically been sporadically or "thinly-traded" on the Pink Sheets, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of June 27, 2005, our average trading volume per day for the past three months was approximately 11,350 shares a day with a high of 55,350 shares traded and a low of 0 shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the ninety-day period ended June 27, 2005, the high and low sale prices of a share of our common stock were $1.65 and $0.50, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 28.5% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF June 27, 2005) OF OUR OUTSTANDING COMMON SHARES, WHICH MAY LIMIT THE ABILITY OF YOURSELF OR OTHER STOCKHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF OUR COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

As of June 27, 2005, our officers and directors beneficially own or control approximately 28.5% (including all options exercisable within sixty days of June 27, 2005) of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING COMMON SHARE PURCHASE OPTIONS. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES.

As of June 27, 2005, there are outstanding common share purchase options entitling the holders to purchase 1,800,000 common shares at a weighted average exercise price of $0.20 per share (600,000 of these shares are exercisable within the next 60 days). The exercise price for all of the aforesaid options may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options may sell common shares in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 125,000,000 shares of capital stock, including 100,000,000 shares of common stock and 25,000,000 undesignated shares (i.e. shares that may be designated as in a senior position to the current stock). After taking into consideration our outstanding common stock at June 27, 2005, we will be entitled to issue up to 62,449,238 (100,000,000 authorized less shares outstanding of 37,550,762) additional common shares and up to 25,000,000 shares of other series of capital stock. Our board may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our articles of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

ANTI-TAKEOVER PROVISIONS MAY IMPEDE THE ACQUISITION OF OUR COMPANY.

Certain provisions of the Minnesota Business Corporation Act and other Minnesota laws have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Audited financial statements for the five months ended December 31, 2004, seven months ended August 1, 2004, and year ended December 31, 2003, audited balance sheet as of December 31, 2002, unaudited statements of operations, cash flows, and stockholders’ deficit for the year ended December 31, 2002 and unaudited quarterly information from September 30, 2002 through September 30, 2004 are filed as part of this Form 10-KSB.

SpectraScience, Inc.
(A Development Stage Enterprise)

Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Page
Report of Independent Registered Public Accounting Firm	52
Balance Sheets at December 31, 2004, 2003 and 2002	54
Statements of Operations for the five months ended December 31, 2004, seven months ended August 1, 2004 and years ended December 31, 2003 and 2002	55
Statements of Stockholders’ Equity (Deficit) for the five months ended December 31, 2004, seven months ended August 1, 2004 and years ended December 31, 2003 and 2002	56
Statements of Cash Flows for the five months ended December 31, 2004, seven months ended August 1, 2004 and years ended December 31, 2003 and 2002	57
Notes to Financial Statements	58

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SpectraScience, Inc.

We were engaged to audit the statements of operations, stockholders’ deficit and cash flows of SpectraScience, Inc. (a development stage enterprise) (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management.

The Company filed for bankruptcy protection on September 13, 2002. The case was converted from a liquidation under Chapter 7 to a Chapter 11 reorganization in early 2003. The Company’s Plan of Reorganization was confirmed on July 22, 2004 and became effective on August 23, 2004. However, the Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004, (for purposes of this report, the “Effective Date”) the Company is referred to as the “Successor Company.” The Company as it existed prior to August 2, 2004 is referred to as the “Predecessor Company.” During the bankruptcy, the Company was under the control of a court appointed trustee and had no management, no legal counsel, no independent registered public accounting firm, no transfer agent and no operations. Evidence supporting accounting transactions entered into by the Predecessor Company for the period from January 1, 2002 to September 13, 2002 was not complete.

Since the Predecessor Company was not able to provide us with accounting records adequate for the application of auditing standards generally accepted in the United States of America, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2002.

We have audited the accompanying balance sheets of SpectraScience, Inc. as of December 31, 2004, 2003, and 2002 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from August 2, 2004 to December 31, 2004, for the period from January 1, 2004 through August 1, 2004, and for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 financial statements referred to in the preceding paragraph present fairly, in all material respects, the financial position of SpectraScience, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from August 2, 2004 to December 31, 2004, the period from January 1, 2004 through August 1, 2004 and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
June 20, 2005

SpectraScience, Inc. (A Development Stage Enterprise) Balance Sheets December 31, 2004, 2003, and 2002

ASSETS
	Successor Company	Predecessor Company	Predecessor Company
	December 31, 2004	December 31, 2003	December 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$1,132,505	$73,487	$227,367
Inventories	149,169	149,169	149,169
Prepaid expenses and other	54,400		23,204
TOTAL CURRENT ASSETS	1,336,074	222,656	399,740

FIXED ASSETS
Office furniture	1,000	59,886	59,886
Computer equipment	4,323	46,643	46,643
Machinery and equipment	13,868	319,155	319,155
	19,191	425,684	425,684
Less accumulated depreciation	(3,199)	(367,823)	(367,823)
TOTAL FIXED ASSETS	15,992	57,861	57,861

Patents, net	281,949

TOTAL ASSETS	$1,634,015	$280,517	$457,601

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
Accounts payable	$12,215
Accrued compensation and taxes	7,684
Accrued expenses		$24,126	$20,653
TOTAL CURRENT LIABILITIES	19,899	24,126	20,653

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable		66,222	66,222
Note payable - trade creditors		8,514	8,514
Accrued compensation and taxes		366,032	366,032
Accrued expenses		100,185	100,185
Accrued interest		61,333	18,533
Convertible notes payable		535,000	535,000

TOTAL LIABILITIES SUBJECT TO COMPROMISE		1,137,286	1,094,486

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Undesignated capital stock, undesignated par value, 25,000,000 shares authorized
Common stock, par value $0.25, 17,000,000 shares authorized
7,153,813 issued and outstanding		1,788,453	1,788,453
Common stock, par value of $0.01, 100,000,000 shares authorized
37,550,762 issued and outstanding in 2004	375,508
Additional paid-in capital	1,780,122	54,332,013	54,332,013
Deferred compensation	(163,823)
Deficit accumulated during the development stage	(377,691)	(57,001,361)	(56,778,004)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,614,116	(880,895)	(657,538)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,634,015	$280,517	$457,601

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the 5 months ended December 31, 2004, the 7 months ended August 1, 2004 and the years ended December 31, 2003 and 2002

				(unaudited)
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
	5 months ended	7 months ended	Year Ended	Year Ended
	December 31, 2004	August 1, 2004	December 31, 2003	December 31, 2002

Gross Revenue	$—	$—	$—	$—

OPERATING EXPENSES
Research and development				488,917
General and administrative	388,886	105,960	181,268	1,211,886
	388,886	105,960	181,268	1,700,803

OPERATING LOSS	(388,886)	(105,960)	(181,268)	(1,700,803)

OTHER INCOME (EXPENSE)
Interest expense		(24,967)	(42,800)	(554,711)
Interest income	7,006	145	711	5,253
Gain (loss) on disposal of fixed assets	4,189			(82,035)
Writedown of obsolete inventory				(335,916)
	11,195	(24,822)	(42,089)	(967,409)

LOSS BEFORE REORGANIZATION ITEMS	(377,691)	(130,782)	(223,357)	(2,668,212)

Gain on debt discharge		525,380

NET INCOME (LOSS)	$(377,691)	$394,598	$(223,357)	$(2,668,212)

Basic and diluted net earnings (loss) per share	$(0.01)	$0.05	$(0.03)	$(0.37)

Weighted average number of common
shares outstanding	32,313,705	7,874,884	7,153,813	7,153,813

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Stockholders' Equity (Deficit)
For the Years ended December 31, 2002, December 31, 2003, the 7 months ended August 1, 2004 and the 5 months ended December 31, 2004

	Common Stock - old		Additional	Common Stock - new		Additional		Deficit Accumulated During The	Total Stockholders'
			Paid-In			Paid-In	Deferred	Development	Equity/
	Shares	Amount	Capital	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Balance January 1, 2002 (unaudited)	7,153,813	$1,788,453	$53,797,013					$(54,109,792)	$1,475,674

Common stock warrants issued in connection with borrowings (unaudited)			535,000						535,000

Net loss (unaudited)								(2,668,212)	(2,668,212)

Balance, December 31, 2002	7,153,813	1,788,453	54,332,013					(56,778,004)	(657,538)

Net loss								(223,357)	(223,357)

Balance, December 31, 2003	7,153,813	1,788,453	54,332,013					(57,001,361)	(880,895)
Issuance of stock options to employees, directors and consultants						$201,514	$(201,514)
Amortization of deferred compensation							758		758
Adjustment for common stock to par value of $0.01		(1,716,915)	1,716,915
Conversion of 3,692,149 old shares into 11,076,447 new shares plus $0.24 per share	(3,692,149)	(36,921)		11,076,447	$110,764	812,273			886,116
Issuance of common stock for payment of notes payable and interest at $0.10 per share				5,650,020	56,500	508,500			565,000
Sale of common stock at $0.12 per share				4,211,666	42,117	463,283			505,400
Settlement of old claim at $0.10 per share				600,000	6,000	54,000			60,000
Sale of common stock at $0.01 per share				12,384,298	123,843	(73,843)			50,000
Fresh start adjustment	(3,461,664)	(34,617)	(56,048,928)	3,461,664	34,617	(302,456)		56,606,763	255,379
Net income								394,598	394,598
Balance, August 2, 2004				37,384,095	373,841	1,663,271	(200,756)		1,836,356

Sale of common stock at $0.12 per share				166,667	1,667	18,333			20,000
Issuance of stock options to employees, directors and consultants						98,518	(98,518)
Amortization of deferred compensation							135,451		135,451
Net loss								(377,691)	(377,691)
Balance, December 31, 2004		$—	$—	37,550,762	$375,508	$1,780,122	$(163,823)	$(377,691)	$1,614,116

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the 5 months ended December 31, 2004, for the 7 months ended August 1, 2004 and for the years ended December 31, 2003 and 2002

				(unaudited)
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
	5 months ended	7 months ended	Year Ended	Year Ended
	December 31, 2004	August 1, 2004	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net income (loss)	$(377,691)	$394,598	$(223,357)	$(2,668,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,250			57,832
Gain on discharge of debt		(525,380)
Amortization of deferred compensation	135,451	758
Amortization of debt discount				535,000
Loss (gain) on disposal of fixed assets	(4,189)			82,035
Writeoff of obsolete inventory				335,916
Changes in operating assets and liabilities:
Inventories				25,056
Prepaids and other current assets	(30,650)	(23,750)	23,203	84,513
Other assets				50,000
Accounts payable	(47,487)	53,817		(111,864)
Accrued expenses and other liabilities	(24,409)	26,944	46,274	373,925

Net cash used in operating activities	(337,725)	(73,013)	(153,880)	(1,235,799)

Cash flows from investing activities - proceeds from the sale of fixed assets	8,240

Cash flows from financing activities:
Proceeds from exchange of common stock		886,116
Proceeds from issuance of common stock in reorganization		50,000
Proceeds from the issuance of common stock	20,000	505,400
Principal payments on long-term debt				(41,695)
Proceeds from long-term debt				535,000
Net cash provided by financing activities	20,000	1,441,516		493,305

Net (decrease) increase in cash and cash equivalents	(309,485)	1,368,503	(153,880)	(742,494)

Cash and cash equivalents at beginning of period	1,441,990	73,487	227,367	969,861

Cash and cash equivalents at end of period	$1,132,505	$1,441,990	$73,487	$227,367

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest to common stock	$565,000
Issuance of common stock in settlement of bankruptcy debt	$60,000
Fresh start adjustment to fixed assets and patents	$255,379

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
(Information Related to the Year Ended December 31, 2002 is Unaudited)

Note 1 - Description of Business

SpectraScience, Inc. (the “Company”) filed for bankruptcy protection on September 13, 2002 (U.S. Bankruptcy Court, District of Minnesota, Case No. 02-42904). The case was converted from liquidation under Chapter 7 to Chapter 11 reorganization in early 2003. The Company’s Plan of Reorganization was confirmed on July 7, 2004 and became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company” and the Company as it existed prior to August 2, 2004 is referred to as the “Predecessor Company.” During the bankruptcy, the Company was under the control of a court appointed trustee and had no management (all officers and directors had resigned), no legal counsel, no outside auditors, no transfer agent, and no operations.

The Company has adopted “fresh-start reporting,” given the absence of any operating activity or other significant activity for almost two years and in accordance with the guidelines of “Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”).

The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy reorganization in 2002, the Company primarily focused on developing the WavSTAT(TM) Optical Biopsy System (“WavSTAT(TM) System.”). The WavSTAT(TM) System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body.

Note 2 - Going Concern and Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2004, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Successor Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of December 31, 2004, the Company had working capital of $1,316,175 and cash and cash equivalents of $1,132,505. The Company believes that these will be sufficient to sustain operations for the next twelve months. However, additional capital will be required after that time since we anticipate insignificant revenues from operations for the near future. The Company believes that this funding will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to the Company. Through December 31, 2004, the Company's financing has been through the sale of common stock. Until the Company's operations generate adequate revenue, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital previously described.

Note 3 - Summary of Significant Accounting Policies

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financials statements. Significant estimates made by management include, among others, realization of long-lived assets. Actual results could differ from those estimates.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

Stock-Based Compensation

At December 31, 2004, the Company has one stock-based employee compensation plan (the “Option Plan"), which is described more fully in Note 10. Prior to August 2004, the Company accounted for the Option Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the years ended December 31, 2002 and 2003 and for the period ended August 1, 2004, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 2, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”), “Accounting for Stock-Based Compensation”, (“SFAS 123”) prospectively to all employee awards granted, modified, or settled by the Successor Company. Awards under the Company’s plan vests over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the period ended August 2, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	5 months ended December 31, 2004	7 months ended August 1, 2004	December 31, 2003	December 31, 2002 (Unaudited)
Net income (loss):
As reported	$(377,691)	$394,598	$(223,357)	$(2,668,212)
Stock based compensation expense included in reported net income (loss)	135,451
Stock based compensation	(135,451)	(146,962)	(391,694)	(569,826)
Pro forma net income (loss)	$(377,691)	$247,636	$(615,051)	$(3,238,038)
As reported earnings (loss) per share	$(0.01)	$0.05	$(0.03)	$(0.37)
Pro forma earnings (loss) per share	$(0.01)	$0.03	$(0.09)	$(0.45)

The fair value of options granted during 2004 were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Expected life	5 years
Risk-free interest rate	3.89%
Expected volatility	141%
Expected dividend yield	0%

Patents

At August 2, 2004, the start of the Successor Company, the Company capitalized $290,000 for nine patents. The capitalized amount was based on a combination of income and market valuation approaches. The income approach used forecasts prepared by management, with normalizing adjustments for industry benchmarks. These forecasts were discounted to present value, and weighted using various assumptions based on probability of success from published statistics. The market approach used the licensing price of comparable licenses in the market to arrive at a forecast, with future cash flows discounted to present value.

The capitalized patents are being amortized over the shorter of the remaining legal life or their estimated economic life. Amortization of patents for the five months ended December 31, 2004 was $8,051. Amortization expense in each of the five years subsequent to December 31, 2004 will approximate $19,300.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2004, 2003, and 2002 research and development costs were $0, $0 and $488,917 respectively.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) basis or market value. Costs include direct material, labor and overhead.

Fixed Assets

Fixed assets at December 31, 2003 and 2002 are recorded at cost. On August 2, 2004, fixed assets were adjusted to market value in accordance with the requirements of fresh-start reporting. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. During the periods from September 2002 to August 2, 2004, fixed assets were idle, and therefore, no depreciation expense was taken. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the statements of operations.

Fair Value of Financial Instruments

The carrying amount of the Company's cash, accounts payable, accrued liabilities and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments.

Long-Lived Assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2004.

Earnings (Loss) Per Share

Under SFAS No. 128 "Earnings Per Share", basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the periods ended December 31, 2004 and August 1, 2004 are options to purchase 1,775,000 and 1,500,000, respectively, of shares of common stock. For the years ended December 31, 2003 and 2002, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares totaled 1,436,742 comprised of warrants to purchase 36,030 shares of common stock and options to purchase 1,400,712 shares of common stock.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Note 4 - Reorganization and Emergence From Chapter 11

As a result of the Company’s Plan of Reorganization (the “Plan”), the following transactions were performed by the Company:

▪
settled and canceled notes, warrants and monetary claims on August 23, 2004 of $952,570 ($331,270 from the former CEO, $535,000 from note and warrant holders and $86,300 in accrued interest) by the issuance of 6,250,020 shares of common stock.

▪
issued 11,076,447 shares of common stock to stockholders who participated in an offering of three new shares of common stock in exchange for one outstanding share and $0.24 cash generating cash proceeds of $886,116.

▪	issued 12,384,298 shares of common stock to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan.

▪	settled claims to vendors of $66,222 through the payment of cash in the amount of $5,885. The remaining amount of $60,337 was written off.

▪	settled claims to employees in the amount of $34,762 through the payment of cash of $6,273. The remaining amount of $28,489 was written off.

▪	wrote off liabilities in the amount of $108,699 for accrued liabilities and trade notes payable that was not to be paid as part of the Plan.

On the Effective Date, the Company established a new Board of Directors consisting of Jim Hitchin, Mark D. McWilliams, Rand P. Mulford and Chester E. Sievert. Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan, the Board of Directors shall remain in place for three years after the Effective Date at which time the bylaws then in effect shall determine elections. Pursuant to the Plan the Company filed an amended and restated certificate of incorporation authorizing 100,000,000 new shares of common stock, par value $0.01 per share and an additional 25,000,000 shares without classification for possible future issuance.

The Company accounted for the consummation of the Plan as of August 2, 2004, coinciding with the funding of the Company. The Company adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7. In accordance with the principles of fresh-start reporting, the Company has adjusted the value of its assets and liabilities to their fair values as of the Effective Date. The reorganization value of the Company was calculated and was based on a variety of estimates and assumptions about circumstances and events. These estimates and assumptions are subject to management’s determination of the timing of events pre and post reorganization some of which were beyond the Company’s control.

Adjustments reflected in the fresh-start adjustment balance sheet are as follows:

ASSETS

	Predecessor Company August 1, 2004	Reorganization Adjustments		Exchange of Common Stock		Fresh Start Adjustments		Successor Company August 2, 2004

CURRENT ASSETS
Cash and cash equivalents	$517,747	$38,127	a/e	$886,116	g			$1,441,990
Inventories	149,169							149,169
Prepaid expenses	23,750							23,750
TOTAL CURRENT ASSETS	690,666	38,127		886,116				1,614,909

FIXED ASSETS
Office furniture	59,886					$(54,837)	i	5,049
Computer equipment	46,643					(42,320)	i	4,323
Machinery and equipment	319,155					(305,287)	i	13,868
	425,684					(402,444)		23,240
Less accumulated depreciation	(367,823)					367,823	i
TOTAL FIXED ASSETS	57,861					(34,621)		23,240

Patents						290,000	j	290,000

TOTAL ASSETS	$748,527	$38,127		$886,116		$255,379		$1,928,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
Accounts payable	$59,702							$59,702
Accrued expenses	32,091							32,091

TOTAL CURRENT LIABILITIES	91,793							91,793

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	66,222	$(66,222)	a
Note payable - trade creditors	8,514	(8,514)	d
Accrued compensation and taxes	366,032	(366,032)	a/c
Accrued expenses	100,185	(100,185)	d
Accrued interest	86,300	(86,300)	b
Convertible notes payable	535,000	(535,000)	b

TOTAL LIABILITIES SUBJECT TO COMPROMISE	1,162,253	(1,162,253)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $0.25, 17,000,000 shares authorized
7,153,813 issued and outstanding	1,788,453			$(1,753,836)	g/h	$(34,617)
Common stock, par value of $0.01, 100,000,000 shares authorized	42,117	112,500	b/c/e	184,607	g	34,617		373,841
Additional paid-in capital	54,996,811	562,500	b/c	2,455,345	g/h	(56,351,385)	k	1,663,271
Deferred compensation	(200,756)							(200,756)
Deficit accumulated during the development stage	(57,132,144)	525,380	f			57,132,144	k
						(525,380)	k

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(505,519)	1,200,380		886,116		255,379		1,836,356

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$748,527	$38,127		$886,116		$255,379		$1,928,149

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

(a) In accordance with the Plan, the Company settled claims to vendors and employees in the amount of $12,158 for claims totaling $100,984. The remaining amount of $88,826 was written off.

(b) The Company owed claims held by Noteholders consisting of $535,000 in original principal, accrued interest of $86,300 and warrants to purchase common shares. The interest due was accrued and accounted for in the financial records during the bankruptcy period. In accordance with the Plan, Noteholders monetary claims and purchase warrants were converted to common stock. For every ten cents ($0.10) of Eligible Debt owed to the Noteholders, the Company issued one share of common stock. A total of 5,650,020 shares were issued to replace the original notes, warrants and accrued interest of $30,000. The balance of accrued interest totaling $56,300 was written off.

(c) In accordance with the Plan, the Company issued 600,000 shares of stock at $0.01 per share for settlement of a $331,270 claim from the former CEO. The remaining amount of $271,270 was written off.

(d) Certain liabilities of the Predecessor Company were written off totaling $108,699.

(e) In accordance with the Plan, 5,000,000 shares were issued to Spectra Acquisition, LLC, the sponsor of the Plan in satisfaction of a $50,000 investment as an incentive to carrying out the Plan.

(f) The Company recorded a gain on the forgiveness of debt for liabilities written off (see a, b, c, d and e.)

(g) In accordance with the Plan, the Company issued three new shares of common stock in exchange for one outstanding old share and $0.24 cash. A total of 11,076,447 shares of common stock were issued. Additionally, 7,384,298 shares of common stock were issued to Spectra Acquisition, LLC as an incentive to convert the common stock and execute the Plan.

(h) Adjustment of common stock for old shares still trading to the new par value of $0.01 from the original par value of $0.25.

(i) Adjustment of fixed assets to the fair market value.

(j) Adjustment to record the value of 9 patents held. Management has determined the value of patents is $290,000 (see Note 3).

(k) Adjustment of accumulated deficit from the Predecessor Company to zero.

Note 5 - Inventories

At December 31, 2004, 2003, and 2002 inventories consisted of the following:

Raw materials	$98,346
Work in process	4,832
Finished goods	45,991
$149,169

Inventories were written down by $335,916 in 2002 to fair value.

Note 6 - Retirement Plan

The Predecessor Company has a 401(k) profit sharing and savings plan covering substantially all employees. The plan allows employees to defer up to 15% of their annual earnings. The Company matched 50% of the first 6% of the employee contributions. The contributions by the Company totaled approximately $28,149 in 2002. No contributions were made during the bankruptcy and the plan expired upon the confirmation of the Plan. The Successor Company has no employee retirement benefit plans.

Note 7 - Notes Payable

The Company had notes payable of $535,000 outstanding at December 31, 2003 and 2002. The notes were as a result of a private placement offering during July 2002 of the Company’s convertible promissory notes and had detachable warrants to purchase Company common stock at $0.25 per share. The promissory notes were due on December 31, 2002 with interest at 8% per annum. In accordance with the Plan, all notes, purchase warrants and accrued interest capped at $30,000 were converted to common stock. For every ten cents ($0.10) of notes payable and accrued interest owed to the noteholders, the Company issued one share of common stock. A total of 5,650,020 shares of common stock were issued to replace the original notes, warrants, and accrued interest. Accrued interest relating to these notes totaled $61,333 and $18,533 at December 31, 2003 and 2002, respectively. In conjunction with the issuance of the notes and warrants in July 2002, a beneficial conversion feature of $535,000 was established and amortized to interest expense over the term of the notes payable. Interest expense associated with amortization of the beneficial conversion feature totaled $535,000 for the year ended December 31, 2002.

Note 8 - Income Taxes

The significant components of deferred tax assets as of December 31, 2004, August 1, 2004 and December 31, 2003 and 2002 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Five months Ended December 31, 2004	Seven months Ended August 1, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Deferred tax assets:
Net operating loss Carryforward	$14,695,000	$16,232,000	$16,189,000	$17,554,000
Research and development credits	644,000	644,000	640,000	640,000
Inventory reserve	136,000	136,000	136,000	136,000
Accrued liabilities	3,000		202,000	185,000
Deferred compensation	54,000
Total deferred tax assets	15,532,000	17,012,000	17,167,000	18,515,000
Valuation allowance	(15,416,000)	(17,012,000)	(17,167,000)	(18,515,000)
Net deferred tax assets	116,000	-	-	-

Deferred tax liability:
Patents	(116,000)	-	-	-

Net deferred taxes	$-	$-	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Five months Ended December 31, 2004	Seven months Ended August 1, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002 (Unaudited)
Expected tax at Federal statutory rates	$(131,000)	$134,000	$(76,000)	$(907,000)
Permanent difference - amortization of discount				182,000
Change in valuation allowance	(1,596,000)	(155,000)	(1,348,000)	(252,000)
Expiration of Federal net operating loss carryforwards	1,560,000		1,351,000	1,139,000
Utilization of net operating loss carryforwards
State taxes, net	65,000	25,000	73,000	(68,000)
Tax credits	-	(4,000)		(94,000)
Fresh start accounting	102,000
Tax provision	$-	$-	$-	$-

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $38,000,000 that expire in 2005 through 2024. In addition, the Company had research and development tax credits of approximately $644,000 that expire in 2007 through 2020. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company. The Company expects significant limitations of its net operating loss carryforwards and research and development tax credits due to the application of Internal Revenue Code Section 382.

Note 9 - Lease commitments

The Company leases its 2,540 square foot facility from an independent third party at approximately $2,800 per month which expires on August 31, 2005. Total future commitment under this lease as of December 31, 2004 is $22,792. For the years ended December 31, 2004, 2003 and 2002, rent expense totaled $9,144, $0 and $152,232, respectively.

Note 10 - Stock-Based Compensation Plans

On the Effective Date, as part of the Plan, all common stock, warrants and stock options for the Predecessor Company were cancelled. Additionally, the 2001 stock option plan (the “Option Plan”) was amended. The Option Plan provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 5,632,614 at December 31, 2004. At December 31, 2004, the Company had granted 1,775,000 options under the Plan (one third of which were immediately exercisable), with 3,857,614 available for future issuance.

The following table summarizes information about options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted Average
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life	Number of Options Exercisable	Weighted Average Exercise Price

$0.15	1,500,000	$0.15	9.57	500,000	$0.15
$0.40	275,000	$0.40	9.79	91,667	$0.40
Totals	1,775,000	$0.19	9.60	591,667	$0.19

The Predecessor Company had two stock option plans, the 1991 Stock Plan and 2001 Stock Plan (“Plans”), under which selected employees and non-employees could be granted incentive and non-qualified options to purchase common stock of the Company. The options granted were exercisable over a period of no longer than ten years and were granted at the higher of the fair market value of the Company's common stock or a ten-day rolling average of the fair market value of the common stock as of the date of grant. The Company had reserved 1,807,712 shares for issuance under the Plans.

The following table summarizes the stock option activity for the Predecessor and Successor plans:

	Options Available For Grant	Plan Options Outstanding	Non-Plan Options Outstanding	Weighted Average Exercise Price Share

Balance, December 31, 2001 (Unaudited)	750,000	1,057,712	343,000	$4.92
Options granted
Options exercised
Balance, December 31, 2002 (Unaudited)	750,000	1,057,712	343,000	$4.92
Options granted
Options exercised
Options canceled
Balance, December 31, 2003	750,000	1,057,712	343,000	$4.92
Options authorized	4,882,614
Options granted	(1,500,000)	1,500,000		$0.15
Options exercised
Options cancelled under Plan		(1,057,712)	(343,000)	$(4.92)
Balance, August 1, 2004	4,132,614	1,500,000	-	$0.15
Options granted	(275,000)	275,000		$0.40
Options exercised
Balance, December 31, 2004	3,857,614	1,775,000	-	$0.19

Note 11 - Undesignated Capital Stock

The Company has authorized 25,000,000 of undesignated shares of capital stock with undesignated par value. The undesignated stock may be issued in one or more series as determined from time to time by the Board of Directors. Any series authorized for issuance by the Board of Directors may be senior to the common stock with respect to any distribution if so designated by the Board of Directors upon issuance of the shares of that series. The Board of Directors are granted the express authority to fix by resolution any other designations, powers, preferences, rights (including voting rights), qualifications, limitations or restrictions with respect to any particular series created from the undesignated stock prior to issuance thereof.

Note 12 - Concentrations of Credit Risk

Financials instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. At December 31, 2004, the Company has cash balances of approximately $137,000 in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Note 13 - Related Party Transactions

In July 2004, the Company issued 12,384,298 shares to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. Spectra Acquisition LLC (“SA LLC”) is 51% owned by Mr. Hitchin the president/chief executive officer and director of the Company and 48% by an unrelated third party, and 1% by Spectra Acquisition Inc. (“SAI”). SAI is owned Mr. Hitchin and the third party. SA LLC distributed the shares based on an agreed formula whereby Mr. Hitchin would receive 7,000,000 shares and the balance would be split between him and the third party based on their respective beneficial interests in SA LLC.

Note 14 - License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of US Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license. To date no revenues have been generated from sales of products using this patent.

Note 15 - Unaudited Quarterly Financial Presentation

The following provides for unaudited quarterly comparisons for statements of operations and balance sheets for the quarterly periods from September 30, 2002 through September 30, 2004. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to be not misleading. These statements should be read in conjunction with the audited financial statements of and notes thereto for the years ended December 31, 2004, 2003, and 2002 (unaudited).

SpectraScience, Inc.
(A Development Stage Enterprise)
Balance Sheets
For the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004
(unaudited)

ASSETS

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004

CURRENT ASSETS
Cash and cash equivalents	$54,447	$383,731	$1,265,113
Inventories	149,169	149,169	149,169
Prepaid expenses and other			29,664
TOTAL CURRENT ASSETS	203,616	532,900	1,443,946

FIXED ASSETS
Office furniture	59,886	59,886	4,050
Computer equipment	46,643	46,643	4,323
Machinery and equipment	319,155	319,155	13,868
	425,684	425,684	22,241
Less accumulated depreciation	(367,823)	(367,823)	(800)
TOTAL FIXED ASSETS	57,861	57,861	21,441

Patents, net			286,779

TOTAL ASSETS	$261,477	$590,761	$1,752,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
Accounts payable	$8,908	$22,984	$33,704
Accrued expenses	33,777	29,763
Accrued compensation and taxes
TOTAL CURRENT LIABILITIES	42,685	52,747	33,704

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	66,222	66,275
Note payable - trade creditors	8,514	8,514
Accrued compensation and taxes	366,032	366,032
Accrued expenses	100,185	100,185
Accrued interest	72,033	82,733
Convertible notes payable	535,000	535,000

TOTAL LIABILITIES SUBJECT TO COMPROMISE	1,147,986	1,158,739

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value of $0.25, 17,000,000 shares authorized,
7,153,813 issued and outstanding	1,788,453	1,788,453
Common stock, par value of $0.01, 100,000,000 shares authorized		29,417	375,508
Additional paid-in capital	54,332,013	54,655,596	1,681,604
Deferred compensation			(123,147)
Deficit accumulated during the development stage	(57,049,660)	(57,094,191)	(215,503)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(929,194)	(620,725)	1,718,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$261,477	$590,761	$1,752,166

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Balance Sheets
For the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003
(unaudited)

ASSETS
	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003

CURRENT ASSETS
Cash and cash equivalents	$169,353	$175,750	$141,148
Inventories	149,169	149,169	149,169
Prepaid expenses	15,766
TOTAL CURRENT ASSETS	334,288	324,919	290,317

FIXED ASSETS
Office furniture	59,886	59,886	59,886
Computer equipment	46,643	46,643	46,643
Machinery and equipment	319,155	319,155	319,155
	425,684	425,684	425,684
Less accumulated depreciation	(367,823)	(367,823)	(367,823)
TOTAL FIXED ASSETS	57,861	57,861	57,861

TOTAL ASSETS	$392,149	$382,780	$348,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
Accrued expenses	$5,876	$35,768	$53,854
TOTAL CURRENT LIABILITIES	5,876	35,768	53,854

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	66,222	66,222	66,222
Note payable - trade creditors	8,514	8,514	8,514
Accrued compensation and taxes	366,032	366,032	366,032
Accrued expenses	100,185	100,185	100,185
Accrued Interest	29,233	39,933	50,633
Convertible notes payable	535,000	535,000	535,000

TOTAL LIABILITIES SUBJECT TO COMPROMISE	1,105,186	1,115,886	1,126,586

STOCKHOLDERS' DEFICIT
Common stock, par value of $0.25, 17,000,000 shares authorized
7,153,813 issued and outstanding	1,788,453	1,788,453	1,788,453
Additional paid-in capital	54,332,013	54,332,013	54,332,013
Deficit accumulated during the development stage	(56,839,379)	(56,889,340)	(56,952,728)

TOTAL STOCKHOLDERS' DEFICIT	(718,913)	(768,874)	(832,262)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$392,149	$382,780	$348,178

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Balance Sheet
For the quarter ended September 30, 2002
(unaudited)

ASSETS
Quarter Ended September 30, 2002

CURRENT ASSETS
Cash and cash equivalents	$244,241
Inventories	161,586
Prepaid expenses and other	30,938
TOTAL CURRENT ASSETS	436,765

FIXED ASSETS
Office furniture	59,886
Computer equipment	46,643
Machinery and equipment	319,155
425,684
Less accumulated depreciation	(367,823)
TOTAL FIXED ASSETS	57,861

TOTAL ASSETS	$494,626

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
Accrued expenses	$5,163
TOTAL CURRENT LIABILITIES	5,163

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	66,222
Note payable - trade creditors	8,514
Accrued compensation and taxes	366,032
Accrued expenses	100,185
Accrued interest	7,833
Convertible notes payable, net of unamortized discount of $320,000	214,000

TOTAL LIABILITIES SUBJECT TO COMPROMISE	762,786

STOCKHOLDERS' DEFICIT
Common stock, par value of $0.25, 17,000,000 shares authorized,
7,153,813 issued and outstanding	1,788,453
Additional paid-in capital	54,332,013
Deficit accumulated during the development stage	(56,393,789)

TOTAL STOCKHOLDERS' DEFICIT	(273,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$494,626

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the First, Second and Third Quarters
for the years 2004 and 2003
(unaudited)

	3 months ended	3 months ended
	March 31, 2004	March 31, 2003
Gross Revenue	$-	$-

OPERATING EXPENSES
General and administrative	37,614	51,054
	37,614	51,054

OPERATING LOSS	(37,614)	(51,054)

OTHER INCOME (EXPENSE)
Interest expense	(10,700)	(10,700)
Interest income	16	379
	(10,684)	(10,321)

NET LOSS	$(48,298)	$(61,375)

Basic and diluted net loss available to
common stockholders per share	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	7,153,813	7,153,813

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Gross Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	33,843	39,466	71,456	90,519
	33,843	39,466	71,456	90,519

OPERATING LOSS	(33,843)	(39,466)	(71,456)	(90,519)

OTHER INCOME (EXPENSE)
Interest expense	(10,700)	(10,700)	(21,400)	(21,400)
Interest income	10	204	26	582
	(10,690)	(10,496)	(21,374)	(20,818)

NET LOSS	$(44,533)	$(49,962)	$(92,830)	$(111,337)

Basic and diluted net loss available to
common stockholders per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	7,644,091	7,153,813	7,398,952	7,153,813

	1 months ended	2 months ended	3 months ended	7 months ended	2 months ended	9 months ended
	August 1, 2004	September 30, 2004	September 30, 2003	August 1, 2004	September 30, 2004	September 30, 2003
Gross Revenue	$-	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	34,504	218,689	52,770	105,960	218,689	143,290
	34,504	218,689	52,770	105,960	218,689	143,290

OPERATING LOSS	(34,504)	(218,689)	(52,770)	(105,960)	(218,689)	(143,290)

OTHER INCOME (EXPENSE)
Interest expense	(3,567)		(10,700)	(24,967)		(32,100)
Interest income	119	1,936	83	145	1,936	665
Gain on disposal of fixed assets		1,250			1,250
	(3,448)	3,186	(10,617)	(24,822)	3,186	(31,435)

LOSS BEFORE REORGANIZATION ITEMS	(37,952)	(215,503)	(63,387)	(130,782)	(215,503)	(174,725)

Gain on debt forgiveness	525,380			525,380

NET INCOME (LOSS)	$487,428	$(215,503)	$(63,387)	$394,598	$(215,503)	$(174,725)

Basic and diluted net earnings (loss) available to
common stockholders per share	$0.02	$(0.01)	$(0.01)	$0.03	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	24,246,454	24,246,454	7,153,813	13,014,786	24,246,454	7,153,813

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Statements of Operations
For the First, Second and Third Quarters
for the years 2003 and 2002
(unaudited)

	3 months ended	3 months ended
	March 31, 2003	March 31, 2002
Gross Revenue	$-	$-

OPERATING EXPENSES
Research and development		259,591
General and administrative	51,054	221,649
	51,054	481,240

OPERATING LOSS	(51,054)	(481,240)

OTHER INCOME (EXPENSE)
Interest expense	(10,700)
Interest income	379	2,373
	(10,321)	2,373

NET LOSS	$(61,375)	$(478,867)

Basic and diluted net loss available to
common stockholders per share	$(0.01)	$(0.07)

Weighted average number of common
shares outstanding	7,153,813	7,153,813

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Gross Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Research and development		229,326		488,917
General and administrative	39,466	196,510	90,519	418,159
	39,466	425,836	90,519	907,076

OPERATING LOSS	(39,466)	(425,836)	(90,519)	(907,076)

OTHER INCOME (EXPENSE)
Interest expense	(10,700)		(21,400)
Interest income	204	1,000	582	3,373
	(10,496)	1,000	(20,818)	3,373

NET LOSS	$(49,962)	$(424,836)	$(111,337)	$(903,703)

Basic and diluted net loss available to
common stockholders per share	$(0.01)	$(0.06)	$(0.02)	$(0.13)

Weighted average number of common
shares outstanding	7,153,813	7,153,813	7,153,813	7,153,813

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Gross Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Research and development				488,917
General and administrative	52,770	753,059	143,290	1,171,218
	52,770	753,059	143,290	1,660,135

OPERATING LOSS	(52,770)	(753,059)	(143,290)	(1,660,135)

OTHER INCOME (EXPENSE)
Interest expense	(10,700)	(221,843)	(32,100)	(223,011)
Interest income	83	142	665	4,683
Loss on disposal of fixed assets		(82,035)		(82,035)
Writedown of obsolete inventory		(323,500)		(323,500)
	(10,617)	(627,236)	(31,435)	(623,863)

NET LOSS	$(63,387)	$(1,380,295)	$(174,725)	$(2,283,998)

Basic and diluted net loss available to
common stockholders per share	$(0.01)	$(0.19)	$(0.02)	$(0.32)

Weighted average number of common
shares outstanding	7,153,813	7,153,813	7,153,813	7,153,813

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Statements of Cash Flows
For the 3 months ended March 31, 2004, June 30, 2004, for the 1 month ended August 1, 2004, for the 2 months ended September 30, 2004 for the 6 months ended June 30, 2004, for the 7 months ended August 1, 2004 and for the 2 months ended September 30, 2004
(unaudited)

	3 months	3 months	1 month	2 months	6 months	7 months	2 months
	ended 3/31/04	ended 6/30/04	ended 8/1/04	ended 9/30/04	ended 6/30/04	ended 8/1/04	ended 9/30/04

Cash flows from operating activities:
Net income (loss)	$(48,298)	$(44,534)	$487,430	$(215,503)	$(92,831)	$394,599	$(215,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization				4,021		-	4,021
Gain on discharge of debt			(525,380)			(525,380)
Amortization of deferred compensation			758	77,609		758	77,609
Changes in operating assets and liabilities:
Prepaid expenses and other current assets			(23,750)	(5,913)		(23,750)	(5,913)
Accounts payable	8,908	14,130	30,780	(25,998)	23,038	53,818	(25,998)
Accrued expenses and other liabilities	20,350	6,687	(93)	(32,092)	27,037	26,944	(32,092)

Net cash used in operating activities	(19,040)	(23,717)	(30,255)	(197,876)	(42,756)	(73,011)	(197,876)

Cash flows from investing activities - proceeds from the sale of fixed assets				1,000			1,000

Cash flows from financing activities:
Proceeds from exchange of common stock			886,116			886,116
Proceeds from issuance of stock in reorganization			50,000			50,000
Proceeds from the issuance of common stock		353,000	152,400	20,000	353,000	505,400	20,000

Net cash provided by financing activities		353,000	1,088,516	20,000	353,000	1,441,516	20,000

Net (decrease) increase in cash and cash equivalents	(19,040)	329,283	1,058,261	(176,876)	310,244	1,368,505	(176,876)

Cash and cash equivalents at beginning of period	73,487	54,447	383,731	1,441,990	73,487	73,487	1,441,990

Cash and cash equivalents at end of period	$54,447	$383,730	$1,441,992	$1,265,114	$383,731	$1,441,992	$1,265,114

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes payable and accrued interest to common stock				$565,000			$565,000
Issuance of common stock in settlement of bankruptcy debt				$60,000			$60,000
Fresh start adjustment to fixed assets and patents				$255,379			$255,379

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Statements of Cash Flows
For the 3 months ended March 31, 2003, June 30, 2003, September 30, 2003 and for the 6 months ended June 30, 2003, and for the 9 months ended September 30, 2003
(unaudited)

	3 months	3 months	3 months	6 months	9 months
	ended 3/31/03	ended 6/30/03	ended 9/30/03	ended 6/30/03	ended 9/30/03

Cash flows from operating activities:
Net loss	$(61,375)	$(49,962)	$(63,386)	$(111,337)	$(174,724)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,437	15,766		23,203	23,203
Accrued expenses and other liabilities	(4,076)	40,593	28,784	36,517	65,302

Net cash provided by (used in) operating activities	(58,014)	6,397	(34,602)	(51,617)	(86,219)

Net increase (decrease) in cash and cash equivalents	(58,014)	6,397	(34,602)	(51,617)	(86,219)

Cash and cash equivalents at beginning of period	227,367	169,353	175,750	227,367	227,367

Cash and cash equivalents at end of period	$169,353	$175,750	$141,148	$175,750	$141,148

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

SpectraScience, Inc.
Statements of Cash Flows
for the 3 and 9 months ended September 30, 2002
(unaudited)

	3 months	9 months
	ended 9/30/02	ended 9/30/02

Cash flows from operating activities:
Net loss	$(1,380,295)	$(2,283,998)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	214,000	214,000
Depreciation and amortization	14,359	57,832
Loss on disposal of fixed assets	82,035	82,035
Write off of obsolete inventory	335,916	335,916
Changes in operating assets and liabilities:
Inventories	(417)	12,639
Prepaid and other current assets	39,064	55,843
Other assets	85,922	70,935
Accounts payable	(15,934)	(111,864)
Accrued expenses and other liabilities	247,680	347,737

Net cash used in operating activities	(377,670)	(1,218,925)

Cash flows from financing activities:
Principal payments on long term debt		(41,695)
Proceeds from long term debt	535,000	535,000
Net cash provided by financing activities	535,000	493,305

Net increase (decrease) in cash and cash equivalents	157,330	(725,620)

Cash and cash equivalents at beginning of period	86,911	969,861

Cash and cash equivalents at end of period	$244,241	$244,241

See Report of Independent Registered Public Accounting Firm and Notes to the Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A change in our accountants in 2004 was reported on Form 8-K, filed August 6, 2004. This report is incorporated herein by reference. There are no disagreements with our current auditors, J.H. Cohn LLP.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective in timely alerting the Company’s management to material information relating to the Company and required to be included in its periodic SEC filings.

In connection with the audit of our 2004 financial statements, management, together with J.H. Cohn LLP, our independent registered public accounting firm, identified the existence of several material weaknesses related to the preparation of our financial statements and notes thereto. Our auditors noted several material weaknesses in our disclosure controls and procedures. Specifically those items included: (i) fresh-start accounting adjustments were not properly recorded and presented in the financial statements (ii) Expenses were not recorded in the proper periods and (iii) footnote disclosure were not complete.

Changes in Internal Controls

There were significant changes in internal controls during the period covered by this report. After filing bankruptcy in September 2002, the Court’s appointed trustee had full control of the assets of the Company. New controls were implemented August 2, 2004 when current management was appointed. These controls include, among other things, cash controls, limitations on authority to commit the Company, signature controls, and securing, identifying and valuing the Company’s assets. Subsequent to August 2, 2004, there have been changes made in internal controls by documenting the audit and compensation committee’s charter and signature controls over the level of spending. We have also changed our procedures in preparing financial statements prior to public disclosure. This includes a more rigorous review of all aspects of our financial statements and footnotes prior to audit review.

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
.
SpectraScience Directors and Executive Officers

Jim Hitchin, Chairman, President, Chief Financial Officer, Secretary and CEO, Director since 2004, Age 62, joined SpectraScience in January 2004 as part of the acquisition team. Previously he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. The company was the first in its market to have ISO9001 and the CE Mark for fourteen 510(k) and two PMA products. Growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics.

Mark D. McWilliams, Director since 2004, Age 48, Currently serves as Director of Cell Imaging and Analysis at Beckman Coulter after the recent sale of Q3DM to Beckman in December 2003. He was President and Chief Executive Officer and Director of Q3DM, a life-sciences startup that raised several angel and venture capital funding rounds. Previously, he was founder and COO of Medication Delivery Devices (MDD), an alternate care infusion systems company that was acquired by Baxter Healthcare in 1996. Mr. McWilliams served as a VP of Research and Development at Baxter Healthcare for three years following the sale of MDD. Prior to MDD, he served as Product Development Manager at the founding of Block Medical where he was responsible for bringing the company’s first two FDA approved products rapidly to market. Block was sold to Hillenbrand Industries in 1991. He previously worked for Hughes Aircraft, Vacuum General and Martin Marietta. He earned his MSME from the Massachusetts Institute of Technology, his BSME from Northeastern University and holds eight utility patents.

Rand P. Mulford, Director since 2004, Age 61, Currently, Mr. Mulford serves as E.V.P. for Strategy with Forest Capital, with a majority of his time allocated to assisting one of its subsidiaries, Telos Pharmaceuticals, in corporate development and financing. For the previous two years, He was part of the senior management team of a small investment banking firm that specialized in funding early stage companies and technology-based spinouts using private placements. He has worked directly with four portfolio companies. Mr. Mulford was asked to identify critical issues and develop business strategy, serve on three of the Boards of Directors, assume a direct managerial role in two of the companies, and negotiate the successful sale of one of the companies. His corporate experience includes: Group V.P. of planning and control for a petrochemical company; head of corporate planning at Merck; C.F.O. of a human tissue company; C.O.O. of a drug discovery company and president of its subsidiary, a research chemical company; C.O.O. of a diagnostics company; Chairman of the Board of a medical device company; and head of the corporate development at a bio-pharmaceutical company. Mr. Mulford started his business career with the consulting firm of McKinsey & Co. in the Chicago office. During an eight-year period, he served about twenty clients working on a variety of issues primarily related to strategy and organization. Mr. Mulford obtained his bachelors degree in engineering with honors from Princeton University in 1965. For the next five years he served as a naval officer in the nuclear submarine program. Subsequently, he earned a M.B.A. with high distinction at Harvard Business School.

Chester E. Sievert, Jr., Director since 2004, Age 53, is currently President of Advanced Photodynamic Technologies. He previously joined SpectraScience as a consultant in June 1996, and has held various executive positions since November 1996. Mr. Sievert served as Chairman of the Board beginning in June 1999. He served as President from March 1998, and Chief Executive Officer from January 1999 until December 2001. He then became Executive Vice President of Technology and Chairman of the Board. Prior to joining SpectraScience, Mr. Sievert was a founder and President at two medical product companies; ReTech, Inc. from 1980 to 1986; and FlexMedics Corporation from 1986 to 1995. Both Companies were sold respectively to American Endoscopy, Inc. and Phillips Plastics Corporation. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and International patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities of SpectraScience with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, based upon a review of the copies of such reports furnished to us, no other reports were required during the years ended December 31, 2002 and 2003 as well as December 31, 2004 (the first year end since emergence from Chapter 11, all Section 16(a) filing requirements applicable to our Officers, Directors, and 10% stockholders were satisfied. One Director, Chester E. Sievert was delinquent in the filing of a Form 4 with respect to a grant of options. All others were timely.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation

For the fiscal years ended December 31, 2004, 2003 and 2002 compensation awarded, paid to, or earned by the Company’s Chief Executive Officer and to all executive officers whose salary and bonuses exceeded $100,000 for that year (the “Named Executive Officers”) is shown in the following table.

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation		Long Term Compensation Securities Underlying Option/s SARs	All Other Compensation

SCOTT G. ANDERSON	2002*	$122,160	(2)	$0	$4,000	(1)	N/A	N/A
President, Chief Executive Officer and Corporate Secretary

CHESTER E. SIEVERT, JR	2002*	$101,136	(2)	$0	$4,000	(1)	N/A	N/A
Chairman of the Board of Directors

JIM HITCHIN	2004*	$19,385		$0	$0		N/A	None
President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary

1.	Other Annual Compensation consists of a car allowance of $500 per month.
2.	Estimate based on 2001 compensation prorated to Bankruptcy in September 2002.

* Mr. Anderson and Mr. Sievert ceased to be officers after the bankruptcy filing on September 13, 2002. Mr. Sievert became a director subsequently in the Successor Company. Mr. Hitchin became involved in researching the Company in January 2004 with the interest of developing a plan of reorganization. He did not become an officer and director until August 2004. There were no officers in 2003.

The Company had no directors, officers or employees from September 13, 2002 until August 2, 2004.

Option and Stock Appreciation Rights

There were no grants of stock options or stock appreciation rights made to the named executive officers during the years ended December 31, 2004, 2003 and 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

Since the emergence of the Company from bankruptcy, no named executive officer has received a stock option.

Remuneration of Members of the Board of Directors

Directors’ Fees. The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Should a director be required to expend an extraordinary amount of time performing a Company task, he/she would be compensated at a rate of $100/hour.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan, non-employee directors McWilliams, Mulford and Sievert were granted non-qualified stock options to purchase 400,000, 400,000 and 300,000 shares of common stock respectively on July 26, 2004 at $0.15 per share. The exercise prices of the options was based on the prevailing market price (defined as the closing price) of the common stock on the date of grant.

The options granted to employee and non-employee directors under the Amended 2001 Stock Option Plan expire ten years from the date of grant (subject to earlier termination in the event of death), are not transferable (except by will or the laws of descent and distribution), and become exercisable in three equal annual installments commencing on the first anniversary of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Recent Sales of Unregistered Securities

The Company issued common stock without registration under the Securities Act in connection with the Plan and otherwise, as described in the following table. No agents or underwriters participated and no commission or other compensation was paid for placement of the securities.

	Private Placement	Chapter 11 Plan
No. of Shares	4,378,333	29,710,765(2)
Type of purchasers	Accredited Investors(1)	Participants in Rights Offering, Claimants, Plan Sponsor(2)
Price/Share	$0.12	See Note (2), below
Aggregate Cash Proceeds	$525,400	$936,116
Exemption from Registration	Sections 4(2) and 4(6) of the Securities Act and Regulation D	§1145 of the Bankruptcy Act

1.	As defined in Regulation D under the Securities Act.

2.
In the rights offering a holder of common stock was required to exchange one share and $0.24 for three new shares. The trading price of the common stock during the rights offering ranged from approximately $0.12 to $0.45. 11,076,447 shares were issued in the rights offering. Creditors consisted of the former CEO (600,000 shares) and Noteholders and warrant holders (5,650,020 shares). The price paid by them was extinguishment of all claims (roughly $0.10 per share). During 2004, the Company issued 12,384,298 shares to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. Spectra Acquisition LLC is 51% owned by Mr. Hitchin, the president/chief executive officer and a director of the Company, 48% by an unrelated third party and 1% by Spectra Acquisition Inc. (SAI). SAI is owned by Mr. Hitchin and the third party. SA LLC distributed the shares based on an agreed formula whereby Mr. Hitchin would receive 7,000,000 shares and the balance would be split between him and the third party based on their beneficial interests in SA LLC.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2004 information on our equity compensation plans in effect as of that date:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,775,000	$0.19	3,857,614

Equity compensation plans not approved by security holders	0	0	N/A
Totals	1,775,000	$0.19	3,857,614

(1) Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Stock Plan") provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Stock Plan shall equal 15% of the outstanding shares of the Company totaling 5,632,614 at December 31, 2004. At December 31, 2004, we had granted 1,775,000 options under the Plan, with 3,857,614 available for future issuance.

The Company’s Stock Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

The following tables set forth certain information regarding the beneficial ownership of SpectraScience common stock as of June 27, 2005, by: (a) each director of SpectraScience (as of June 27, 2005; (b) each named executive officer of SpectraScience; (c) each person or entity known by us to own beneficially more than five percent of the Common Stock; and (d) all the directors and executive officers of SpectraScience (as of June 27, 2005) as a group.

Name and Address 11568-11 Sorrento Valley Rd., San Diego, CA 92014 for all parties	Amount of Beneficial Ownership		Percent Ownership
Jim Hitchin	9,192,149		24.5%
Mark D. McWilliams	341,666	(1)	0.9%
Rand P, Mulford	473,333	(2)	1.3%
Tom Charbonneau	2,692,149		7.2%
Chester E. Sievert	700,000	(3)	1.9%
All Officers & Directors	10,707,148		28.5%

1.	Includes 133,333 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.
2.	Includes 133,333 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.
3.	Includes 100,000 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2004, the Company issued 12,384,298 shares to Spectra Acquisition LLC, the sponsor of the Plan, in satisfaction of a $50,000 investment and as an incentive to carrying out the Plan. Spectra Acquisition LLC (SA LLC) is 51% owned by Mr. Hitchin, the president/chief executive officer and a director of the Company and 48% by an unrelated third party, and 1% by Spectra Acquisition Inc. (SAI). SAI is owned by Mr. Hitchin and the third party. SA LLC distributed the shares based on an agreed formula whereby Mr. Hitchin would receive 7,000,000 shares and the balance was split between him and the third party based on their respective beneficial interests in SA LLC.

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

Exhibits Required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
10.27	Amended SpectraScience Inc, 2001 Stock Plan (1)
10.28	Form of Directors’ Option Agreement
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Report on Form 8-K, filed on August 6, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The previous Auditors billed $6,518 in 2002 and were subsequently paid $5,866 by the Trustee on September 24, 2004. The fee for the audits of December 31, 2002, 2003 and 2004 were performed concurrently and are estimated to be $80,000.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2004, 2003 and 2002.

Tax Fees. There were no tax-related fees for the years ended December 31, 2004, 2003 and 2002. Fees for these services will be paid in 2005.

All Other Fees. There were no other fees for the years ended December 31, 2004, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: July 6, 2005	By:	/s/ James Hitchin

James Hitchin-President, Secretary, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date
/s/ James Hitchin
James Hitchin (Principal Executive Officer and Principal Financial and Accounting Officer)
/s/ Chester E. Sievert
Chester E. Sievert, Jr. Director
/s/ Rand P. Mulford
Rand P. Mulford Director
/s/ Mark D. McWilliams
Mark D. McWilliams Director