Form 10QSB
period 2005-03-31
SPECTRASCIENCE INC
filed 2005-07-15
CIK 727672

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-13092

SPECTRASCIENCE, Inc.
(a Development Stage Enterprise)
(Exact name of small business issuer
as specified in its charter)

Minnesota	41-1448837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11568 Sorrento Valley Rd., Suite 11
San Diego, California 92121

(Address of principal executive offices)

(858) 847-0200

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☐ NO ☒

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on July 8, 2005 was 37,550,762.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SpectraScience, Inc.
(a Development Stage Enterprise)

PART I          FINANCIAL INFORMATION:
Item 1.           Financial Statements (Unaudited)

SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEETS
	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$996,311	$1,132,505
Inventories	145,221	149,169
Prepaid expenses and other current assets	36,853	54,400
Total current assets	1,178,385	1,336,074

Fixed assets, net	13,593	15,992
Patents, net	277,118	281,949

TOTAL ASSETS	$1,469,096	$1,634,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,384	$12,215
Accrued compensation and taxes	9,114	7,684
Total liabilities	30,498	19,899

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding--37,550,762 shares	375,508	375,508
Additional paid-in capital	1,780,122	1,780,122
Deferred compensation	(138,821)	(163,823)
Deficit accumulated during the development stage	(578,211)	(377,691)
TOTAL STOCKHOLDERS’ EQUITY	1,438,598	1,614,116
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,096	$1,634,015

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to
	2005	2004	March 31, 2005
Gross revenue	$--	$--	$--
Operating expenses:
Research and development	9,751	--	9,751
General and administrative	191,796	37,614	580,682
Total operating expenses	201,547	37,614	590,433
Operating loss	(201,547)	(37,614)	(590,433)
Other income (expense), net	1,027	(10,684)	12,222
Net loss	$(200,520)	$(48,298)	$(578,211)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	37,550,762	7,153,813

See accompanying notes to unaudited condensed financial statements.
.

SpectraScience, Inc.
(a Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to
	2005	2004	March 31, 2005
OPERATING ACTIVITIES:
Net loss	$(200,520)	$(48,298)	$(578,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,230		18,480
Amortization of deferred compensation	25,002		160,453
Gain on disposal of fixed assets			(4,189)
Writeoff of obsolete inventories	3,948		3,948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,547		(13,103)
Accounts payable	9,169	8,908	(38,318)
Accrued compensation and taxes	1,430	20,350	(22,979)
Net cash used in operating activities	(136,194)	(19,040)	(473,919)

INVESTING ACTIVITIES- proceeds from the sale of fixed assets			8,240

FINANCING ACTIVITIES- proceeds from issuance of common stock			20,000

Net decrease in cash and cash equivalents	(136,194)	(19,040)	(445,679)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,132,505	73,487	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$996,311	$54,447	$996,311

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
March 31, 2005

1. Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. (the “Company”) filed for bankruptcy protection on September 13, 2002 (U.S. Bankruptcy Court, District of Minnesota, Case No. 02-42904). The case was converted from liquidation under Chapter 7 to Chapter 11 reorganization in early 2003. The Company’s Plan of Reorganization was confirmed on July 7, 2004 and became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”), the Company became the “Successor Company” and the Company as it existed prior to August 2, 2004 is referred to as the “Predecessor Company.” During the bankruptcy, the Company was under the control of a court appointed trustee and had no management (all officers and directors had resigned), no legal counsel, no outside auditors, no transfer agent, and no operations.

The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy reorganization in 2002, the Company primarily focused on developing the WavSTAT™ Optical Biopsy System (“WavSTAT™ System”). The WavSTAT™ System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body.

Basis of Presentation

The accompanying unaudited condensed financial statements of SpectraScience, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise since August 2, 2004. It has not yet generated any revenue from the sale of its products and, through March 31, 2005, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. As of March 31, 2005, the Company had working capital of $1,147,887 and cash and cash equivalents of $996,311. The Company believes funds are sufficient to sustain operations through 2005. However, additional capital will be required after that time since insignificant revenues are anticipated from operations for the near future. Additional capital will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to the Company. Through March 31, 2005, the Company's financing has been through the sale of common stock. Until the Company's operations generate adequate revenue, the Company will attempt to continue to fund operations from cash on hand and through other sources of capital.

2. Summary of Significant Accounting Policies

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to March 31, 2005 to the Predecessor Company for the period from January 1, 2004 to March 31, 2004. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets. Actual results could differ from those estimates.

Stock-Based Compensation

At March 31, 2005, the Company has one stock-based employee compensation plan (the “Option Plan"). Prior to August 2004, the Company accounted for the Option Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2004, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 2, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”), “Accounting for Stock-Based Compensation”, (“SFAS 123”) prospectively to all employee awards granted, modified, or settled by the Successor Company. Awards under the Company’s Option Plan vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the three months ended March 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	3 months ended March 31, 2005	3 months ended March 31, 2004	August 2, 2004 (Inception of Successor Company) to March 31, 2005

Net loss as reported	$(200,520)	$(48,298)	$(578,211)
Stock-based compensation expense included in reported net loss	25,002		160,453
Stock-based compensation	(25,002)	(62,984)	(160,453)
Pro forma net loss	$(200,520)	$(111,282)	$(578,211)
As reported loss per share	$(0.01)	$(0.01)	$(0.02)
Pro forma loss per share	$(0.01)	$(0.02)	$(0.02)

No options were granted during the three months ended March 31, 2005 or 2004.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. On August 2, 2004, inventories were adjusted to market value in accordance with the requirements of Fresh Start Reporting. Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$62,491	$98,346
Work in process	0	4,832
Finished goods	82,730	45,991
Totals	$145,221	$149,169

Earnings (Loss) Per Share

Under SFAS 128, basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2005 and 2004, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2005 are options to purchase 1,775,000 shares of common stock. For the three months ended March 31, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares totaled 1,436,742 comprised of warrants to purchase 36,030 shares of common stock and options to purchase 1,400,712 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipates,”“estimates,”“expects,”“will likely result,”“projects,”“believes,”“intends,” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-KSB covering the years ended December 31, 2004, 2003 and 2002.

Business

SpectraScience, Inc., develops and manufactures innovative, Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavStat’ Optical Biopsy System (“WavStat’”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting esophageal cancer is ready to begin a clinical trial at three institutions. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site shall not be deemed to be a part of this Report.

Plan of Operation

We are a development stage medical device company that has not yet engaged in significant commercial activities. During 2005 we intend to complete a Phase II clinical trial with our WavSTAT™ system for the detection of Barrett’s syndrome, thought to be a pre-cancerous condition of the esophagus. The progression toward esophageal cancer begins with several pre-cancerous stages. It is critical for the physician to be able to identify these various stages of the disease in order to deliver the most appropriate treatment. As with colorectal cancer, early and accurate detection of esophageal cancer results in less invasive, more cost effective treatments with a greater chance for long term patient survival.

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

High-grade dysplasia is a critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus if Barrett's esophagus with high-grade dysplasia is present. Unfortunately for the patient, dysplasia is not easily visible to the physician during standard endoscopy. Because early diagnosis is critical, multiple biopsies (as many as 20 at once) may be performed either randomly or in a geometric pattern in the esophagus in the hope of finding the most appropriate tissue to biopsy.

If the results of our Phase II clinical trial are successful, we will apply for FDA approval (by supplement to our existing approval for colon cancer detection) for use of the WavSTAT™ system in esophageal cancer detection.

In addition, we may (if funding permits) seek to heighten market acceptance of our colon cancer technology by demonstrating to managed care organizations that using our optical biopsy technique is faster, more accurate and less expensive than the current technique of removing all suspicious polyps.

We believe that we have sufficient funds to sustain operations for the remainder of 2005. However, additional capital will be required after that time since we anticipate insignificant revenues from operations for the near future and the cost to market a newly approved product for the detection of Barrett’s esophagus will be considerably more than the cash we will have on hand. We believe that this funding will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to us.

Results of Operations

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement Of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to March 31, 2005 to the Predecessor Company for the period from January 1, 2004 to March 31, 2004. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

The Company had no revenue for the three months ended March 31, 2005 and 2004.

Overall research and development expenses for the three months ended March 31, 2005 and 2004 were $9,751 and $0, respectively. Research and development expenses related specifically to new product and application development in preparation for a clinical trial.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $191,796 and $37,614, respectively. The increase for the three months ended March 31, 2005 compared to March 31, 2004 was primarily due to increased salary, professional fees and insurance required to re-start the Company. The Company was in bankruptcy during the 2004 period.

Other income (expense), net for the three months ended March 31, 2005 and 2004 was $1,027 and ($10,684), respectively. The increase was primarily from interest income due to higher balances in cash and cash equivalents from a stockholders’ rights offering and a private placement of common stock in the third quarter of 2004.

As a result of the above, the net loss for the three months ended March 31, 2005 and 2004 was $200,520 and $48,298, respectively. The increase in losses was primarily due to general and administrative expenses to re-start the Company. The net loss per share for the three months ended March 31, 2005 and 2004 was $0.01 in each period.

Item 3.Controls and Procedures

Evaluation of Disclosure Controls

As required by Rule 13a-15 under the Exchange Act as of the end of the period covered by this Report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This included a thorough investigation of accounting controls and presentation. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company’s management to material information relating to the Company and required to be included in its periodic SEC filings.
.
Changes in Internal Controls over Financial Reporting

As a result of material weaknesses discovered during the audit of our 2004 financial statements, we contracted with another consulting firm to assist us on accounting issues. Additionally, we have also changed our procedures for preparing financial statements to include a review of all aspects of our financial statements and footnotes. Other than those noted, there were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended March 31, 2005 which could significantly affect internal controls over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings
                           None

Item 2.  Unregistered Sales of Securities and Use of Proceeds
                           None

Item 3.  Defaults Upon Senior Securities
                           None

Item 4.  Submission of Matters to a Vote of Security Holders
                           None

Item 5.  Other Information
                           None

Item 6.  Exhibits

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.
FORM 10-QSB

March 31, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

July 13, 2005	By:	/s/ James Hitchin
Date		James Hitchin
President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)