Form 10QSB
period 2005-06-30
SPECTRASCIENCE INC
filed 2005-08-15
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
YES ☒ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☒ NO ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on August 11, 2005 was 37,550,762.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

SpectraScience, Inc.
(a Development Stage Enterprise)

PART I FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEETS
	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$802,842	$1,132,505
Inventories	144,859	149,169
Prepaid expenses and other current assets	24,385	54,400
Total current assets	972,086	1,336,074

Fixed assets, net	11,195	15,992
Patents, net	272,287	281,949

TOTAL ASSETS	$1,255,568	$1,634,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,875	$12,215
Accrued compensation and taxes	11,493	7,684
Total liabilities	28,368	19,899

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding--37,550,762 shares	375,508	375,508
Additional paid-in capital	1,825,339	1,780,122
Deferred compensation	(87,696)	(163,823)
Deficit accumulated during the development stage	(885,951)	(377,691)
TOTAL STOCKHOLDERS’ EQUITY	1,227,200	1,614,116
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,568	$1,634,015

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to June 30,
	2005	2004	2005	2004	2005

Gross revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	9,106	-	18,857	-	18,857
General and administrative	309,156	33,842	500,953	71,456	889,839
Total operating expenses	318,262	33,842	519,810	71,456	908,696
Operating loss	(318,262)	(33,842)	(519,810)	(71,456)	(908,696)
Other income (expense), net	10,522	(10,690)	11,550	(21,374)	22,745
Net loss	$(307,740)	$(44,532)	$(508,260)	$(92,830)	$(885,951)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	37,550,762	7,644,091	37,550,762	7,398,952

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to
	2005	2004	June 30, 2005
OPERATING ACTIVITIES:
Net loss	$(508,260)	$(92,830)	$(885,951)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,459		25,709
Amortization of deferred compensation	121,344		256,795
Gain on disposal of fixed assets	(4,961)		(9,150)
Writeoff of obsolete inventories	4,513		4,513
Changes in operating assets and liabilities:
Inventories	(203)		(203)
Prepaid expenses and other current assets	34,976		4,326
Accounts payable	4,660	23,038	(42,827)
Accrued compensation and taxes	3,809	27,036	(20,600)
Net cash used in operating activities	(329,663)	(42,756)	(667,388)

INVESTING ACTIVITIES- proceeds from the sale of fixed assets			8,240

FINANCING ACTIVITIES- proceeds from issuance of common stock		353,000	20,000

Net increase (decrease) in cash and cash equivalents	(329,663)	310,244	(639,148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,132,505	73,487	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$802,842	$383,731	$802,842

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
June 30, 2005

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

Basis of Presentation

The accompanying unaudited condensed financial statements of SpectraScience, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through June 30, 2005, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. As of June 30, 2005, the Company had working capital of $943,718 and cash and cash equivalents of $802,842. The Company believes funds are sufficient to sustain operations through 2005. However, additional capital will be required after that time since insignificant revenues are anticipated from operations for the near future. Additional capital will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to the Company. Through June 30, 2005, the Company's financing has been through the sale of common stock. Until the Company's operations generate adequate revenue, the Company will attempt to continue to fund operations from cash on hand and through other sources of capital that may be available to it.

2. Summary of Significant Accounting Policies

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to June 30, 2005 to the Predecessor Company for the period from January 1, 2004 to June 30, 2004. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

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

Stock-Based Compensation

At June 30, 2005, the Company has one stock-based employee compensation plan (the “Option Plan"). Prior to August 2004, the Company accounted for the Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss for the six months ended June 30, 2004, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 2, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) prospectively to all employee awards granted, modified, or settled by the Successor Company. Awards under the Company’s Option Plan vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the six months ended June 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	3 months ended June 30, 2005	6 months ended June 30, 2005	3 months ended June 30, 2004	6 months ended June 30, 2004	August 2, 2004 (Inception of Successor Company) to June 30, 2005

Net loss as reported	$(307,740)	$(508,260)	$(44,532)	$(92,830)	$(885,951)
Stock-based compensation expense included in reported net loss	96,341	121,344	-	-	256,795
Stock-based compensation	(96,341)	(121,344)	(64,871)	(127,855)	(256,795)
Pro forma net loss	$(307,740)	$(508,260)	$(109,403)	$(220,685)	$(885,951)
As reported loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Pro forma loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Options to purchase 475,000 shares of common stock were granted during the six months ended June 30, 2005. No options were issued for the six months ended June 30, 2004.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. On August 2, 2004, inventories were adjusted to market value in accordance with the requirements of Fresh Start Reporting. Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$62,129	$98,346
Work in process	-	4,832
Finished goods	82,730	45,991
Totals	$144,859	$149,169

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2005 and 2004, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the six months ended June 30, 2005 are options to purchase 2,250,000 shares of common stock. For the six months ended June 30, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares totaled 1,436,742 comprised of warrants to purchase 36,030 shares of common stock and options to purchase 1,400,712 shares of common stock.

Stockholders’ Equity

In April 2005, the Company issued stock options to purchase 475,000 shares of common stock to consultants. Additional paid-in capital has increased from the recording of the value of options issued to consultants over the term of the respective contracts.

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

Results of Operations

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement Of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to June 30, 2005 to the Predecessor Company for the period from January 1, 2004 to June 30, 2004. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

For the Three Months ended June 30, 2005

The Company had no revenue in the three months ended June 30, 2005 or in the three months ended June 30, 2004.

Overall research and development expenses for the three months ended June 30, 2005 and 2004 were $9,106 and $0, respectively. Research and development expenses for the period ended June 30, 2005 relate specifically to new product and application development in preparation for a clinical trial.

General and administrative expenses for the three months ended June 30, 2005 and 2004 were $309,156 and $33,842, respectively. The increase for the three months ended June 30, 2005 compared to June 30, 2004 was primarily due to increased salary, professional fees and insurance required to re-start the Company. The Company was in bankruptcy during the 2004 period.

Other income (expense), net for the three months ended June 30, 2005 and 2004 was $10,522 and ($10,690), respectively. The increase was primarily from interest income due to higher balances in cash and cash equivalents from a stockholders’ rights offering and a private placement of common stock in the third quarter of 2004.

As a result of the above, the net loss for the three months ended June 30, 2005 and 2004 was $307,740 and $44,532, respectively. The increase in losses was primarily due to general and administrative expenses to re-start the Company. The net loss per share for the three months ended June 30, 2005 and 2004 was $0.01 and $0.01 respectively.

For the Six Months ended June 30, 2005

The Company had no revenue in the six months ended June 30, 2005 or in the six months ended June 30, 2004.
Overall research and development expenses for the six months ended June 30, 2005 and 2004 were $18,857 and $0, respectively. Research and development expenses related specifically to new product and application development in preparation for a clinical trial.

General and administrative expenses for the six months ended June 30, 2005 and 2004 were $500,953 and $71,456, respectively. The increase for the six months ended June 30, 2005 compared to June 30, 2004 was primarily due to increased salary, professional fees and insurance required to re-start the Company. The Company was in bankruptcy during the 2004 period.

Other income (expense), net, for the six months ended June 30, 2005 and 2004 was $11,550 and ($21,374), respectively. The increase was primarily from interest income due to higher balances in cash and cash equivalents from a stockholders’ rights offering and a private placement of common stock in the third quarter of 2004.

As a result of the above, the net loss for the six months ended June 30, 2005 and 2004 was $508,260 and $92,830, respectively. The increase in losses was primarily due to general and administrative expenses to re-start the Company. The net loss per share for the six months ended June 30, 2005 and 2004 was $0.01 and $0.01 respectively.

Item 3. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended June 30, 2005 which has affected or is reasonably likely to materially affect internal controls over financial reporting.

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

June 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

August 11, 2005	/s/ James Hitchin
Date	James Hitchin President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)