Form 10QSB
period 2005-09-30
SPECTRASCIENCE INC
filed 2005-11-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on November 11, 2005 was 37,550,762.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SpectraScience, Inc.
(a Development Stage Enterprise)

PART I FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$617,503	$1,132,505
Inventories	146,619	149,169
Prepaid expenses and other current assets	40,140	54,400
Total current assets	804,262	1,336,074
Fixed assets, net	8,796	15,992
Patents, net	267,456	281,949
TOTAL ASSETS	$1,080,514	$1,634,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270	$12,215
Accrued compensation and taxes	11,494	7,684
Total liabilities	11,764	19,899
STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding--37,550,762 shares	375,508	375,508
Additional paid-in capital	1,796,543	1,780,122
Deferred compensation	(67,918)	(163,823)
Deficit accumulated during the development stage	(1,035,383)	(377,691)
TOTAL STOCKHOLDERS’ EQUITY	1,068,750	1,614,116
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,080,514	$1,634,015

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended September 30, 2005	1 Month Ended August 1, 2004	2 Months Ended September 30, 2004	9 Months Ended September 30, 2005	7 Months Ended August 1, 2004	2 Months Ended September 30, 2004	August 2, 2004 (Inception of Successor Company) to September 30, 2005

Gross revenue	$—	$—	$—	$—	$—	$—	$—

Operating expenses:
Research and development	7,320	—	—	26,177	—	—	26,177
General and administrative	148,186	34,504	218,689	649,138	105,960	218,689	1,038,025
Total operating expenses	155,506	34,504	218,689	675,315	105,960	218,689	1,064,202

Operating loss	(155,506)	(34,504)	(218,689)	(675,315)	(105,960)	(218,689)	(1,064,202)
Other income (expense), net	6,074	(3,448)	3,186	17,623	(24,822)	3,186	28,819

Loss before reorganization items	(149,432)	(37,952)	(215,503)	(657,692)	(130,782)	(215,503)	(1,035,383)
Gain on debt discharge		525,380			525,380

Net income (loss)	$(149,432)	$487,428	$(215,503)	$(657,692)	$394,598	$(215,503)	$(1,035,383)
Basic and diluted net income (loss) per share	$(0.00)	$0.02	$(0.01)	$(0.02)	$0.04	$(0.01)
Weighted average common shares outstanding	37,550,762	23,739,787	37,509,095	37,550,762	9,733,357	37,509,095

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended September 30, 2005	7 Months Ended August 1, 2004	2 Months Ended September 30, 2004	August 2, 2004 (Inception of Successor Company) to September 30, 2005

OPERATING ACTIVITIES:
Net income (loss)	$(657,692)	$394,598	$(215,503)	$(1,035,383)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	21,689		4,021	32,939
Gain on discharge of debt		(525,380)
Amortization of deferred compensation	112,326	758	77,609	247,777
Gain on disposal of fixed assets				(4,189)
Writeoff of obsolete inventories	2,754			2,754
Changes in operating assets and liabilities:
Inventories	(204)			(204)
Prepaid expenses and other current assets	14,260	(23,750)	(5,913)	(16,390)
Accounts payable	(11,945)	53,819	(25,998)	(59,432)
Accrued compensation and taxes	3,810	26,944	(32,092)	(20,599)
Net cash used in operating activities	(515,002)	(73,011)	(197,876)	(852,727)
INVESTING ACTIVITIES- proceeds from the sale of fixed assets			1,000	8,240
Cash flows from financing activities:
Proceeds from exchange of common stock		886,116
Proceeds from issuance of common stock in reorganization		50,000
Proceeds from the issuance of common stock		505,400	20,000	20,000
Net cash provided by financing activities		1,441,516	20,000	20,000

Net increase (decrease) in cash and cash equivalents	(515,002)	1,368,505	(176,876)	(824,487)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,132,505	73,487	1,441,990	1,441,990
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$617,503	$1,441,992	$1,265,114	$617,503

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(a Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
September 30, 2005

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

Basis of Presentation

The accompanying unaudited condensed financial statements of SpectraScience, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through September 30, 2005, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. As of September 30, 2005, the Company had working capital of $792,498 and cash and cash equivalents of $617,503. The Company believes funds are sufficient to sustain operations through the first quarter of 2006. However, additional capital will be required after that time since insignificant revenues are anticipated from operations for the near future. Additional capital will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to the Company. Through September 30, 2005, the Company's financing has been through the sale of common stock. Until the Company's operations generate adequate revenue, the Company will attempt to continue to fund operations from cash on hand and through other sources of capital that may be available to it.

2.	Summary of Significant Accounting Policies

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to September 30, 2005 to the Successor Company from August 2, 2004 to September 30, 2004 and the Predecessor Company for the period from January 1, 2004 to August 1, 2004. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

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

Stock-Based Compensation

At September 30, 2005, the Company has one stock-based employee compensation plan (the “Option Plan"). Prior to August 2004, the Company accounted for the Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net loss for the seven months ended August 1, 2004, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 2, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) prospectively to all employee awards granted, modified, or settled by the Successor Company. Awards under the Company’s Option Plan vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the seven months ended August 1, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	3 Months Ended September 30, 2005	1 Month Ended August 1, 2004	2 Months Ended September 30, 2004	9 Months Ended September 30, 2005	7 Months Ended August 1, 2004	2 Months Ended September 30, 2004	August 2, 2004 (Inception of Successor Company) to September 30, 2005
Net income (loss) as reported	$(149,432)	$487,428	$(215,503)	$(657,692)	$394,598	$(215,503)	$(1,035,383)
Stock-based compensation expense included in reported net income (loss)	(18,018)	—	78,367	103,326	—	78,367	283,777
Stock-based compensation	18,018	(19,107)	(78,367)	(103,326)	(146,961)	(78,367)	(283,777)
Pro forma net income (loss)	$(149,432)	$468,321	$(215,503)	$(657,692)	$247,637	$(215,503)	$(1,035,383)
As reported income (loss) per share	$(0.00)	$0.02	$(0.01)	$(0.02)	$0.04	$(0.01)
Pro forma income (loss) per share	$(0.00)	$0.02	$(0.01)	$(0.02)	$0.03	$(0.01)

No options to purchase common stock were granted during the three months ended September 30, 2005. Options were issued for 475,000 shares for the nine months ended September 30, 2005. However, 450,000 of these options were cancelled during the quarter ended September 30, 2005. For the 450,000 options were cancelled, there was no compensation expense for the quarter ended September 30, 2005 and compensation expense of $44,700 recorded in the quarter ended June 30, 2005 was reversed.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$61,689	$98,346
Work in process	—	4,832
Finished goods	84,930	45,991
Totals	$146,619	$149,169

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for all periods presented, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the nine months ended September 30, 2005 are options to purchase 1,800,000 shares of common stock. For the seven months ended August 1, 2004, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares totaled 1,436,742 comprised of warrants to purchase 36,030 shares of common stock and options to purchase 1,400,712 shares of common stock for the Predecessor Company that were cancelled. For the two months of the Successor Company ended September 30, 2004 potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares are options to purchase 1,500,000 shares of common stock.

3.	Subsequent Events

In October 2005, the Company accepted a proposal from a consortium of European banks to sell them approximately 9 million shares of the Company’s common stock discounted 33% from the listed quoted price on the acceptance date, (approximately $6 million) in reliance upon Regulation S under the Securities Act of 1933. Under the terms of the agreement, the consortium has 30 days to pay for the shares. If payment is not received by the Company during the 30-day period, the transaction shall be void. As of the date of this report, funds have not been received by the Company. SC Capital Partners LLC negotiated the terms of the contract on behalf of the Company. As a result, they will receive a fee and five year warrants to purchase approximately 900,000 shares of the Company’s common stock at $0.67 per share assuming consummation of the sale to the foreign consortium.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavStat’ Optical Biopsy System (“WavStat’”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at three institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site shall not be deemed to be a part of this Report.

Plan of Operation

We are a development stage medical device company that has not yet engaged in significant commercial activities. During 2006 we intend to complete a Phase II clinical trial with our WavSTAT™ system for the detection of Barrett’s syndrome, thought to be a pre-cancerous condition of the esophagus. The progression toward esophageal cancer begins with several pre-cancerous stages. It is critical for the physician to be able to identify these various stages of the disease in order to deliver the most appropriate treatment. As with colorectal cancer, early and accurate detection of esophageal cancer results in less invasive, more cost effective treatments with a greater chance for long term patient survival.

Barrett’s esophagus is a condition of the lining of the lower esophagus thought to be caused primarily by Gastro Esophageal Reflux Disease (“GERD”), more commonly known as chronic heartburn. Physicians typically recommend that persons with chronic heartburn should have an endoscopy to look for Barrett’s esophagus. Some Barrett’s patients will advance further to a stage where additional abnormal tissue called dysplasia is present. Dysplasia is known to be the next progressive step toward esophageal cancer and is categorized in stages of low grade and high grade. Barrett’s esophagus, dysplasia and esophageal cancer patients are currently diagnosed by an endoscopy of the esophagus with multiple physical biopsies of the inner lining.

High-grade dysplasia is a critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus if Barrett's esophagus with high-grade dysplasia is present. Unfortunately for the patient, dysplasia is not easily visible to the physician during standard endoscopy. Because early diagnosis is critical, multiple biopsies may be performed either randomly or in a geometric pattern in the esophagus in the hope of finding the most appropriate tissue to biopsy.

If the results of our Phase II clinical trial are successful, we will apply for FDA approval (by supplement to our existing approval for colon cancer detection) for use of the WavSTAT™ system in pre-esophageal cancer detection.

In addition, we may (if funding permits) seek to heighten market acceptance of our colon cancer technology by demonstrating to managed care organizations that using our optical biopsy technique is faster, more accurate and less expensive than the current technique of removing all suspicious polyps.

We believe that we have sufficient funds to sustain operations through the first quarter of 2006. However, additional capital will be required after that time since we anticipate insignificant revenues from operations for the near future and the cost to market a newly approved product for the detection of Barrett’s esophagus will be considerably more than the cash we will have on hand. We believe that this funding will come from venture capitalists or other private investors, but there can be no assurance that such investments will be available on terms acceptable to us.

Results of Operations

The Company adopted fresh-start reporting, as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement Of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Under fresh-starting reporting, a new entity has been deemed created for financial reporting purposes. The results of operations are presented on a traditional comparative basis and compare the Successor Company for the period from January 1, 2005 to September 30, 2005 to the Successor Company from August 2, 2004 to September 30, 2004 and the Predecessor Company for the period from January 1, 2004 to August 1, 2004 for the nine month period and July 4, 2004 to August 1, 2004 for the three month period. Management believes that the Predecessor and Successor Company periods are not comparable for accounting purposes.

For the Three Months ended September 30, 2005

The Company had no revenue in the three months ended September 30, 2005 or in the three months ended September 30, 2004.

Research and development expenses for the three months ended September 30, 2005 and 2004 were $7,320 and $0, respectively. Research and development expenses for the period ended September 30, 2005 relate specifically to new product and application development in preparation for and in conducting a clinical trial.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $148,186 and $253,193, respectively. The decrease for the three months ended September 30, 2005 compared to September 30, 2004 was primarily due to costs to re-start the company in the 2004 period, which included salaries, insurance premiums legal and accounting fees as well as an increase in stock option compensation expense. The Company was in bankruptcy through August 2, 2004 during the 2004 period.

Other income (expense), net for the three months ended September 30, 2005 and 2004 was $6,074 and $525,118, respectively. The decrease was primarily due to the Company recording a gain on forgiveness of debt totaling $525,380 in 2004. This was offset by an increase in interest income due to higher balances in cash and cash equivalents from a stockholders’ rights offering and a private placement of common stock in the third quarter of 2004.

As a result of the above, the net income (loss) for the three months ended September 30, 2005 and 2004 was ($149,432) and $271,925, respectively.

For the Nine Months ended September 30, 2005

The Company had no revenue in the nine months ended September 30, 2005 or in the nine months ended September 30, 2004.

Research and development expenses for the nine months ended September 30, 2005 and 2004 were $26,177 and $0, respectively. Research and development expenses in the 2005 period related specifically to new product and application development in preparation for and conducting a clinical trial.

General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $649,138 and $324,649, respectively. The increase for the nine months ended September 30, 2005 compared to September 30, 2004 was primarily due to a full nine months of activity in 2005, including salaries, insurance premiums legal and accounting fees as well as an increase in stock option compensation expense. The Company was in bankruptcy during the 2004 period until August 2, 2004 and therefore had less expenses.

Other income (expense), net, for the nine months ended September 30, 2005 and 2004 was $17,623 and $503,744, respectively. The decrease was primarily due to the Company recording a gain on forgiveness of debt totaling $525,380 in 2004. This was offset by an increase in interest income due to higher balances in cash and cash equivalents from a stockholders’ rights offering and a private placement of common stock in the third quarter of 2004.

As a result of the above, the net income (loss) for the nine months ended September 30, 2005 and 2004 was ($657,692) and $179,095, respectively.

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
.
Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors during the three months ended September 30, 2005 which has affected or is reasonably likely to materially affect internal controls over financial reporting.

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

September 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 14, 2005	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)