Form 10KSB
period 2005-12-31
SPECTRASCIENCE INC
filed 2006-03-31
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-13092

SPECTRASCIENCE, INC.

(Development Stage Enterprise)

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Issuer’s revenues for each of its fiscal years ended December 31, 2005 and 2004 were: $0

As of March 22, 2006, the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 37,572,262. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,336,344 based on the last reported sale price of $1.55 on March 22, 2006. (Symbol SCIE.OB)

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documentation and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒     No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

SPECTRASCIENCE, INC.
(Development Stage Enterprise)

FORM 10-KSB
For the Fiscal Year Ended December 31, 2005

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipates,” “estimates,” “expects,” “will likely result,” “projects,” “believes,” “intends,” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

BACKGROUND

SpectraScience, Inc. (the “Company”) filed for bankruptcy protection on September 13, 2002 (US Bankruptcy Court, District of Minnesota, Case No. 02-42904). The case was converted from a liquidation under Chapter 7 to a Chapter 11 reorganization in early 2003. The Company’s Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) was confirmed on July 22, 2004 and became effective on August 23, 2004. However, the Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004 is referred to as the “Predecessor Company.” During the bankruptcy the Company was under the control of a court appointed trustee and had no management (all officers and directors resigned), no legal counsel, no independent auditors, no transfer agent, and no operations.

The Predecessor Company last filed a report on Form 10-KSB for the fiscal year ended December 31, 2001 (filed March 29, 2002). It filed reports on Form 10-QSB for the first two quarters of 2002. It did not file reports on Form 10-KSB for the fiscal years ended December 31, 2002 and 2003. It did not file any quarterly or other reports in 2003 or 2004, except for a report on Form 8-K filed on February 7, 2003 concerning conversion of its bankruptcy case from Chapter 7 (liquidation) to Chapter 11 (reorganization) and a report on Form 8-K filed on August 6, 2004 concerning confirmation of the Plan and related matters. The Successor Company filed a report on Form 10-KSB for the fiscal years ending December 31, 2004, 2003 and 2002 (filed July 5, 2005) and has filed reports on Form 10-QSB for the first three quarters of 2005.

The Company has adopted “fresh-start reporting” effective August 2, 2004, given the absence of any operating activity or other significant activity for almost two years, in accordance with the guidelines of the A.I.C.P.A.’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

This report on Form 10-KSB covers the fiscal years ended December 31, 2005 and 2004, including financial statements and notes thereto for each year. This report also includes a statement of operations, stockholder’s equity and cash flows for the years ended December 31, 2005 (Successor), the seven months ended August 1, 2004 (Predecessor) and for the five months from August 2, 2004 (first day of the Successor Company) to December 31, 2004. In addition, this report includes financial data from the inception date (August 2, 2004) to December 31, 2005.

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

Reorganization
On September 13, 2002, the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. After negotiations between the Trustee, the Creditor Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11 reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor discontinued and a new investor proposed a Plan dated May 12, 2004. The bankruptcy court gave final approval to the Plan on July 22, 2004, and the Plan became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

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

▪
on the Effective Date, the Company established a new Board of Directors consisting of Jim Hitchin, Mark D. McWilliams, Rand Mulford and Chester Sievert. Mr. Hitchin was elected President, Chief Executive Officer, Secretary and Chief Financial Officer. Under the Plan the Board of Directors shall remain in place for three years after the Effective Date, at which time the bylaws then in effect shall determine elections.

Products and Markets

Our first product, which has been approved for marketing by the US Food and Drug Administration (the “FDA”), is used during endoscopy of the colon when screening for colon cancer. We are currently in a Phase II clinical trial of a product using the same technology for detecting esophageal cancer. We believe that our core technology is a platform that can be developed for use in many areas of the human body to detect pre-cancer and cancer.

Industry Overview

COLORECTAL CANCER

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the United States ("US") with approximately 145,290 new cases of colorectal cancer diagnosed in 2005. With an estimated 56,290 deaths in 2005, colorectal cancer is the third leading cause of cancer death in the USA. Colorectal cancer affects both men and women, but the incidence is 35% higher in men according to the American Cancer Society. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 100 million people in the US) and will increase 20% over the next ten years. Colorectal cancer statistics for the European Union are similar.

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the lower colon also known as a flexible sigmoidoscopy or a full colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all “polyps”) require "individualized treatment on a case by case basis". The clinical utility of the WavSTAT™ System occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician's discretion, based on a visual assessment and other factors, whether to remove the polyp, place the patient under surveillance, or to biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the entire polyp must then be removed during a second endoscopy procedure.

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

Based on the results demonstrated by these clinical studies, management believes that using the WavSTAT™ System will:

▪	Significantly improve the physician's diagnostic accuracy to determine whether small polyps in the colon are pre-cancerous or cancerous;

▪	Improve patient survival rates by earlier detection and treatment of cancers, and more importantly pre-cancers, by more accurately identifying cancers or pre-cancers the physician may misdiagnose;

▪	Improve the patient's quality of life by providing an immediate analysis of the tissue, thereby eliminating the anxiety of waiting several days to hear the pathology results;

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

ESOPHAGEAL CANCER

The Company plans to complete a second application with the FDA for the WavSTAT™ System for the detection of pre-cancerous and cancerous tissue in the esophagus. The incidence of esophageal cancer in the U.S. is growing at a rate which is five times faster than any other type of cancer.

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

Current medical practice typically follows the guidelines described below:

▪	Patients with chronic GERD receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;

▪	Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every two years to check for dysplasia;

▪	Patients with Barrett's esophagus that has progressed to include low grade dysplasia receive an endoscopy with multiple biopsies every 6 months to check for high grade dysplasia; and

▪
Patients with Barrett's esophagus that has progressed to include high grade dysplasia receive an endoscopy with multiple biopsies every 3 months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical ablation.

The Esophageal Cancer Education Foundation estimates that 14,200 new cases of esophageal cancer were diagnosed in the year 2004, with a greater than 90% mortality rate. The relatively high death rate associated with esophageal cancer typically results from a lack of diagnosis until the cancer has grown to an advanced stage. As previously described, the frequency of endoscopic surveillance for these patients increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

SpectraScience completed a Phase I clinical study in April 2002 using its WavSTAT™ System for the detection of pre-cancerous and cancerous tissue in the esophagus. This clinical trial was designed to determine the viability of using our spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT™ System for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of our preliminary evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high grade versus low grade dysplasia or non-dysplastic Barrett's esophagus. These results suggest that use of the WavSTAT™ System is feasible in detecting Barrett's esophagus at its various stages. We plan to add additional patients to this study to provide sufficient information for an application to the FDA with a PMA supplement. The Phase II clinical study is in process and is expected to be completed in 2006.

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

Product Research and Development

We intend to invest in research and development in 2006. However, for the foreseeable future, research and development activities may be performed by outside consultants.

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

The Predecessor Company submitted a pre-market approval application for market clearance of the WavSTAT(TM) Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and it was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT(TM) System, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT(TM) II System was approved by the FDA in November 2001. We submitted a supplement for approval of WavSTAT(TM) III in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval or any new applications, such as for Barrett’s esophagus, developed for the WavSTAT(TM) System will be submitted as supplements to the original filing rather than as original PMA filings.

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

Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies must also go through the ISO certification process in order to obtain the CE mark. SpectraScience received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SpectraScience must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. Our last audit was in 2001 and we will therefore have to be re-audited to remain ISO 9001 certified. There can be no assurance that we will be able to maintain ISO 9001 certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

Other areas of the world such as Japan, Asia and South America may be targeted for regulatory compliance once European and Domestic sales begin.

Distribution, Marketing and Customers

Our primary objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real time between healthy, and pre-cancerous or cancerous tissue. During 2006, our marketing efforts will be focused on establishing the cost-effectiveness of the WavSTAT(TM) System and its optical biopsy technology.

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

Product introduction will require a sales force or a strategic corporate partner that has strongly established call patterns within Managed Care (examples of Managed Care Organizations are HMOs and PPOs. Kaiser Permanente is an example in the Western United States). We believe the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT(TM) System, will be a strong component of a product introduction strategy.

We may seek a strategic partner or alliance to further develop and implement product introduction, marketing and sales capabilities. We would focus on partners with large sales forces and established call patterns within Managed Care Organizations in the US. We can provide no assurance that we will be able to enter into such strategic partnerships on favorable terms or at all. Currently, we intend to use distributors in international target markets. The distributors should have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success in those markets.

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

We currently have an agreement with a contract manufacturer of medical forceps in the United States, under which they have agreed to supply us with the quantities of forceps that we require. This agreement expires upon the expiration of the underlying patent. Even though the performance of the suppliers of the forceps and other components and raw materials has generally been satisfactory, they may not continue to perform up to our standards, meet government regulations or handle labor unrest, if any.

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

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology. They could potentially compete with SpectraScience products or technologies. Although none of these companies uses a technology or method which is the same as the SpectraScience technologies and methods.

▪
Xillix Technologies (Richmond, British Columbia, Canada-OTC:XLLTF.PK) has a FDA approved product that uses light-based (not laser) spectroscopy for detection of cancer in the lungs, which is different from the Company’s technologies. The LIFE-Lung system began commercialization in 1998 at a price significantly higher than the Company’s system. Although Xillix is focused primarily on the lung application, they have publicly announced their intention to expand into the gastrointestinal tract.

▪
MediSpectra, Inc. (Lexington, MA) has been focused on developing a system that improves on the current medical standards for cervical cancer detection. The system consists of an in-vivo, non-contact device that simultaneously uses UV fluorescence and white light to scan the cervix in a single measurement. It then uses the measurement to localize sites for biopsy, the goal being to detect precursors to cervical cancer. In November 1999, MediSpectra announced that preliminary data they collected using their second-generation research device correctly identified pre-cancerous cervical lesions with an accuracy superior to the current diagnostic standard of care. They received FDA clearance to market for this indication in March 2006.

▪
Mediscience Technology (Cherry Hill, New Jersey-OTC:MDSC.OB) has conducted feasibility clinical studies for oral leukopakia, a pre-cancerous condition of the mouth, with a prototype product called CD SCAN, which uses a light-based spectroscopy system. They also plan to conduct clinical studies in the areas of cervical cancer with products using spectroscopic technology.

▪
Electro-Optical Sciences, Inc. (Irvington, NY-OTC:MELA) is focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. The data is then analyzed against its proprietary database of melanomas and benign lesions using sophisticated algorithms in order to provide information to the physician and produce a recommendation of whether the lesion should be biopsied. They are currently designing clinical trials.

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

Patents

SpectraScience currently owns exclusive rights to a total of eight issued US patents and international patents. SpectraScience has eight issued US patents: “Optical Biopsy Forceps” (US Patent 5,762,613), “System for Diagnosing Tissue with Guidewire” (US Patent 5,601,087), “Method of Diagnosing Tissue with Guidewire” (US Patent 5,439,000), “Guidewire Catheter and Apparatus for Diagnostic Imaging” (US Patent 5,383,467), “Optical Biopsy Forceps System and Method of Diagnosing Tissue” (US Patent 6,066,102), “Optical Biopsy Forceps” (US Patent 6,129,683), “Optical Biopsy System and Methods for Tissue Diagnosis” (US Patent 6,174,291), and “Optical Forceps System and Method of Diagnosing and Treating Tissue” (US Patent 6,394,964). SpectraScience is the exclusive licensee through the Massachusetts General Hospital of US Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. The patents expire between January 2015 and May 2022. Three of the issued patents and pending patent applications are focused on types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy or to remove tissue as therapy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. One issued patent pertains to the WavSTAT™ System and methods of use. The remaining US patents pertain to various apparatus and methods of diagnosing tissue, and providing the physician with additional information regarding whether it is necessary to take a biopsy sample. Each of the international patents designates several countries for patent protection. No claims have been brought against SpectraScience alleging that the Company's technology or products infringe intellectual property rights of others. In October 2005, the Company filed a provisional patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue”.

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

The patent and trade secret positions of medical device companies like SpectraScience are uncertain and involve complex and evolving legal and factual questions. To date, no claims have been brought against SpectraScience alleging that our technology or products infringe intellectual property rights of others. Often, patent and intellectual property disputes in the medical device industry are settled through licensing or similar arrangements. However, there can be no assurance that necessary licenses from other parties would be available to us on satisfactory terms, if at all. The costs associated with such arrangements may be substantial and could include ongoing royalties. United States patent applications are secret until patents are issued or corresponding foreign applications are published in other countries. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, management cannot be certain that SpectraScience was the first to invent the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In addition, the laws of some foreign countries do not provide the same degree of intellectual property right protection as do the laws of the United States. Litigation associated with patent or intellectual property infringement or protection can be lengthy and prohibitively costly. There can be no assurance that SpectraScience would have the financial resources to defend its patents from infringement or claims of invalidity, or to successfully defend itself against intellectual property infringement claims by third parties.

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have clinical trial liability insurance coverage at this time for our current Barrett’s esophagus study. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Subsidiaries

We have no subsidiaries.

Employees

As of March 22, 2006, SpectraScience had three full-time employees, two involved with manufacturing and regulatory affairs and one engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

ITEM 2. DESCRIPTION OF PROPERTY.

SpectraScience leases its principal executive offices from an unrelated third party. The office consists of approximately 2,500 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $2,540 through February 2007, plus a pro rata share of operating expense and real estate taxes (approximately $467 per month). The lease expires at the end of February 2007.

ITEM 3. LEGAL PROCEEDINGS.

Reorganization

On September 13, 2002, the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. After negotiations between the Trustee, the Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11, reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor ended and a new investor proposed a Plan of Reorganization dated May 12, 2004. The bankruptcy court gave final approval to the Plan on July 22, 2004, and the Plan became effective on August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

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

We adopted fresh-start reporting, as of August 2, 2004, in accordance with SOP 90-7. Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of the security holders since the annual meeting held on May 10, 2001 except for a vote on the Plan solicited by mail during June and July 2004 in the course of the Bankruptcy Court proceedings. A majority of the stockholders approved the Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

From the bankruptcy filing to October 24, 2005, trading of our common stock was reported in the “Pink Sheets” under the symbol “SCIE.PK”. Pink Sheets® LLC is a provider of pricing and financial information for the over-the-counter (OTC) securities markets. Since October 25, 2005 trading of our common stock has been on the over-the-counter bulletin board under the symbol SCIE.OB. The last reported bid price of the common stock on March 22, 2006 was $1.55.

The following table sets forth, for the periods indicated, the high and low bid prices as reported by the Pink Sheets, from January 1, 2004 Through October 24, 2005, and on the OTC Bulletin Board from October 25, 2005 through December 31, 2005. To the best of our knowledge, the information obtained from these sources is accurate.

	2004 Stock Prices(1)		2005 Stock Prices(1)
QUARTER ENDED	High Bid	Low Bid	High Bid	Low Bid
March 31	0.12	0.01	0.93	0.80
June 30	0.51	0.11	1.55	1.55
September 30	0.65	0.11	1.05	0.95
December 31	2.00	0.19	1.48	1.25

(1)
The prices of the common stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. These prices do not reflect retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On March 22, 2006 we had approximately 750 registered stockholders of record of 37,572,262 shares of our common stock, excluding stockholders that are registered in “street-names.” We estimate that there are approximately 2,500 beneficial stockholders of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Wells Fargo Shareowner Services, located at 161 N. Concord Exchange, South Saint Paul, Minnesota 55075. Their telephone number is (800) 468-9716.

Penny Stock

Until our shares qualify (if ever) for inclusion on an exchange, or in the NASDAQ National Market System, the public trading, if any, of our common stock will be on the Over-the-Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. So long as our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prescribed by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Dividends

To date, we have not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund the development and growth of our business. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued common stock during the fourth quarter of 2005 without registration under the Securities Act in connection with a private placement of securities under Regulation S. The gross proceeds were to be $5,963,832, but the funds were not received by the time this report was filed. The Company has agreed to register these shares with the SEC in 2006, however there is an agreement that no shares will be sold for at least one year.

2006 Sale of Common Stock

No. of Shares	8,901,242
Type of purchasers	Accredited Investors (1)
Price/Share	$0.67
Aggregate Cash Proceeds	$5,963,832
Exemption from Registration	Regulation S of the Securities Act

Shares were sold in 2004 under the Plan and otherwise, as described in the following table. No agents or underwriters participated and no commission or other compensation was paid for placement of the securities.

2004 Sale of Common Stock

	Private Placement	Chapter 11 Plan
No. of Shares	4,378,333	29,710,766 (2)
Type of purchasers	Accredited Investors (1)	Participants in Rights Offering, Claimants, Plan Sponsor (2)
Price/Share	$0.12	See Note (2), below
Aggregate Cash Proceeds	$525,400	$936,116
Exemption from Registration	Sections 4(2) and 4(6) of the Securities Act and Regulation D	§1145 of the Bankruptcy Act

1.	As defined in Regulation D under the Securities Act.
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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Reorganization

On September 13, 2002, the Company voluntarily filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code. After negotiations between the Trustee, the Committee, and a potential investor, it was agreed that the case should be converted to a Chapter 11 reorganization. On February 5, 2003, the Court signed an order converting the case to a Chapter 11 case. Negotiations with the potential investor ended and a new investor proposed a Plan of Reorganization dated May 12, 2004. The bankruptcy court gave final approval to the Plan of Reorganization (the “Plan”) on July 22, 2004, and the Plan became effective on the August 23, 2004. The Company received funding and commenced operations effective August 2, 2004. As of August 2, 2004 (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

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

We adopted fresh-start reporting, as of August 2, 2004, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

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

Gain on Debt Discharge. During the 2004 period, reorganization gain on debt discharge of $525,380 was recorded in accordance with the implementation of the Plan.

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

In 2005, the Company became current in its SEC filings. We also submitted a PMA Supplement with the FDA to register its San Diego facility. An earlier study to determine if the Company’s WavSTAT(TM) System is suitable for detecting Barrett’s esophagus was restarted. We expect this study to be completed in 2006.

During the next year SpectraScience intends to:

▪	complete Phase II clinical studies with our Barrett’s esophagus application,
▪	file a supplement with the FDA for this new indication for use,
▪	continue to develop the market with key physician opinion leaders, both international and domestic, for our approved product as well as for a Barrett’s esophagus application,
▪	begin sales both domestically and internationally,
▪	develop strategic relationships for distribution and marketing and complete outcome based clinical studies for the colon application, and
▪	submit to CMS, an application for reimbursement codes for use of the WavSTAT(TM) System upon completion of an outcome based clinical study.

We do not anticipate any significant purchase or sale of plant and significant equipment or any significant changes in the number of employees other than a proportional increase in operational employees and sales people consistent with our increasing revenue (if any).

Cash on hand as of August 2, 2004, the date the Company emerged from bankruptcy was $1,441,990. Cash on hand as of December 31, 2004 was $1,132,505. Cash on hand as of December 31, 2005 was $441,025.

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
The cash position as of December 31, 2004 is the result of the receipt of proceeds of $886,116 in a stockholder rights offering under the Company’s Chapter 11 Plan, $50,000 in proceeds as part of the Plan of Reorganization, and $525,400 in a private placement to “accredited investors”, as defined in Regulation D under the Securities Act of 1933. Cash provided by financing operating activities totaled $3,225 during the year ended December 31, 2005 and cash and cash equivalents as of December 31, 2005 totaled $441,025.

SpectraScience expects to incur significant additional operating losses through at least 2006, as we complete a current clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing efforts to commercialize the WavSTAT(TM) System begin. Company management anticipates that it will have sufficient cash and cash equivalents to fund operations to profitability if the 2006 funding is received in the second quarter of 2006.

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

The Company re-commenced operations after confirmation of its Plan on August 2, 2004 (the “Effective Date” for purposes of this report). For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh-start reporting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods, except where fresh-start reporting prevents comparability with the prior period. Accordingly, the results of operations present the Predecessor Company for the period January 1, 2004 to August 1, 2004 and the Successor Company for the period August 2, 2004 to December 31, 2004 and January 1, 2005 to December 31, 2005. Management does not believe that a discussion of Predecessor Company and Successor Company periods is reasonable or appropriate in many areas due to lack of comparability for accounting purposes, in accordance with SOP 90-7. Where appropriate, a discussion is included.

Historical Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes thereto included in this report.

Fiscal Year Ended December 31, 2005 As Compared To Fiscal Year Ended December 31, 2004

Gross Revenue
The Company had no revenue in either period.

Operating Loss
Losses increased $433,233 in 2005 to $928,079 compared to $494,846 in 2004 as additional research and development and general administrative expenses were incurred to re-start the Company in 2005. The increase in research and development costs of $53,122 was due to the fact that there were no research and development costs during 2004. The increase in general and administrative expense in 2005 of $380,111 was due to professional fees and payroll which were $370,300 and $318,404, respectively. This increase was due to a full year of expenses during 2005 and audit fees during 2005 of approximately $131,000.

Other Income (Expense)
For the year ended December 31, 2005, other income was $15,791 principally due to interest income on cash balances. For the year ended December 31, 2004, other expenses were $13,627, principally due to the accrual of interest expense due on notes payables in 2004. In 2004, the notes payables were converted to common stock as a result of the Plan.

Liquidity and Capital Resources
On December 31, 2005, the Company had cash of $441,025 compared to $1,132,505 at December 31, 2004 representing a decrease of $691,480. The cash decreased due to expenses incurred in re-starting the Company, principally in salaries and professional fees. In the second quarter of 2006, the Company expects to receive payment for its previously placed common shares for approximately $6,000,000 in gross proceeds with net proceeds of $5,427,087.

Operating Activities
During the years ended December 31, 2005 and 2004, operating activities used net cash of $694,705 and $410,738, respectively, primarily due to payment of professional fees and payroll.

Investing Activities
There were no investing activities for the year ended December 31, 2005. Investing activities provided $8,240 in the year ended December 31, 2004 due to the sale of fixed assets.

Financing Activities
For the year ended December 31, 2005, financing activities provided $3,225 due to the exercise of 21,500 employee stock options. Subsequent to December 31, 2005, the Company issued 8,901,242 common shares. The Company expects to receive payment for these previously placed shares to be approximately $6,000,000. Financing in 2004 consisted of proceeds of $886,116 in a stockholder rights offering under the Company’s Chapter 11 Plan, $50,000 in proceeds as part of the Plan, and $525,400 in a private placement to accredited investors.

Working Capital
Decreases in working capital during the year ended December 31, 2005 in the amount of $725,471 was due to increased expenses in re-starting the Company, principally in research and development, payroll and professional fees. Increases in working capital during the year ended December 31, 2004 in the amount of $2,254,931 was due to settlement of debts through the Plan and common stock issuances.

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

Fresh-Start Reporting

Upon emerging from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective August 2, 2004. Consequently, the balance sheet and related information as of December 31, 2005 and 2004 is considered the “Successor Company,” and reflects the Plan of Reorganization and the principles of fresh-start reporting. Periods presented prior to August 2, 2004 are considered the “Predecessor Company.” References to operating results and cash flows for periods ended prior to August 2, 2004 refer to the operating results and cash flows of the Predecessor Company, and references to working capital and other balance sheet data, liquidity and prospective information regarding future periods refer to the Successor Company. SOP 90-7.40 states, “comparative financial statements that straddle a confirmation date should not be presented.” We have done so where possible to aid in the understanding of Company activities.

Recent Accounting Pronouncements

Accounting For Transactions Involving Stock Compensation
In December 2004, the FASB issued SFAS 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. Since inception on August 2, 2004, the Company has been recording to expense the fair value of employee and non-employee options. The application of SFAS 123(R) is not expected to have a material impact on our financial statements.

Impairment or Disposal of Long-Lived Assets

SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2005.

Inventory Costs

In November 2004, the FASB issued SFAS 151, Inventory Costs, and an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS 151 did not have a material impact on our financial position and results of operations.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our financial position and results of operations.

Risks

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

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE CURRENTLY GENERATING REVENUES.

Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and could cause our stockholders to lose their entire investment. We have not had any revenues for the past four years. To date, we have engaged primarily in research, development and clinical testing. Since the beginning of the Successor Period, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss in the amount of $1,289,979 from the beginning of the Successor Period through December 31, 2005. We have no products or services on the market that are currently generating revenues. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

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

WE ARE DEPENDENT FOR OUR SUCCESS ON A KEY EXECUTIVE OFFICER.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Jim Hitchin. If we lost this key executive officer, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for this key executive officer at all, or on terms that are not unduly expensive or burdensome. We do not have an employment agreement with Mr. Hitchin and his employment is severable by either party at will. We currently carry a key man life insurance policy on him in the amount of $2,000,000.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of 3 full time employees consisting of our Chief Executive Officer, our Operations Manager and a Clinical Studies/Product Engineer/Manager as well as other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by the Company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry directors and officers liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, in the future, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we currently have and intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

The WavSTAT(TM) System is protected by eight issued patents, in the United States, Canada, Europe and Japan, of which we own and one for which we own the exclusive license.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by the Company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

THE PATENTS WE OWN COMPRISE A LARGE PORTION OF OUR ASSETS, WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The WavSTAT(TM) System is protected by eight issued patents, in the United States, Canada, Europe and Japan, and an additional patent for which we own an exclusive license. These patents comprise a majority of our assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a majority of our assets would lose their value. Further, since our patents are written down over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy have increased general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. Stock options we issued in 2005 and 2004 were expensed in those years under FAS 123. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

OUR COMMON SHARES ARE THINLY TRADED, SO INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL

Our common shares have historically been sporadically or "thinly-traded", meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of March 22, 2006, our average trading volume per day for the past three months was approximately 17,500 shares a day with a high of 96,000 shares traded and a low of zero shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE, GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON STOCK MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. AN INVESTOR MAY BE UNABLE TO SELL COMMON STOCK AT OR ABOVE THE PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the ninety-day period ended March 22, 2006, the high and low closing prices of a share of our common stock were $1.95 and $0.85, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 23.8% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF MARCH 22, 2006) OF OUR OUTSTANDING COMMON STOCK, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF THE COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF THE COMPANY THAT MIGHT OTHERWISE RESULT IN STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR THEIR COMMON STOCK.

As of March 22, 2006, our officers and directors beneficially own or control approximately 23.8% (including all options exercisable within sixty days of March 22, 2006) of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS. THE EXERCISE OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE INVESTMENT OF OTHER STOCKHOLDERS IN TERMS OF PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES.

As of March 22, 2006, there are outstanding common share purchase options entitling the holders to purchase 1,978,500 common shares at a weighted average exercise price of $0.28 per share (1,236,833 of these shares are exercisable within the next 60 days). The exercise price for all of the aforesaid options may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options may sell common shares in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 125,000,000 shares of capital stock, including 100,000,000 shares of common stock and 25,000,000 undesignated shares (i.e. shares that may be designated as in a senior position to the current stock). After taking into consideration our outstanding common stock at March 22, 2006, we will be entitled to issue up to 53,526,496 (100,000,000 authorized less shares outstanding of 46,473,504) additional common shares and up to 25,000,000 shares of other series of capital stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES.

Our articles of incorporation contains provisions which eliminate the liability of our directors for monetary damages to the Company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, consultants and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, consultants and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers, consultants and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, consultants and employees even though such actions, if successful, might otherwise benefit the Company and stockholders.

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

ITEM 7. FINANCIAL STATEMENTS.

Audited financial statements for the year ended December 31, 2005, the five months ended December 31, 2004 (Successor Company), and the seven months ended August 1, 2004 (Predecessor Company), and financial statements for the period from inception (August 2, 2004) to December 31, 2005 are filed as part of this Form 10-KSB.

SpectraScience, Inc.
(Development Stage Enterprise)

Financial Statements

Years Ended December 31, 2005 and 2004

Page

Report of Independent Registered Public Accounting Firm	44

Balance Sheets as of December 31, 2005 and 2004	45

Statements of Operations for the year ended December 31, 2005, the five months ended December 31, 2004, the seven months ended August 1, 2004 and from August 2, 2004 (Inception of Successor Company) to December 31, 2005	46

Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2005, the five months ended December 31, 2004, and the seven months ended August 1, 2004	47

Statements of Cash Flows for the year ended December 31, 2005, the five months ended December 31, 2004 the seven months ended August 1, 2004 and from August 2, 2004 (Inception of Successor Company) to December 31, 2005	48

Notes to Financial Statements	49

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. (a development stage enterprise) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005, for the five months ended December 31, 2004, the seven months ended August 1, 2004 and from August 2, 2004 (inception of Successor Company) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. as of December 31, 2005 and 2004, and its results of operations and cash flows for the year ended December 31, 2005, for the period from August 2, 2004 to December 31, 2004, for the period from January 1, 2004 through August 1, 2004 and from August 2, 2004 (inception of Successor Company) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has incurred losses and negative cash flows from operating activities from its inception. As of December 31, 2005, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments related to the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

San Diego, California
March 14, 2006

SpectraScience, Inc.
(Development Stage Enterprise)
Balance Sheets
December 31, 2005 and 2004

ASSETS
	December 31, 2005	December 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$441,025	$1,132,505
Inventories	140,072	149,169
Prepaid expenses and other	42,310	54,400
TOTAL CURRENT ASSETS	623,407	1,336,074

FIXED ASSETS
Office furniture	1,000	1,000
Computer equipment	4,323	4,323
Machinery and equipment	13,868	13,868
	19,191	19,191
Less accumulated depreciation	(12,794)	(3,199)
TOTAL FIXED ASSETS	6,397	15,992

Patents, net	262,626	281,949
TOTAL ASSETS	$892,430	$1,634,015

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,498	$12,215
Accrued compensation and taxes	15,205	7,684
TOTAL LIABILITIES	32,703	19,899

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued
Common stock, par value of $0.01, 100,000,000 shares authorized
37,572,262 and 37,550,762 issued and outstanding	375,723	375,508
Additional paid-in capital	1,822,123	1,743,552
Deferred compensation	(48,140)	(127,253)
Deficit accumulated during the development stage	(1,289,979)	(377,691)
TOTAL STOCKHOLDERS' EQUITY	859,727	1,614,116
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$892,430	$1,634,015

See Notes to the Financial Statements

SpectraScience, Inc.
(Development Stage Enterprise)
Statements of Operations
For the year ended December 31, 2005, for the 5 months ended December 31, 2004, for the 7 months ended August 1, 2004 and from August 2, 2004 (inception of Successor Company) to December 31, 2005

	Successor Company	Successor Company	Predecessor Company	Successor Company
	Year Ended	5 months ended	7 months ended	August 2, 2004 to
	December 31, 2005	December 31, 2004	August 1, 2004	December 31, 2005

Gross Revenue	$—	$—	$—	$—

OPERATING EXPENSES
Research and development	53,122			53,122
General and administrative	874,957	388,886	105,960	1,263,843
	928,079	388,886	105,960	1,316,965
OPERATING LOSS	(928,079)	(388,886)	(105,960)	(1,316,965)

OTHER INCOME (EXPENSE)
Interest expense	(180)		(24,967)	(180)
Interest income	20,935	7,006	145	27,941
Gain on disposal of fixed assets	4,950	4,189		9,139
Other	(9,914)			(9,914)
OTHER INCOME (EXPENSE)	15,791	11,195	(24,822)	26,986
LOSS BEFORE REORGANIZATION ITEMS	(912,288)	(377,691)	(130,782)	(1,289,979)

Gain on debt forgiveness			525,380	—
NET INCOME (LOSS)	$(912,288)	$(377,691)	$394,598	$(1,289,979)

Basic and diluted net earnings (loss) per share	$(0.02)	$(0.01)	$0.05

Weighted average number of common
shares outstanding	37,553,366	32,313,705	7,874,884

See Notes to the Financial Statements

SpectraScience, Inc.
(Development Stage Enterprise)
Statements of Stockholders' Equity (Deficit)
For the Year ended December 31, 2005, the 5 months ended December 31, 2004 and the 7 months ended August 1, 2004

								Deficit
								Accumulated	Total
	Common Stock - old		Additional	Common Stock - new		Additional		During	Stockholders'
			Paid-In			Paid-In	Deferred	Development	Equity/
	Shares	Amount	Capital	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Balance, December 31, 2003	7,153,813	$1,788,453	$54,332,013					$(57,001,361)	$(880,895)
Issuance of stock options to employees and directors						$201,514	$(201,514)
Amortization of deferred compensation							758		758
Adjustment for common stock to par value of $0.01		(1,716,915)	1,716,915
Conversion of 3,692,149 old shares into 11,076,447 new shares plus $0.24 per share	(3,692,149)	(36,921)		11,076,447	$110,764	812,273			886,116
Issuance of common stock for payment of notes payable and interest at $0.10 per share				5,650,020	56,500	508,500			565,000
Sale of common stock at $0.12 per share				4,211,666	42,117	463,283			505,400
Settlement of old claim at $0.10 per share				600,000	6,000	54,000			60,000
Sale of common stock at $0.01 per share				12,384,298	123,843	(73,843)			50,000
Fresh start adjustment	(3,461,664)	(34,617)	(56,048,928)	3,461,664	34,617	(302,456)		56,606,763	255,379
Net income								394,598	394,598
Balance, August 2, 2004				37,384,095	373,841	1,663,271	(200,756)		1,836,356

Sale of common stock at $0.12 per share				166,667	1,667	18,333			20,000
Issuance of stock options to employees						35,825	(35,825)
Compensation from options issued to consultants						26,123			26,123
Amortization of deferred compensation							109,328		109,328
Net loss								(377,691)	(377,691)
Balance, December 31, 2004				37,550,762	375,508	1,743,552	(127,253)	(377,691)	1,614,116

Compensation from options issued to consultants						75,561			75,561
Amortization of deferred compensation							79,113		79,113
Stock options exercised				21,500	215	3,010			3,225
Net loss								(912,288)	(912,288)
Balance, December 31, 2005				37,572,262	$375,723	$1,822,123	$(48,140)	$(1,289,979)	$859,727

See Notes to the Financial Statements

SpectraScience, Inc.
(Development Stage Enterprise)
Statements of Cash Flows
For the year ended December 31, 2005,
for the 5 months ended December 31, 2004, for the 7 months ended August 1, 2004 and from August 2, 2004 (inception of Successor Company) to December 31, 2005

	Successor Company Year ended December 31, 2005	Successor Company 5 months ended December 31, 2004	Predecessor Company 7 months ended August 1, 2004	Successor Company August 2, 2004 to December 31, 2005

Cash flows from operating activities:
Net income (loss)	$(912,288)	$(377,691)	$394,598	$(1,289,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,918	11,250		40,168
Gain on discharge of debt			(525,380)
Amortization of deferred compensation	79,113	109,328	758	188,441
Amortization of options issued to consultants	75,561	26,123		101,684
Gain on disposal of fixed assets	(4,950)	(4,189)		(9,139)
Write-off of obsolete inventory	9,097			9,097
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,090	(30,650)	(23,750)	(18,560)
Accounts payable	5,283	(47,487)	53,817	(42,204)
Accrued expenses and other liabilities	7,521	(24,409)	26,944	(16,888)
Net cash used in operating activities	(699,655)	(337,725)	(73,013)	(1,037,380)

Cash flows from investing activities - proceeds from the sale of assets	4,950	8,240		13,190

Cash flows from financing activities:
Proceeds from exchange of common stock			886,116
Proceeds from issuance of stock in reorganization			50,000
Proceeds from exercise of employee stock options	3,225			3,225
Proceeds from the issuance of common stock		20,000	505,400	20,000
Net cash provided by financing activities	3,225	20,000	1,441,516	23,225

Net (decrease) increase in cash and cash equivalents	(691,480)	(309,485)	1,368,503	(1,000,965)

Cash and cash equivalents at beginning of period	1,132,505	1,441,990	73,487	1,441,990
Cash and cash equivalents at end of period	$441,025	$1,132,505	$1,441,990	$441,025

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock		$565,000		$565,000
Issuance of common stock in settlement of bankruptcy debt		$60,000		$60,000
Fresh start adjustment to fixed assets and patents		$255,379		$255,379

See Notes to the Financial Statements

SpectraScience, Inc.
(Development Stage Enterprise)

Notes to Financial Statements

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

Note 2 - Going Concern and Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2005, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Successor Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of December 31, 2005, the Company had working capital of $590,704 and cash and cash equivalents of $441,025. The Company has not completed a Regulation S restricted placement of its common stock with a consortium of European banks. However, if we do not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if the proceeds from the 2006 private placement arrive in the second quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Stock-Based Compensation

At December 31, 2005, the Company has one stock-based employee compensation plan (the “Option Plan"), which is described more fully in Note 10. Prior to August 2004, the Company accounted for the Option Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the period ended August 1, 2004, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective August 2, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”), “Accounting for Stock-Based Compensation”, (“SFAS 123”) prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company. Awards under the Company’s Option Plan vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the period ended August 1, 2004 is less than that which would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value-based method had been applied to all outstanding and unvested awards in each period.

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period.

	12 months ended December 31, 2005	5 months ended December 31, 2004	7 months ended August 1, 2004	Successor Company August 2, 2004 to December 31, 2005
Net income (loss):
As reported	$(912,288)	$(377,691)	$394,598	$(1,289,979)
Employee stock-based compensation expense included in reported net income (loss)	79,113	109,328		188,441
Employee stock-based compensation	(79,113)	(109,328)	(146,961)	(188,441)
Pro forma net income (loss)	$(912,288)	$(377,691)	$247,637	$(1,289,979)
As reported earnings (loss) per share	$(0.02)	$(0.01)	$0.05
Pro forma earnings (loss) per share	$(0.02)	$(0.01)	$0.03

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) will be effective for the Company commencing January 1, 2006. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on August 1, 2004. Accordingly we believe SFAS No. 123(R) will not have a material impact on our financial statements.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected life	5 years	5 years
Risk-free interest rate	4.25%	3.89%
Expected volatility	219%	141%
Expected dividend yield	0%	0%

In December 2004, the Financial accounting Standards Board issued SFAS No.123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant -date fair value of the award. SFAS No. 123(R) will be effective for the Company commencing January 1, 2006. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on August 1, 2004. Accordingly we believe SFAS No. 123(R) will not have a material impact on our financial statements.

Patents

At August 2, 2004, the start of the Successor Company, the Company capitalized $290,000 for eight patents. The capitalized amount was based on a combination of income and market valuation approaches. The income approach used forecasts prepared by management, with normalizing adjustments for industry benchmarks. These forecasts were discounted to present value, and weighted using various assumptions based on probability of success from published statistics. The market approach used the licensing price of comparable licenses in the market to arrive at a forecast, with future cash flows discounted to present value.

The capitalized patents are being amortized over the shorter of the remaining legal life or their estimated economic life. Amortization of patents for the year ended December 31, 2005 and the five months ended December 31, 2004 was $19,323 and $8,051, respectively, and patents are report net of accumulated amortization of $27,374 and $8,051 at December 31, 2005 and 2004, respectively. Amortization expense in each of the five years subsequent to December 31, 2005 will approximate $19,300.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the year ended December 31, 2005, research and development costs were $53,122.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) basis or market value. Costs include direct material, labor and overhead.

Fixed Assets

On August 2, 2004, fixed assets were adjusted to market value in accordance with the requirements of fresh-start reporting. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. During the period from January 1, 2004 to August 1, 2004, fixed assets were idle and, therefore, no depreciation expense was taken. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the statements of operations.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Long-Lived Assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2005.

Earnings (Loss) Per Share

Under SFAS No. 128 "Earnings Per Share", basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the period ended August 1, 2004 were none. For the period ended December 31, 2004 there were options to purchase 1,775,000 shares of common stock. For the period ended December 31, 2005 there were options to purchase 1,978,500 shares of common stock.

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

Reclassifications

Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

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

Adjustments reflected in the fresh-start adjustment balance sheet as of August 2, 2004 are as follows:

ASSETS
	Predecessor Company	Reorganization		Exchange of		Fresh Start		Successor Company
	August 1, 2004	Adjustments		Common Stock		Adjustments		August 2, 2004

CURRENT ASSETS
Cash and cash equivalents	$517,747	$38,127	a/e	$886,116	g			$1,441,990
Inventories	149,169							149,169
Prepaid expenses	23,750							23,750
TOTAL CURRENT ASSETS	690,666	38,127		886,116				1,614,909

FIXED ASSETS
Office furniture	59,886					$(54,837)	i	5,049
Computer equipment	46,643					(42,320)	i	4,323
Machinery and equipment	319,155					(305,287)	i	13,868
	425,684					(402,444)		23,240
Less accumulated depreciation	(367,823)					367,823	i
TOTAL FIXED ASSETS	57,861					(34,621)		23,240
Patents						290,000	j	290,000
TOTAL ASSETS	$748,527	$38,127		$886,116		$255,379		$1,928,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
Accounts payable	$59,702							$59,702
Accrued expenses	32,091							32,091
TOTAL CURRENT LIABILITIES	91,793							91,793

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable	66,222	$(66,222)	a
Note payable - trade creditors	8,514	(8,514)	d
Accrued compensation and taxes	366,032	(366,032)	a/c
Accrued expenses	100,185	(100,185)	d
Accrued interest	86,300	(86,300)	b
Convertible notes payable	535,000	(535,000)	b
TOTAL LIABILITIES SUBJECT TO COMPROMISE	1,162,253	(1,162,253)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value of $0.25, 17,000,000 shares authorized
7,153,813 issued and outstanding	1,788,453			$(1,753,836)	g/h	$(34,617)
Common stock, par value of $0.01, 100,000,000 shares authorized	42,117	112,500	b/c/e	184,607	g	34,617		373,841
Additional paid-in capital	54,996,811	562,500	b/c	2,455,345	g/h	(56,351,385)	k	1,663,271
Deferred compensation	(200,756)							(200,756)
Deficit accumulated during the development stage	(57,132,144)	525,380	f			57,132,144	k
						(525,380)	k
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(505,519)	1,200,380		886,116		255,379		1,836,356
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$748,527	$38,127		$886,116		$255,379		$1,928,149

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

(j) Adjustment to record the value of 8 patents held. Management determined the value of the patents was $290,000 (see Note 3).

(k) Adjustment of accumulated deficit from the Predecessor Company to zero.

Note 5 - Inventories

At December 31, 2005 and 2004, inventories consisted of the following:

	2005	2004
Raw materials	$79,155	$98,346
Work in process	0	4,832
Finished goods	60,917	45,991
	$140,072	$149,169

Note 6 - Retirement Plan

The Predecessor Company had a 401(k) profit sharing and savings plan covering substantially all employees. The plan allowed employees to defer up to 15% of their annual earnings. The Company matched 50% of the first 6% of the employee contributions. No contributions were made during the bankruptcy and the plan expired upon the confirmation of the Plan. The Successor Company has no employee retirement benefit plans.

Note 7 - Notes Payable

The Company had no notes payable in 2005. The Company had notes payable of $535,000 outstanding at August 1, 2004. The notes were as a result of a private placement offering during July 2002 of the Company’s convertible promissory notes and had detachable warrants to purchase Company common stock at $0.25 per share. The promissory notes were due on December 31, 2002 with interest at 8% per annum. In accordance with the Plan, all notes, purchase warrants and accrued interest capped at $30,000 were converted to common stock. For every ten cents ($0.10) of notes payable and accrued interest owed to the noteholders, the Company issued one share of common stock. A total of 5,650,020 shares of common stock were issued to replace the original notes, warrants, and accrued interest. In conjunction with the issuance of the notes and warrants in July 2002, a beneficial conversion feature of $535,000 was established and amortized to interest expense over the term of the notes payable.

Note 8 - Income Taxes

The significant components of deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended December 31, 2005	Five months Ended December 31, 2004
Deferred tax assets:
Net operating loss carryforward	$13,591,000	$14,695,000
Research and development credits	519,000	644,000
Inventory reserve	177,000	136,000
Accrued liabilities	5,000	3,000
Deferred compensation	120,000	54,000
Total deferred tax assets	14,412,000	15,532,000
Valuation allowance	(14,270,000)	(15,416,000)
Net deferred tax assets	142,000	116,000
Deferred tax liability:
Patents	(142,000)	(116,000)

Net deferred taxes	$—	$—

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2005	Five months Ended December 31, 2004	Seven months Ended August 1, 2004
Expected tax at Federal statutory rates	$(310,000)	$(131,000)	$134,000
Change in valuation allowance	(1,146,000)	(1,596,000)	(155,000)
Expiration of net operating loss carryforwards	1,387,000	1,560,000
Expiration of credits	126,000
State taxes, net	(53,000)	65,000	25,000
Tax credits	(3,000)		(4,000)
Other, net	(1,000)
Fresh start accounting	—	102,000
Tax provision	$—	$—	$—

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $32,600,000 that expire in 2006 through 2025. In addition, the Company had research and development tax credits of approximately $517,000 that expire in 2007 through 2020. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company. The Company expects significant limitations of its net operating loss carryforwards and research and development tax credits due to the application of Internal Revenue Code Section 382.

Note 9 - Lease Commitments

The Company leases its 2,540 square foot facility from an independent third party at approximately $2,540 per month which expires on February 28, 2007. Total future commitment under this lease as of December 31, 2005 are approximately $32,000 and $4,000 for 2006 and 2007, respectively. For the years ended December 31, 2005 and 2004, rent expense totaled $34,061 and $16,564, respectively.

Note 10 - Stock-Based Compensation Plans

The 2001 stock option plan (the “Option Plan”) was amended in 2004. The Option Plan provides for the grant of incentive stock options (ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 5,635,839 at December 31, 2005. At December 31, 2005, the Company had granted 1,978,500 options under the Plan (1,236,833 of which were immediately exercisable), with 3,632,614 available for future issuance.

We registered the shares in our Option Plan on September 9, 2005 with the SEC with a registration statement on Form S-8.

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Exercisable	Weighted Average Exercise Price

$0.15	1,478,500	$0.15	8.57	978,500	$0.15
$0.40	275,000	$0.40	8.79	183,333	$0.40
$0.90	25,000	$0.90	9.28	8,333	$0.90
$0.95	200,000	$0.95	9.98	66,667	$0.95
Totals	1,978,500	$0.28	8.76	1,236,833	$0.24

The Predecessor Company had two stock option plans, the 1991 Stock Plan and 2001 Stock Plan (“Plans”), under which selected employees and non-employees could be granted incentive and non-qualified options to purchase common stock of the Company. The 1991 Stock Plan has terminated and no further awards can be issued under that plan. The options granted were exercisable over a period of no longer than ten years and were granted at the higher of the fair market value of the Company's common stock or a ten-day rolling average of the fair market value of the common stock as of the date of grant. The Company had reserved 1,807,712 shares for issuance under the Plans.

The following table summarizes the stock option activity for the Predecessor and Successor plans:

	Options Available For Grant	Plan Options Outstanding	Non-Plan Options Outstanding	Weighted Average Exercise Price Share

Balance, December 31, 2003	750,000	1,057,712	343,000	$4.92
Options authorized	4,882,614
Options granted	(1,500,000)	1,500,000		$0.15
Options exercised
Options cancelled under Plan		(1,057,712)	(343,000)	$(4.92)
Balance, August 2, 2004	4,132,614	1,500,000	—	$0.15
Options granted	(275,000)	275,000		$0.40
Options exercised
Balance, December 31, 2004	3,857,614	1,775,000	—	$0.19
Options granted	(225,000)	225,000	—	$0.94
Options exercised	—	(21,500)	—	$0.15
Balance, December 31, 2005	3,632,614	1,978,500	—	$0.28

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

Note 12 - Concentrations of Credit Risk

Financials instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. At December 31, 2005, the Company had cash balances of approximately $351,000 in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

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

Note 15 - Pending Sale of Common Stock

In October 2005, the Company accepted a proposal from a consortium of European banks to sell them approximately 9,000,000 shares of the Company’s common stock discounted 33% from the listed quoted price on the acceptance date (approximately $6,000,000). On October 20, 2005, shares of the Company’s common stock were transferred to an escrow account.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 2005, there were no changes or disagreements with our current auditors, J.H. Cohn LLP.

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

During 2005, we contracted with a consulting firm to assist us on accounting issues. Additionally, we have also changed our procedures for preparing financial statements to include a review of all aspects of our financial statements and footnotes. Other than those noted, there were no significant changes in the Company's internal controls over financial reporting or in other factors during the year ended December 31, 2005 which could significantly affect internal controls over financial reporting. As a result our independent registered public accounting firm found no material weaknesses in our disclosure controls and procedures.

Changes in Internal Controls

There were no significant changes in internal controls during the period covered by this report.

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .

SpectraScience Directors and Executive Officers

Jim Hitchin, Chairman, President, Chief Financial Officer, Secretary and CEO, Director since 2004, Age 63, joined SpectraScience in January 2004 as part of the acquisition team. Previously he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. The company was the first in its market to have ISO9001 and the CE Mark for fourteen 510(k) and two PMA products. Growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics.

Mark D. McWilliams, Director since 2004, Age 49, Most recently served as Director of Cell Imaging and Analysis at Beckman Coulter after the recent sale of Q3DM to Beckman in December 2003. He was President and Chief Executive Officer and Director of Q3DM, a life-sciences startup that raised several angel and venture capital funding rounds. Previously, he was founder and COO of Medication Delivery Devices (MDD), an alternate care infusion systems company that was acquired by Baxter Healthcare in 1996. Mr. McWilliams served as a VP of Research and Development at Baxter Healthcare for three years following the sale of MDD. Prior to MDD, he served as Product Development Manager at the founding of Block Medical where he was responsible for bringing the company’s first two FDA approved products rapidly to market. Block was sold to Hillenbrand Industries in 1991. He previously worked for Hughes Aircraft, Vacuum General and Martin Marietta. He earned his MSME from the Massachusetts Institute of Technology, his BSME from Northeastern University and holds eight utility patents.

Rand P. Mulford, Director since 2004, Age 62, Most recently, Mr. Mulford served as E.V.P. for Strategy with Forest Capital, with a majority of his time allocated to assisting one of its subsidiaries, Telos Pharmaceuticals, in corporate development and financing. For the previous two years, He was part of the senior management team of a small investment banking firm that specialized in funding early stage companies and technology-based spinouts using private placements. He has worked directly with four portfolio companies. Mr. Mulford was asked to identify critical issues and develop business strategy, serve on three of the Boards of Directors, assume a direct managerial role in two of the companies, and negotiate the successful sale of one of the companies. His corporate experience includes: Group V.P. of planning and control for a petrochemical company; head of corporate planning at Merck; C.F.O. of a human tissue company; C.O.O. of a drug discovery company and president of its subsidiary, a research chemical company; C.O.O. of a diagnostics company; Chairman of the Board of a medical device company; and head of the corporate development at a bio-pharmaceutical company. Mr. Mulford started his business career with the consulting firm of McKinsey & Co. in the Chicago office. During an eight-year period, he served about twenty clients working on a variety of issues primarily related to strategy and organization. Mr. Mulford obtained his bachelors degree in engineering with honors from Princeton University in 1965. For the next five years he served as a naval officer in the nuclear submarine program. Subsequently, he earned a M.B.A. with high distinction at Harvard Business School.

Chester E. Sievert, Jr., Director since 2004, Age 54, is currently President of Advanced Photodynamic Technologies. He joined SpectraScience as a consultant in June 1996 and has held various executive positions since November 1996. Mr. Sievert served as Chairman of the Board beginning in June 1999. He served as President from March 1998, and Chief Executive Officer from January 1999 until December 2001. He then became Executive Vice President of Technology and Chairman of the Board. Prior to joining SpectraScience, Mr. Sievert was a founder and President at two medical product companies; ReTech, Inc. from 1980 to 1986; and FlexMedics Corporation from 1986 to 1995. Both Companies were sold respectively to American Endoscopy, Inc. and Phillips Plastics Corporation. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and International patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities of SpectraScience with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, based upon a review of the copies of such reports furnished to us, no other reports were required during the year ended December 31, 2005 and all Section 16(a) filing requirements applicable to our Officers, Directors, and 10% stockholders were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation

Compensation awarded, paid to, or earned in the years ended December 31, 2005, 2004 and 2003 by the person serving as the Company’s Chief Executive Officer (the “Named Executive Officer”) as of December 31, 2005 is shown in the following table. No other executive officer serving as of December 31, 2005 had salary or bonus compensation exceeding $100,000.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Long Term Compensation Securities Underlying Option/s SARs	All Other Compen-sation

JIM HITCHIN	2005	$48,000	$0	$0	N/A	None
President, Chief Executive Officer,	2004	$19,385	$0	$0	N/A	None
Chief Financial Officer and Corporate Secretary	2003	0	$0	$0	N/A	None

*
Mr. Hitchin became involved in researching the Company in January 2004 with the interest of developing a plan of reorganization. He did not become an officer and director until August 2004.  The Company had no directors, officers or employees from September 13, 2002 until August 2, 2004.

Option and Stock Appreciation Rights

There were no grants of stock options or stock appreciation rights made to the named executive officer during the years ended December 31, 2005 and 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

Since the emergence of the Company from bankruptcy, no named executive officer has received a stock option.

Remuneration of Members of the Board of Directors

Directors’ Fees. The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Should a director be required to expend an extraordinary amount of time performing a Company task, he/she would be compensated at a rate of $100/hour. No such payments were made in 2005 or 2004.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan, non-employee directors McWilliams, Mulford and Sievert were granted non-qualified stock options to purchase 400,000, 400,000 and 300,000 shares of common stock, respectively, on July 26, 2004 at $0.15 per share. The exercise prices of the options was based on the prevailing market price (defined as the closing price) of the common stock on the date of grant.

The options granted to employee and non-employee directors under the Amended 2001 Stock Option Plan expire ten years from the date of grant (subject to earlier termination in the event of death), are not transferable (except by will or the laws of descent and distribution), and become exercisable in three equal annual installments commencing on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Recent Sales of Unregistered Securities

The Company issued common stock during the third quarter of 2005 without registration under the Securities Act in connection with a restricted private placement of securities under Regulation S as described in the following table. Funds from this placement have not been received as of the date we filed this report.

2006 Possible Sale of Common Stock (Note: These securities have been delivered but payment has not been received as of the filing of this report)

No. of Shares	8,901,242
Type of purchasers	Accredited Investors (1)
Price/Share	$0.67
Aggregate Cash Proceeds	$5,963,832
Exemption from Registration	Regulation S of the Securities Act

The gross proceeds of this offering is expected to be $5,963,832, but the funds have not been received as of the date we filed this report. The Company has agreed to register these shares with the SEC in 2006, however there is an agreement that no shares will be sold for at least one year.

2004 Sale of Common Stock

	Private Placement	Chapter 11 Plan
No. of Shares	4,378,333	29,710,766 (2)
Type of purchasers	Accredited Investors (1)	Participants in Rights Offering, Claimants, Plan Sponsor (2)
Price/Share	$0.12	See Note (2), below
Aggregate Cash Proceeds	$525,400	$936,116
Exemption from Registration	Sections 4(2) and 4(6) of the Securities Act and Regulation D	§1145 of the Bankruptcy Act

No agents or underwriters participated in the 2004 sale and no commission or other compensation was paid for placement of the securities.

1.	As defined in Regulation D under the Securities Act.
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

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2005 information on our equity compensation plans in effect as of that date:

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,978,500	$0.28	3,632,614
Equity compensation plans not approved by security holders	0	0	N/A
Totals	1,978,500	$0.28	3,632,614

(1)	Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Option Plan") provides for the grant of incentive stock options (ISOs") to our employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The Option plan expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company totaling 5,635,839 at December 31, 2004. At December 31, 2005, we had granted 1,978,500 options under the Plan, with 3,632,614 available for future issuance.

The Company’s Option Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

Principal and Management Shareholders

The following tables set forth certain information regarding the beneficial ownership of SpectraScience common stock as of March 22, 2006, by: (a) each director of SpectraScience (as of March 22, 2006; (b) each named executive officer of SpectraScience; (c) each person or entity known by us to own beneficially more than five percent of the Common Stock; and (d) all the directors and executive officers of SpectraScience (as of March 22, 2006) as a group.

Name and Address 11568-11 Sorrento Valley Rd., San Diego, CA 92014 for all parties	Amount of Beneficial Ownership	Percent Ownership
Jim Hitchin	9,192,149	19.8%
Mark D. McWilliams	474,999(1)	1.0%
Rand P, Mulford	606,666(2)	1.3%
Chester E. Sievert	800,000(3)	1.7%
All Officers & Directors	11,073,814	23.8%

1.	Includes 266,666 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.
2.	Includes 266,666 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.
3.	Includes 200,000 shares which may be acquired upon exercise of warrants/options which are currently exercisable or which become exercisable within 60 days following the date of this report.

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

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

Exhibits Required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
10.27	Amended SpectraScience Inc, 2001 Stock Plan (1)
10.28	Form of Directors’ Option Agreement (2)
14	Code of Ethics
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K, filed on August 6, 2004.
(2)	Incorporated by reference to the Company’s Report on form 10-KSB for the fiscal year ended December 31, 2004, filed on July 5, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The previous Auditors billed $6,518 in 2002 and were subsequently paid $5,866 by the Trustee on September 24, 2004. The fee for the audits of December 31, 2002, 2003 and 2004 were performed concurrently in 2004 and were $80,000. The fee for the 2005 audit is estimated to be $45,000.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2005 and 2004.

Tax Fees. The tax-related fees for the years ended December 31, 2004, 2003 and 2002 were $15,500. The fee for the 2005 audit is estimated to be $4,000.

All Other Fees. There were no other fees for the years ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRASCIENCE, INC. (Registrant)

Date: March 31, 2006	By:	/s/ James Hitchin

Name: James Hitchin Title: President, Secretary, Chief Financial Officer and Chief Executive Officer

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