Form 10QSB
period 2006-03-31
SPECTRASCIENCE INC
filed 2006-05-12
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on May 12, 2006 was 37,600,762.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SpectraScience, Inc.
(Development Stage Enterprise)

PART I    FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

SpectraScience, Inc.
(Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$266,271	$441,025
Inventories	139,343	140,072
Prepaid expenses and other current assets	30,330	42,310
Total current assets	435,944	623,407

Fixed assets, net	3,998	6,397
Patents, net	257,629	262,626
TOTAL ASSETS	$697,571	$892,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,314	$17,498
Accrued compensation and taxes	14,568	15,205
Total liabilities	67,882	32,703

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—37,600,762 shares at March 31, 2006 (37,572,262 shares at December 31, 2005)	376,008	375,723
Additional paid-in capital	1,866,936	1,822,123
Deferred compensation	-	(48,140)
Deficit accumulated during the development stage	(1,613,255)	(1,289,979)
TOTAL STOCKHOLDERS’ EQUITY	629,689	859,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,571	$892,430

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to
	2006	2005	March 31, 2006
Gross revenue	$--	$--	$--
Operating expenses:
Research and development	36,900	9,751	90,022
General and administrative	289,596	191,796	1,553,439
Total operating expenses	326,496	201,547	1,643,461

Operating loss	(326,496)	(201,547)	(1,643,461)

Other income, net	3,220	1,027	30,206

Net loss	$(323,276)	$(200,520)	$(1,613,255)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	37,596,012	37,550,762

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to
	2006	2005	March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(323,276)	$(200,520)	$(1,613,255)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,396	7,230	47,564
Amortization of deferred compensation	19,779	19,778	208,220
Amortization of options issued to consultants	69,184	5,224	170,868
Gain on disposal of fixed assets			(9,139)
Writeoff of obsolete inventories		3,948	9,097
Changes in operating assets and liabilities:
Inventories	729		729
Prepaid expenses and other current assets	11,980	17,547	(6,580)
Accounts payable	35,816	9,169	(6,388)
Accrued compensation and taxes	(637)	1,430	(17,525)
Net cash used in operating activities	(179,029)	(136,194)	(1,216,409)

INVESTING ACTIVITIES: Proceeds from the sale of fixed assets	-	-	13,190

FINANCING ACTIVITIES: Proceeds from issuance of common stock	-	-	20,000
Proceeds from exercise of stock options	4,275	-	7,500
Net cash provided by financing activities	4,275	-	27,500
Net decrease in cash and cash equivalents	(174,754)	(136,194)	(1,175,719)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	441,025	1,132,505	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,271	$996,311	$266,271
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock			$565,000
Issuance of common stock in settlement of bankruptcy debt			$60,000
Fresh start adjustment to fixed assets and patents			$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
March 31, 2006

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

The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy reorganization in 2002, the Company primarily focused on developing the WavSTAT™ Optical Biopsy System (“WavSTAT™ System”). The WavSTAT™ System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to physically remove tissue from the body. We are currently in a clinical study at three institutions to determine if we can expand our indications for use to include detection of pre-esophageal cancer. We are currently FDA approved for pre-colon cancer detection.

Basis of Presentation

The accompanying unaudited condensed financial statements of SpectraScience, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through March 31, 2006, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. During the first quarter of 2006, the Company did not receive the proceeds of an earlier Regulation S placement of its shares. As a result, the Company had working capital of $368,062 and cash and cash equivalents of $266,271 at March 31, 2006. The Company expects to complete its Regulation S restricted placement of common stock with a consortium of European banks in the second quarter of 2006. However, if we do not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if the proceeds from the 2006 private placement arrive in the second quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

2.	Summary of Significant Accounting Policies

The Company adopted fresh-start reporting as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

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

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company’s first quarter 2006 results of operations reflects a portion of share-based awards earned during the three months ended March 31, 2006 for previously granted stock options. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the three months ended March 31, 2006, stock-based compensation approximated $89,000. Stock-based compensation expense was included in general and administrative expenses in the statement of operations for the first three months of fiscal 2006. We previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly we believe SFAS 123(R) will not have a material impact on our financial statements.

As of March 31, 2006, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan shall equal 15% of the outstanding shares of the Company totaling 5,640,114 at March 31, 2006. At March 31, 2006, the Company had outstanding 1,950,000 options under the Option Plan representing approximately 5.2% of the outstanding shares (1,208,333 of which were exercisable), with 3,640,114 available for future issuance. Awards under the Company’s Option Plan vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following assumptions in each of the past two years:

	2005	2004
Expected life	5 years	5 years
Risk-free interest rate	4.25%	3.89%
Expected volatility	219%	141%
Expected dividend yield	0%	0%

In addition to the above, we estimated the forfeitures under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected life used in the calculation was selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rate is the 5-year U.S. Treasury rate as published at the time of making the calculations.

Volatility is a calculation based on the Company’s stock price since the beginning of the Successor Company. If the volatility calculation had been higher, the expense for stock-based compensation would not have changed materially. A much lower volatility calculation would materially affect the expenses for stock-based compensation. Management tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in our area of interest, the current stage of the Company considering it has only recently emerged from bankruptcy and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

A summary of option activity under the Option Plan as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,978,500	$0.27
Granted	-	-
Exercised	(28,500)	0.15
Forfeited or expired	-	-
Outstanding at March 31, 2006	1,950,000	$0.27	8.51	$2,496
Exercisable at March 31, 2006	1,208,333	$0.24	8.51	$1,586

No options were granted during the three months ended March 31, 2006 or 2005. The total intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005 was $48,175 and $0, respectively. At March 31, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $28,361 which is expected to be recognized over the next two quarters.

We registered the shares in our Option Plan with the SEC on September 9, 2005 with a registration statement on Form S-8

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$60,188	$60,917
Work in process	-	-
Finished goods	79,155	79,155
Totals	$139,343	$140,072

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for all periods presented, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2006 are options to purchase 1,950,000 shares of common stock. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2005 are options to purchase 1,775,000 shares of common stock.

3.	Subsequent Events

In October 2005, the Company accepted a proposal from a consortium of European banks to sell them approximately 9,000,000 shares of the Company’s common stock discounted 33% from the listed quoted price on the acceptance date (approximately $6,000,000), in reliance upon Regulation S under the Securities Act of 1933. On October 20, 2005, shares of the Company’s common stock were transferred to an escrow account awaiting completion of the transaction. As of the date this report was filed, the funds had not been received. Funding is expected in the second quarter of 2006.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-KSB covering the year ended December 31, 2005.

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

In addition, we may (if funding permits) seek to heighten market acceptance of our colon cancer detection technology by demonstrating to managed care organizations that using our optical biopsy technique is faster, more accurate and less expensive than the current technique of removing all suspicious polyps.

During the first quarter of 2006, the Company did not receive the proceeds of an earlier Regulation S placement of its shares and as a result, the Company had working capital of $368,062 and cash and cash equivalents of $266,271 at March 31, 2006. The Company has not completed a Regulation S restricted placement of its common stock with a consortium of European banks, but expects to do so in the second quarter of 2006. However, if we do not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if the proceeds from the 2006 private placement arrive in the second quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

Results of Operations

The Company adopted fresh-start reporting as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement Of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

The Company had no revenue for the three months ended March 31, 2006 and 2005.

Overall research and development expenses for the three months ended March 31, 2006 and 2005 were $36,900 and $9,751, respectively. Research and development expenses related specifically to new product and application development while conducting a clinical trial.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $289,596 and $191,796, respectively. The increase for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to stock option expense, professional fees and insurance required to re-start the Company.

Other income, net for the three months ended March 31, 2006 and 2005 was $3,220 and $1,027, respectively. The increase was primarily from interest income in 2006 compared to interest income offset by a write off of inventory in 2005.

As a result of the above, the net loss for the three months ended March 31, 2006 and 2005 was $323,276 and $200,520, respectively. The increase in losses was primarily due to general and administrative expenses to re-start the Company. The net loss per share for the three months ended March 31, 2006 and 2005 was $0.01 in each period.

Liquidity and Capital Resources

In October 2005, the Company accepted a proposal from a consortium of European banks to sell them approximately 9,000,000 shares of the Company’s common stock discounted 33% from the listed quoted price on the acceptance date (approximately $6,000,000), in reliance upon Regulation S under the Securities Act of 1933. On October 20, 2005, shares of the Company’s common stock were transferred to an escrow account awaiting completion of the transaction. As of the date this report was filed, the funds had not been received. Funding is expected in the second quarter of 2006.

On March 31, 2006, the Company had cash of $266,271 compared to $441,025 at December 31, 2005 representing a decrease of $174,754. The cash decreased principally due to salaries, professional fees and payments associated with conducting a clinical trial. The Company has incurred losses and negative cash flows from operating activities from its inception. As of the date this report was filed, the Company had not secured additional funding in order to continue and complete its clinical trial to determine if the Company’s WavSTAT™ can be used to detect Barrett’s esophagus. Funding for this activity is expected in the second quarter of 2006. There have been no capital equipment expenditures and none are foreseen.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This included a thorough investigation of accounting controls and presentation. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company’s management to material information relating to the Company and required to be included in its periodic SEC filings.
.
Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2006 which has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-QSB

March 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

May 11, 2006
Date	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)