Form 10QSB
period 2006-06-30
SPECTRASCIENCE INC
filed 2006-08-11
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedJune 30, 2006

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to ______

Commission file number 0-13092

SPECTRASCIENCE, Inc.
(Development Stage Enterprise)
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
YES X        NO __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES X       NO__

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on
August 14, 2006 was 38,350,087.

Transitional Small Business Disclosure Format (Check one): Yes __     No X

SpectraScience, Inc.
(Development Stage Enterprise)

PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements (Unaudited)
SpectraScience, Inc.
(Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$537,512	$441,025
Inventories	127,925	140,072
Prepaid expenses and other current assets	16,964	42,310
Total current assets	682,401	623,407
Fixed assets, net	1,599	6,397
Patents, net	252,773	262,626
TOTAL ASSETS	$936,773	$892,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,801	$17,498
Accrued compensation and taxes	15,090	15,205
Accrued expenses	1,052	-
Total liabilities	32,943	32,703
STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—38,350,087 shares at June 30, 2006 (37,572,262 shares at December 31, 2005)	383,501	375,723
Additional paid-in capital	2,388,703	1,822,123
Deferred compensation	-	(48,140)
Deficit accumulated during the development stage	(1,868,374)	(1,289,979)
TOTAL STOCKHOLDERS’ EQUITY	903,830	859,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$936,773	$892,430

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to June 30,
	2006	2005	2006	2005	2006

Gross revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	67,690	9,106	104,590	18,857	157,712
General and administrative	189,431	309,156	479,027	500,953	1,742,870
Total operating expenses	257,121	318,262	583,617	519,810	1,900,582
Operating loss	(257,121)	(318,262)	(583,617)	(519,810)	(1,900,582)
Other income, net	2,002	10,522	5,222	11,550	32,208
Net loss	$(255,119)	$(307,740)	$(578,395)	$(508,260)	$(1,868,374)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding	37,725,650	37,550,762	37,660,831	37,550,762

See accompanying notes to unaudited condensed financial statements.
.

SpectraScience, Inc.
(Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Ended June 30,		August 2, 2004 (Inception of Successor Company) to
	2006	2005	June 30, 2006
OPERATING ACTIVITIES:
Net loss	$(578,395)	$(508,260)	$(1,868,374)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	14,651	14,459	54,818
Amortization of options issued to employees	39,558	76,127	227,999
Amortization of options issued to consultants	76,617	45,217	178,301
Gain on disposal of fixed assets		(4,961)	(9,139)
Write-off of obsolete inventories		4,513	9,097
Changes in operating assets and liabilities:
Inventories	12,147	(203)	12,148
Prepaid expenses and other current assets	25,346	34,976	6,786
Accounts payable	(697)	4,660	(42,901)
Accrued compensation, taxes and expenses	937	3,809	(15,951)
Net cash used in operating activities	(409,836)	(329,663)	(1,447,216)

INVESTING ACTIVITIES - proceeds from the sale of fixed assets			13,190

FINANCING ACTIVITIES: Proceeds from issuance of common stock	502,048		522,048
Proceeds from exercise of stock options	4,275		7,500
Net cash provided by financing activities	506,323	-	529,548

Net increase (decrease) in cash and cash equivalents	96,487	(329,663)	(904,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	441,025	1,132,505	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$537,512	$802,842	$537,512
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock			$565,000
Issuance of common stock in settlement of bankruptcy debt			$60,000
Fresh start adjustment to fixed assets and patents			$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
June 30, 2006

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

The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy reorganization in 2002, the Company primarily focused on developing the WavSTAT™ Optical Biopsy System (“WavSTAT™ System”). The WavSTAT™ System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body. We are currently in a clinical study at three institutions to determine if we can expand our indications for use to include detection of pre-esophageal cancer. We are currently FDA approved for colon cancer detection.

Basis of Presentation

The accompanying unaudited condensed financial statements of SpectraScience, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through June 30, 2006, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. During the second quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares. As a result, the Company made a Regulation D offering of 749,325 common shares netting $502,048. No commissions or fees were paid. This resulted in the Company having working capital of $649,458 and cash and cash equivalents of $537,512 at June 30, 2006. The Company expects to complete its Regulation S restricted placement of common stock in the third quarter of 2006. However, if we do not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if the proceeds from the 2006 private placement arrive in the third quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. Management has a plan for alternative funding, but there is no guarantee that this plan can be successfully executed. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R) ”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company’s 2006 results of operations reflects a portion of share-based awards earned during the six months ended June 30, 2006 for previously granted stock options. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the six months ended June 30, 2006, stock-based compensation approximated $116,000. Stock-based compensation expense was included in general and administrative expenses in the statement of operations for the first six months of fiscal 2006. We previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, we believe SFAS 123(R) has not had a material impact on our financial statements.

As of June 30, 2006, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 5,752,513 reserved at June 30, 2006. At June 30, 2006, the Company had outstanding 2,350,000 options under the Option Plan representing approximately 6.1% of the outstanding shares (1,350,001 of which were exercisable), with 3,352,513 available for future issuance. Awards under the Company’s Option Plan vest over three years.

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

	2006	2005
Expected life	5 years	5 years
Risk-free interest rate	5.13%	4.25%
Expected volatility	220%	219%
Expected dividend yield	0%	0%

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

A summary of option activity under the Option Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,978,500	$0.27
Granted	400,000	1.09
Exercised	(28,500)	0.15
Forfeited or expired	-	-
Outstanding at June 30, 2006	2,350,000	$0.41	8.73	$1,864
Exercisable at June 30, 2006	1,350,001	$0.33	8.73	$1,181

On June 15, 2006, the Company elected Stanley J. Pappelbaum, M.D. to its Board of Directors. Upon election, Dr. Pappelbaum was granted a ten year option to purchase 400,000 shares of the Company’s common stock at $1.09 per share, which was the closing price on the day of grant. The estimated value of these options is approximately $474,000.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $48,175 and $0, respectively. At June 30, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $476,433, which is expected to be recognized over the next three years.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$48,770	$60,917
Work in process	-	-
Finished goods	79,155	79,155
Totals	$127,925	$140,072

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three and six months ended June 30, 2006 and 2005, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and six months ended June 30, 2006 are options to purchase 2,350,000 shares of common stock. For the three and six months ended June 30, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are options to purchase 2,250,000 shares of common stock.

Stockholders’ Equity

In June 2006, the Company issued 749,325 common shares in a Regulation D offering adding $502,048 to stockholders’ equity. During the first quarter of 2006, an employee exercised options for 28,500 shares with an exercise price aggregating $4,275. Additional paid-in capital has also increased by recording the compensation arising from the amortization of the value of options issued to employees and consultants over the term of the respective contracts.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavStat’ Optical Biopsy System (“WavStat’”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at three institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

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

During the second quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares but did complete a Regulation D offering of 749,325 common shares with net proceeds of $502,048. As a result, the Company had working capital of $649,458 and cash and cash equivalents of $537,512 at June 30, 2006. Subsequently, the Company completed the Regulation S restricted placement of common stock with a consortium of European banks in the third quarter of 2006. This resulted in gross proceeds of $5,963,832 in exchange for 8,901,242 shares of common stock. The Company paid a fee of $536,744 to a third party for advice in raising these funds resulting in net proceeds to the Company of $5,427,088. The Company believes that these proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

Results of Operations

The Company adopted fresh-start reporting as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

For the Three Months ended June 30, 2006 and 2005

The Company had no revenue for the three months ended June 30, 2006 and 2005.

Overall research and development expenses for the three months ended June 30, 2006 and 2005 were $67,690 and $9,106, respectively. Research and development expenses related specifically to new product and application development while conducting a clinical trial.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $189,431 and $309,156, respectively. The decrease for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to a decrease in stock option expense and audit fees.

Other income, net for the three months ended June 30, 2006 and 2005 was $2,002 and $10,522, respectively. The decrease was primarily from decreasing interest income due to lower cash balances during the quarter ended June 30, 2006.

As a result of the above, the net loss for the three months ended June 30, 2006 and 2005 was $255,119 and $307,740, respectively. The decrease in losses was primarily due to a decrease in general and administrative expenses relating to stock option expense. The net loss per share for the three months ended June 30, 2006 and 2005 was $0.01 in each period.

For the Six Months ended June 30, 2006 and 2005

The Company had no revenue for the six months ended June 30, 2006 and 2005.

Overall research and development expenses for the six months ended June 30, 2006 and 2005 were $104,590 and $18,857, respectively. Increased research and development expenses related specifically to new product and application development in a clinical trial.

General and administrative expenses for the six months ended June 30, 2006 and 2005 were $479,027 and $500,953, respectively. The decrease for the six months ended June 30, 2006 compared to June 30, 2005 was primarily due to higher professional fees in 2005.

Other income, net for the six months ended June 30, 2006 and 2005 was $5,222 and $11,550, respectively. The decrease was primarily from decreasing interest income due to lower cash balances during the six months ended June 30, 2006.

As a result of the above, the net loss for the six months ended June 30, 2006 and 2005 was $578,395 and $508,260, respectively. The increase in losses was primarily due to an increase in research and development expense related specifically to new product and application development in a clinical trial. The net loss per share for the six months ended June 30, 2006 and 2005 was $0.02 and $0.01, respectively.

Liquidity and Capital Resources

In October 2005, the Company accepted a proposal from a consortium of European banks to sell them approximately 9,000,000 shares of the Company’s common stock discounted 33% from the listed quoted price on the acceptance date (approximately $6,000,000), in reliance upon Regulation S under the Securities Act of 1933. On October 20, 2005, shares of the Company’s common stock were transferred to an escrow account awaiting completion of the transaction. As of the date this report was filed, the funds for these shares had not been received. The Company believes that these proceeds will arrive in the third quarter of 2006 and will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, if these funds are not received in a timely manner, there could be a question of the Company remaining as a going concern. Management has a plan for alternative funding, but there is no guarantee that this plan can be successfully executed. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

On June 30, 2006, the Company had cash of $537,512 compared to $266,271 at March 31, 2006 representing an increase of $271,241. The cash increased principally due to the Regulation D private placement in the second quarter of 2006. There have been no capital equipment expenditures and none are foreseen.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2006, which have materially affected or are reasonably likely to materially affect such controls.

PART II OTHER INFORMATION

Item 1.               Legal Proceedings
None

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds
The Company made a Rule 506 Regulation D offering of 749,325 common shares at $0.67 per share to accredited investors, netting $502,048. No commissions or fees were paid.

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

June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

/s/ James Hitchin
August 11, 2006	JAMES HITCHIN
Date	President, Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer, and principal accounting officer)