Form 10QSB/A
period 2006-06-30
SPECTRASCIENCE INC
filed 2006-08-16
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Explanatory Note

This amendment is filed to correct a typographical error in the last paragraph of the Plan of Operation in Part I, Item 2 of this Report (page 14 of this document) to indicate that the proceeds of a Regulation S offering were not received during the quarter ended June 30, 2006. The Report as originally filed erroneously indicated that said proceeds has been received. The error was inconsistent with statements elsewhere in the Report indicating that the proceeds were not received. This amended Report restates the entire last paragraph of the Plan of Operation.

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

During the second quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares but did complete a Regulation D offering of 749,325 common shares with net proceeds of $502,048. As a result, the Company had working capital of $649,458 and cash and cash equivalents of $537,512 at June 30, 2006. The Company has not completed a Regulation S restricted placement of its common stock with a consortium of European banks, but expects to do so in the third quarter of 2006. However, if we do not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if the proceeds from the 2006 private placement arrive in the third quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

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

SpectraScience, Inc.
FORM 10-QSB

June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

August 15, 2006	/s/ James Hitchin
Date	James Hitchin
President, Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer, and principal accounting officer)