Form 10QSB
period 2006-09-30
SPECTRASCIENCE INC
filed 2006-11-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES ☒  NO ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on November 14, 2006 was 38,360,087.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SpectraScience, Inc.
(A Development Stage Enterprise)

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$360,815	$441,025
Inventories	127,925	140,072
Prepaid expenses and other current assets	54,295	42,310
Total current assets	543,035	623,407

Fixed assets, net	—	6,397
Patents, net	247,917	262,626

TOTAL ASSETS	$790,952	$892,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,892	$17,498
Accrued compensation and taxes	16,847	15,205
Accrued expenses	1,000	—
Total liabilities	55,739	32,703

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—38,360,087 shares at September 30, 2006 (37,572,262 shares at December 31, 2005)	383,601	375,723
Additional paid-in capital	2,550,232	1,822,123
Deferred compensation	—	(48,140)
Deficit accumulated during the development stage	(2,198,620)	(1,289,979)
TOTAL STOCKHOLDERS’ EQUITY	735,213	859,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$790,952	$892,430

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		August 2, 2004 (Inception of Successor Company) to
	2006	2005 Restated	2006	2005 Restated	September 30, 2006

Gross revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	93,725	58,058	309,274	181,111	578,549
General and administrative	241,514	97,448	609,582	494,204	1,657,272
Total operating expenses	335,239	155,506	918,856	675,315	2,235,821
Operating loss	(335,239)	(155,506)	(918,856)	(675,315)	(2,235,821)
Other income, net	4,994	6,074	10,215	17,623	37,201
Net loss	$(330,245)	$(149,432)	$(908,641)	$(657,692)	$ (2,198,620)
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding	38,351,754	37,550,762	37,891,138	37,550,762

See accompanying notes to unaudited condensed financial statements.

.
SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		August 2, 2004 (Inception of Successor Company) to September 30,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(908,641)	$(657,692)	$(2,198,620)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,106	21,689	61,273
Stock-based compensation employees	245,786	59,335	434,227
Stock-based compensation consultants	30,518	52,991	132,202
Gain on disposal of fixed assets			(9,139)
Write-off of obsolete inventories		2,754	9,097
Changes in operating assets and liabilities:
Inventories	12,147	(204)	12,148
Prepaid expenses and other current assets	(11,985)	14,260	(30,545)
Accounts payable	20,394	(11,945)	(21,810)
Accrued compensation, taxes and expenses	2,642	3,810	(14,246)
Net cash used in operating activities	(588,033)	(515,002)	(1,625,413)

INVESTING ACTIVITIES:
Acquisition of property and equipment
Proceeds from the sale of assets			13,190
Net cash provided by investing activities		-	13,190

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	502,048		522,048
Proceeds from exercise of stock options	5,775		9,000
Net cash provided by financing activities	507,823	-	531,048

Net decrease in cash and cash equivalents	(80,210)	(515,002)	(1,081,175)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	441,025	1,132,505	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$360,815	$617,503	$360,815
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock			$565,000
Issuance of common stock in settlement of bankruptcy debt			$60,000
Fresh start adjustment to fixed assets and patents			$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
September 30, 2006

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

The Company was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. From 1996 until filing for bankruptcy reorganization in 2002, the Company primarily focused on developing the WavSTAT™ Optical Biopsy System (“WavSTAT™ System”). The WavSTAT™ System is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body. The WavSTAT™ System is currently in a clinical study at three institutions to determine if the Company can expand the indications for use to include detection of pre-esophageal cancer. The WavSTAT™ System is currently FDA approved for colon cancer detection.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through September 30, 2006, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. The Company has working capital of $487,296 and cash and cash equivalents of $360,815 at September 30, 2006. During the third quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares. As a result, the Company requested the return of its shares from a consortium of European banks headed by Mercatus & Partners Limited. At the same time, the Company signed an agreement with Glocap Funding, LLC to assist it in raising additional funds. The Company expects to complete funding in the fourth quarter of 2006. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the fourth quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations for at least 12 months. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R) ”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company’s 2006 results of operations reflects a portion of share-based awards earned during the nine months ended September 30, 2006 for previously granted stock options. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the nine months ended September 30, 2006, stock-based compensation was approximately $276,000. Stock-based compensation expense was included in both research and development and general and administrative expenses in the statement of operations for the first nine months of fiscal 2006. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the Company’s financial statements.

As of September 30, 2006, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 5,754,013 reserved at September 30, 2006. At September 30, 2006, the Company had outstanding 2,340,000 options under the Option Plan representing approximately 6.1% of the outstanding shares (1,840,000 of which were exercisable), with 3,354,013 available for future issuance. Awards under the Company’s Option Plan vest over three years.

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

	2006	2005
Expected life	5 years	5 years
Risk-free interest rate	4.5%	4.25%
Expected volatility	224%	219%
Expected dividend yield	0%	0%

In addition to the above, management estimated the forfeitures under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected life used in the calculation was selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rate is the 5-year U.S. Treasury rate as published at the time of making the calculations.

Volatility is a calculation based on the Company’s stock price since the beginning of the Successor Company. If the volatility calculation had been higher, the expense for stock-based compensation would not have changed materially. A much lower volatility calculation would materially reduce the expenses for stock-based compensation. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in our area of interest, the current stage of the Company considering it has only recently emerged from bankruptcy and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

A summary of option activity under the Option Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,978,500	$0.27
Granted	400,000	1.09
Exercised	(38,500)	0.15
Forfeited or expired	-	-
Outstanding at September 30, 2006	2,340,000	$0.42	8.31	$781
Exercisable at September 30, 2006	1,840,000	$0.28	8.06	$867

On June 15, 2006, the Company elected Stanley J. Pappelbaum, M.D. to its Board of Directors. Upon election, Dr. Pappelbaum was granted a ten year option to purchase 400,000 shares of the Company’s common stock at $1.09 per share, which was the closing price on the day of grant. The estimated value of these options is approximately $474,000.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $54,841 and $0, respectively. At September 30, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $276,703, which is expected to be recognized over the next two years.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$48,770	$60,917
Work in process	-	-
Finished goods	79,155	79,155
Totals	$127,925	$140,072

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three and nine months ended September 30, 2006 and 2005, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and nine months ended September 30, 2006 are options to purchase 2,340,000 shares of common stock. For the three and nine months ended September 30, 2005, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are options to purchase 1,800,000 shares of common stock.

Reclassification/Restatement

In 2006, we have reclassified payroll and stock-based compensation costs in the statement of operations for the period from August 2, 2004 to June 30, 2006. The change in reporting implemented during 2006 is the direct result of a reclassification of payroll and stock-based compensation costs previously recorded in General and Administrative expense to Research and Development expense. Reclassifications were based on our estimate of time spent by employees on research and development rather than general and administrative activities.

	As previously reported in the 2005 10-KSB	After reclassification	As previously reported in the 2005 10-KSB	After reclassification
	5 months ended December 31, 2004	5 months ended December 31, 2004	2005	2005

Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	-	79,892	53,122	250,883
General and administrative	388,886	308,994	874,957	677,196
Total operating expenses	388,886	388,886	928,079	928,079
Operating loss	(388,886)	(388,886)	(928,079)	(928,079)
Other income, net	11,195	11,195	15,791	15,791
Net loss	$(377,691)	$(377,691)	$(912,288)	$(912,288)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding	32,313,705	32,313,705	37,553,366	37,553,366

	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification
	Quarter ended March 31, 2005	Quarter ended March 31, 2005	Quarter ended June 30, 2005	Quarter ended June 30, 2005	6 Months ended June 30, 2005	6 Months ended June 30, 2005
Gross revenue	$-	$-	$-	$-	$-	$-
Operating expenses:
Research and development	36,900	97,218	67,690	118,330	104,590	215,548
General and administrative	289,596	229,278	189,431	138,791	479,027	368,069
Total operating expenses	326,496	326,496	257,121	257,121	583,617	583,617
Operating loss	(326,496)	(326,496)	(257,121)	(257,121)	(583,617)	(583,617)
Other income, net	3,220	3,220	2,002	2,002	5,222	5,222
Net loss	$(323,276)	$(323,276)	$(255,119)	$(255,119)	$(578,395)	$(578,395)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Common Shares outstanding	37,596,012	37,596,012	37,725,650	37,725,650	37,660,831	37,660,831

	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification

	Quarter ended September 30, 2005	Quarter ended September 30, 2005	9 Months ended September 30, 2005	9 Months ended September 30, 2005

Gross revenue	$-	$-	$-	$-
Operating Expenses:
Research and development	7,320	58,058	26,177	181,111
General and administrative	148,186	97,448	649,138	494,204
Total operating expenses	155,506	155,506	675,315	675,315
Operating loss	(155,506)	(155,506)	(675,315)	(675,315)
Other income, net	6,074	6,074	17,623	17,623
Net loss	$(149,432)	$(149,432)	$(657,692)	$(657,692)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted Average common shares outstanding	37,550,762	37,550,762	37,550,762	37,550,762

3. Stockholders’ Equity

In June 2006, the Company issued 749,325 common shares in a Regulation D offering adding $502,048 to stockholders’ equity. During the nine months ended September 30, 2006, an employee exercised options for 38,500 shares with an exercise price aggregating $5,775. Additional paid-in capital has also increased by recording the compensation arising from the amortization of the value of options issued to employees and consultants over the term of the respective contracts.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTATTM Optical Biopsy System (“WavSTATTM”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at three institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site shall not be deemed to be a part of this Report.

Plan of Operation

We are a development stage medical device company that has not yet engaged in significant commercial activities. During 2007 we intend to complete a clinical trial with our WavSTAT™ system for the detection of Barrett’s syndrome, thought to be a pre-cancerous condition of the esophagus. The progression toward esophageal cancer begins with several pre-cancerous stages. It is critical for the physician to be able to identify these various stages of the disease in order to deliver the most appropriate treatment. As with all cancers, early and accurate detection results in less invasive, more cost effective treatments with a greater chance for long term patient survival.

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

If the results of our clinical trial are successful, we will apply for FDA approval (by supplement to our existing approval for colon cancer detection) for use of the WavSTAT™ system in pre-esophageal cancer detection.

In addition, we may (if funding permits) seek to heighten market acceptance of our colon cancer detection technology by demonstrating to managed care organizations that using our optical biopsy technique is faster, more accurate and less expensive than the current technique of removing all suspicious polyps.

During the third quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares. As a result, the Company requested the return of its shares from a consortium of European banks headed by Mercatus & Partners Limited. At the same time, the Company signed an agreement with Glocap Funding, LLC to assist it in raising additional funds. The Company expects to complete funding in the fourth quarter of 2006. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the fourth quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital

Results of Operations

The Company adopted fresh-start reporting as of August 2, 2004 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Under fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

Reclassification/Restatement

In 2006, we have reclassified payroll and stock-based compensation costs in the statement of operations for the period from August 2, 2004 to June 30, 2006. The change in reporting implemented during 2006 is the direct result of a reclassification of payroll and stock-based compensation costs previously recorded in General and Administrative expense to Research and Development expense. Reclassifications were based on our estimate of time spent by employees on research and development rather than general and administrative activities. The tables below presents the amounts previously reported on prior filings and balances after reclassifications.

	As previously reported in the 2005 10-KSB	After reclassification	As previously reported in the 2005 10-KSB	After reclassification

	5 months ended December 31, 2004	5 months ended December 31, 2004	2005	2005

Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	-	79,892	53,122	250,883
General and administrative	388,886	308,994	874,957	677,196
Total operating expenses	388,886	388,886	928,079	928,079
Operating loss	(388,886)	(388,886)	(928,079)	(928,079)
Other income, net	11,195	11,195	15,791	15,791
Net loss	$(377,691)	$(377,691)	$(912,288)	$(912,288)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding	32,313,705	32,313,705	37,553,366	37,553,366

	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification

	Quarter ended March 31, 2005	Quarter ended March 31, 2005	Quarter ended June 30, 2005	Quarter ended June 30, 2005	6 Months ended June 30, 2005	6 Months ended June 30, 2005
Gross revenue	$-	$-	$-	$-	$-	$-
Operating expenses:
Research and development	36,900	97,218	67,690	118,330	104,590	215,548
General and administrative	289,596	229,278	189,431	138,791	479,027	368,069
Total operating expenses	326,496	326,496	257,121	257,121	583,617	583,617
Operating loss	(326,496)	(326,496)	(257,121)	(257,121)	(583,617)	(583,617)
Other income, net	3,220	3,220	2,002	2,002	5,222	5,222
Net loss	$(323,276)	$(323,276)	$(255,119)	$(255,119)	$(578,395)	$(578,395)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Common Shares outstanding	37,596,012	37,596,012	37,725,650	37,725,650	37,660,831	37,660,831

	As previously reported in the 2005 10-QSB	After reclassification	As previously reported in the 2005 10-QSB	After reclassification
	Quarter ended September 30, 2005	Quarter ended September 30, 2005	9 Months ended September 30, 2005	9 Months ended September 30, 2005
Gross revenue	$-	$-	$-	$-
Operating Expenses:
Research and development	7,320	58,058	26,177	181,111
General and administrative	148,186	97,448	649,138	494,204
Total operating expenses	155,506	155,506	675,315	675,315
Operating loss	(155,506)	(155,506)	(675,315)	(675,315)
Other income, net	6,074	6,074	17,623	17,623
Net loss	$(149,432)	$(149,432)	$(657,692)	$(657,692)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted Average common shares outstanding	37,550,762	37,550,762	37,550,762	37,550,762

For the Three Months ended September 30, 2006 and 2005

The Company had no revenue for the three months ended September 30, 2006 and 2005.

The following analysis of expenses is based on a reclassification of cost and expenses. See “Reclassification/Restatement” under Managements Discussion above.

Overall research and development expenses for the three months ended September 30, 2006 and 2005 were $93,725 and $58,058, respectively. Research and development expenses related specifically to new product and application development while conducting a clinical trial.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $241,514 and $97,448, respectively. The increase for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to stock option compensation expense related to options granted during 2006. This stock option expense for the quarter ended September 30, 2006 was $155,948.

Other income, net for the three months ended September 30, 2006 and 2005 was $4,994 and $6,074, respectively. The decrease was primarily due to inventory valuation recorded in 2005 that did not occur in 2006.

As a result of the above, the net loss for the three months ended September 30, 2006 and 2005 was $330,245 and $149,432, respectively. The increase in losses was primarily due to stock option compensation expense related to options granted during 2006. The net loss per share for the three months ended September 30, 2006 and 2005 was $0.01 and $0.00, respectively.

For the Nine Months ended September 30, 2006 and 2005

The Company had no revenue for the nine months ended September 30, 2006 and 2005.

The following analysis of expenses is based on a reclassification of cost and expenses. See “Reclassification/Restatement” under Managements Discussion above.

Overall research and development expenses for the nine months ended September 30, 2006 and 2005 were $309,274 and $181,111, respectively. Increased research and development expenses related specifically to new product and application development in a clinical trial.

General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $609,582 and $494,204, respectively. The increase for the nine months ended September 30, 2006 compared to September 30, 2005 was primarily due to stock option compensation expense related to options granted during 2006. This stock option expense for the nine months ended September 30, 2006 was $258,989.

Other income, net for the nine months ended September 30, 2006 and 2005 was $10,215 and $17,623, respectively. The decrease was primarily from decreasing interest income due to lower cash balances during the nine months ended September 30, 2006.

As a result of the above, the net loss for the nine months ended September 30, 2006 and 2005 was $908,641 and $657,692, respectively. The increase in losses was primarily due to an increase in research and development expense related specifically to new product and application development in a clinical trial. The net loss per share for the nine months ended September 30, 2006 and 2005 was $0.02 for both periods.

Liquidity and Capital Resources

During the third quarter of 2006, the Company expected, but did not receive, the proceeds of an earlier Regulation S placement of its shares. As a result, the Company requested the return of its shares from a consortium of European banks headed by Mercatus & Partners Limited. At the same time, the Company signed an agreement with Glocap Funding, LLC to assist it in raising additional funds. The Company expects to complete funding in the fourth quarter of 2006. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the fourth quarter of 2006, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast that will require us to seek additional capital

On September 30, 2006, the Company had cash of $360,815 compared to $537,512 at June 30, 2006 representing a decrease of $176,697. The cash decreased principally due to ongoing costs for a clinical trial, accounting and legal fees. There have been no capital equipment expenditures and none are foreseen.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2006, which have materially affected or are reasonably likely to materially affect such controls.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

September 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

November 14, 2006	/s/ James Hitchin
Date	JAMES HITCHIN President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)