Form 10KSB
period 2006-12-31
SPECTRASCIENCE INC
filed 2007-03-28
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2006

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
Yes☐No☒

Issuer’s revenues for each of its fiscal years ended December 31, 2006 and 2005 were: $0

As of March 23, 2007, the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 38,370,087. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,722,414 based on the last reported sale price of $1.23 on March 23, 2007. (Symbol SCIE:OB)

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documentation and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SPECTRASCIENCE, INC.
(A Development Stage Enterprise)

FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

TABLE OF CONTENTS

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

The Predecessor Company last filed a report on Form 10-KSB for the fiscal year ended December 31, 2001 (filed March 29, 2002). It filed reports on Form 10-QSB for the first two quarters of 2002. It did not file reports on Form 10-KSB for the fiscal years ended December 31, 2002 and 2003. It did not file any quarterly or other reports in 2003 or 2004, except for a report on Form 8-K filed on February 7, 2003 concerning conversion of its bankruptcy case from Chapter 7 (liquidation) to Chapter 11 (reorganization) and a report on Form 8-K filed on August 6, 2004 concerning confirmation of the Plan and related matters. The Successor Company filed a report on Form 10-KSB for the fiscal years ending December 31, 2005, 2004, 2003 and 2002 and has filed reports on Form 10-QSB for the first three quarters of 2006.

The Company has adopted “fresh-start reporting” effective August 2, 2004, given the absence of any operating activity or other significant activity for almost two years, in accordance with the guidelines of the A.I.C.P.A.’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

This report on Form 10-KSB covers the fiscal years ended December 31, 2006 and 2005, including financial statements and notes thereto for each year. In addition, this report includes financial data from the inception date (August 2, 2004) to December 31, 2006.

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

Products and Markets

Our first product, which has been approved for marketing by the US Food and Drug Administration (the “FDA”), is used during endoscopy of the colon when screening for colon cancer. We are currently in a clinical trial of a product using the same technology for detecting esophageal cancer. We believe that our core technology is a platform that can be developed for use in many areas of the human body to detect pre-cancer and cancer.

Industry Overview

COLORECTAL CANCER

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the United States ("US") with approximately 148,610 new cases of colorectal cancer diagnosed in 2006. With an estimated 55,170 deaths in 2006, colorectal cancer is the third leading cause of cancer death in the USA. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 100 million people in the US) and will increase 20% over the next ten years. Colorectal cancer statistics for the European Union are similar.

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

The American Cancer Society estimates that 14,550 new cases of esophageal cancer were diagnosed in the year 2006, with a greater than 90% mortality rate. The relatively high death rate associated with esophageal cancer typically results from a lack of diagnosis until the cancer has grown to an advanced stage. As previously described, the frequency of endoscopic surveillance for these patients increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

SpectraScience completed a clinical study in April 2002 using its WavSTAT™ System for the detection of pre-cancerous and cancerous tissue in the esophagus. This clinical trial was designed to determine the viability of using our spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT™ System for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of our preliminary evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high grade versus low grade dysplasia or non-dysplastic Barrett's esophagus. These results suggest that use of the WavSTAT™ System is feasible in detecting Barrett's esophagus at its various stages. We are adding additional patients to this study to provide sufficient information for an application to the FDA with a PMA supplement. A clinical study is in process and is expected to be completed in 2007.

WavSTAT(TM)Optical Biopsy System
______________________________

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

Product Research and Development

We intend to invest in research and development in 2007. However, for the foreseeable future, research and development activities may be performed by outside consultants.

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

The Predecessor Company submitted a pre-market approval application for market clearance of the WavSTAT(TM) Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT(TM) System, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT(TM) II System was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT(TM) III in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval, or any new applications, such as for Barrett’s esophagus developed for the WavSTAT(TM) System will be submitted as supplements to the original filing rather than as original PMA filings.

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

European Union and Other Countries

The European Union encompasses most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trial, labeling, and adverse event reporting for medical devices. The principal directive prescribing the laws and regulations pertaining to medical devices in the European Union is the Medical Devices Directive, 93/42/EEC.

Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to sell a medical device in the European Union, the product must have the CE mark. Generally, companies must also go through the ISO certification process in order to obtain the CE mark. SpectraScience received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SpectraScience must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. Our last audit was in 2002 and we will therefore have to be re-audited to remain ISO 9001 certified. There can be no assurance that we will be able to maintain ISO 9001 certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries.

In addition, other areas of the world such as Japan, Asia and South America may be targeted for regulatory compliance.

Distribution, Marketing and Customers

Our primary objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real time between healthy, and pre-cancerous or cancerous tissue. During 2007, our marketing efforts will be focused on establishing the cost-effectiveness of the WavSTAT(TM) System and its optical biopsy technology.

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

▪
Electro-Optical Sciences, Inc. (Irvington, NY-OTC:MELA) is focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. MelaFind®, features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. The data is then analyzed against its proprietary database of melanomas and benign lesions using sophisticated algorithms in order to provide information to the physician and produce a recommendation of whether the lesion should be biopsied. They are currently conducting clinical trials.

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

Patents

SpectraScience currently owns exclusive rights to a total of eight issued US patents and international patents. SpectraScience has eight issued US patents: “Optical Biopsy Forceps” (US Patent 5,762,613), “System for Diagnosing Tissue with Guidewire” (US Patent 5,601,087), “Method of Diagnosing Tissue with Guidewire” (US Patent 5,439,000), “Guidewire Catheter and Apparatus for Diagnostic Imaging” (US Patent 5,383,467), “Optical Biopsy Forceps System and Method of Diagnosing Tissue” (US Patent 6,066,102), “Optical Biopsy Forceps” (US Patent 6,129,683), “Optical Biopsy System and Methods for Tissue Diagnosis” (US Patent 6,174,291), and “Optical Forceps System and Method of Diagnosing and Treating Tissue” (US Patent 6,394,964). SpectraScience is the exclusive licensee through the Massachusetts General Hospital of US Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. The patents expire between January 2015 and May 2022. Three of the issued patents and pending patent applications are focused on types of forceps having an optical fiber and biopsy jaws which are positioned to take samples for biopsy or to remove tissue as therapy from the precise area of view of the optical fiber, and methods of tissue diagnosis using these forceps. One issued patent pertains to the WavSTAT™ System and methods of use. The remaining US patents pertain to various apparatus and methods of diagnosing tissue, and providing the physician with additional information regarding whether it is necessary to take a biopsy sample. Each of the international patents designates several countries for patent protection. No claims have been brought against SpectraScience alleging that the Company's technology or products infringe intellectual property rights of others. In October 2006, the Company filed for a patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue”.

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

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have clinical trial liability insurance coverage at this time for our current Barrett’s esophagus study. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Subsidiaries

We have no subsidiaries.

Employees

As of March 23, 2007, SpectraScience had three full-time employees, two involved with manufacturing and regulatory affairs and one engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies heavily on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

ITEM 2. DESCRIPTION OF PROPERTY.

SpectraScience leases its principal executive offices from an unrelated third party. The office consists of approximately 2,500 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $2,540 through February 2007, plus a pro rata share of operating expense and real estate taxes (approximately $561 per month). A new lease for the same facility was signed on February 2, 2007 which expires on December 31, 2007. The new lease requires rental payments of $2,794 per month and similar pro rata expenses.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

From the bankruptcy filing to October 24, 2005, trading of our common stock was reported in the “Pink Sheets” under the symbol “SCIE.PK”. Pink Sheets® LLC is a provider of pricing and financial information for the over-the-counter (OTC) securities markets. Since October 25, 2005 trading of our common stock has been on the over-the-counter bulletin board under the symbol SCIE.OB. The last reported bid price of the common stock on March 23, 2007 was $1.23.

The following table sets forth, for the periods indicated, the high and low bid prices as reported by the Pink Sheets, from January 1, 2005 through October 24, 2005, and on the OTC Bulletin Board from October 25, 2005 through December 31, 2006. To the best of our knowledge, the information obtained from these sources is accurate.

	2005 Stock Prices		2006 Stock Prices
QUARTER ENDED	High Bid	Low Bid	High Bid	Low Bid
March 31	0.93	0.80	2.00	1.45
June 30	1.55	1.55	1.55	0.90
September 30	1.05	0.95	1.55	0.62
December 31	1.48	1.25	1.45	0.50

The prices of the common stock reflect inter-dealer prices and do not necessarily reflect the prices of actual transactions. These prices do not reflect retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On March 23, 2007 we had approximately 750 registered stockholders of record of the 38,370,087 shares of our common stock. We estimate that there are approximately 2,500 beneficial stockholders of our common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Wells Fargo Shareowner Services, located at 161 N. Concord Exchange, South Saint Paul, Minnesota 55075. Their telephone number is (800) 468-9716.

Penny Stock

Until our shares qualify (if ever) for inclusion on an exchange, the public trading, if any, of our common stock will be on the Over-the-Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. So long as our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prescribed by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Dividends

To date, we have not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund the development and growth of our business. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued common stock during the second quarter of 2006 without registration under the Securities Act in connection with a private placement of securities under Regulation D. The gross proceeds were $502,048. No agents or underwriters participated and no commission or other compensation was paid for placement of the securities.

2006 Sale of Common Stock

No. of Shares	749,325
Type of purchasers	Accredited Investors (1)
Price/Share	$0.67
Aggregate Cash Proceeds	$502,048
Exemption from Registration	Regulation D of the Securities Act

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT(TM) System for detecting pre-cancerous and cancerous tissue in the colon. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. During the next year SpectraScience intends to:

▪	complete a Phase II clinical studies for an esophagus application,
▪	file a supplement with the FDA for this new indication for use,
▪	continue to develop the market with key physician opinion leaders, both international and domestic, for our approved product as well as for a Barrett’s esophagus application,
▪	begin sales both domestically and internationally,
▪	develop strategic relationships for distribution and marketing and complete outcome based clinical studies for the colon application, and
▪	submit to CMS, an application for reimbursement codes for use of the WavSTAT(TM) System upon completion of an outcome based clinical study.

We do not anticipate any significant purchase or sale of plant and significant equipment or any significant changes in the number of employees other than a proportional increase in operational employees and sales people consistent with our increasing revenue (if any).

Cash on hand as of December 31, 2006 and 2005 was $174,802 and $441,025 respectively.

Reclassification/Restatement

In 2006, we have reclassified payroll and stock-based compensation costs in the statement of operations for the period from August 2, 2004 to June 30, 2006. The change in reporting implemented during 2006 is the direct result of a reclassification of payroll and stock-based compensation costs previously recorded in General and Administrative expense to Research and Development expense. Reclassifications were based on our estimate of time spent by employees on research and development rather than general and administrative activities. The reclassification did not result in any changes to net loss or net loss per share amounts. The tables below present the amounts previously reported on prior filings and balances after reclassifications:

	Year Ended December 31, 2005		August 2, 2004 (Inception of Successor Company) to December 31, 2005
	As Previously Reported	After Reclassification	As Previously Reported	After Reclassification
Operating expenses:
Research and development	$53,122	$250,883	$53,122	$330,775
General and administrative	874,957	677,196	1,263,843	986,190
Total operating expenses	$928,079	$928,079	$1,316,965	$1,316,965

Liquidity and Capital Resources

SpectraScience has financed its operations principally through private placements of its common stock. Cash provided by financing operating activities totaled $3,225 during the year ended December 31, 2005 and $509,323 during the year ended December 31, 2006. Cash and cash equivalents as of December 31, 2006 and 2005 totaled $174,802 and $441,025, respectively. The cash decreased due to expenses incurred in operations, principally in salaries, clinical trial expenses and professional fees. The decrease was offset by proceeds of approximately $500,000 from a Regulation D private placement.

SpectraScience expects to incur significant additional operating losses through at least 2007, as we complete a current clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing efforts to commercialize the WavSTAT(TM) System begin.
The Company signed an agreement with Glocap Funding, LLC to assist it in raising additional funds to complete its plan of operation. The Company expects to complete funding in the second quarter of 2007. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the second quarter of 2007, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast, and that will require us to seek additional capital

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

Fiscal Year Ended December 31, 2006 As Compared To Fiscal Year Ended December 31, 2005

Gross Revenue
The Company had no revenue in either period.

Operating Loss
Losses increased to $1,336,875 in 2006 compared to $928,079 in 2005 as additional research and development and general administrative expenses were incurred to start a clinical trial in 2006. Research and development costs were $406,300 in 2006 compared to $250,883 in 2005. The increase of $155,417 was due to the fact that the research and development costs were limited in 2005 with a limited number of patients enrolled in the clinical trial. The majority of the patients were enrolled in 2006. General and administrative costs in 2006 were $930,575 compared to $677,196 in 2005. The majority of the increase of $253,379 was due to amortization of stock options issued during 2006.

Other Income (Expense)
For the year ended December 31, 2006, other income was $26,068 principally due to interest income on cash balances and the gain on sale of assets. For the year ended December 31, 2005, other income was $15,791, principally due to interest income on cash balances.

Operating Activities
During the years ended December 31, 2006 and 2005, operating activities used net cash of $788,096 and $699,655, respectively, primarily due to payment of clinical trial expenses, professional fees and payroll.

Investing Activities
Investing activities provided $12,550 and $4,950 for the years ended December 31, 2006 and 2005, due to the sale of assets.

Financing Activities
For the year ended December 31, 2006, financing activities provided $509,323 primarily due to a Regulation D private placement that of common shares netting $502,048. The remainder was due to the exercise of 48,500 employee stock options netting $7,275. For the year ended December 31, 2005, financing activities provided $3,225 due to the exercise of 21,500 employee stock options.

The Company signed an agreement with Glocap Funding, LLC to assist it in raising additional funds. The Company expects to complete funding in the second quarter of 2007. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the second quarter of 2007, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast, and that will require us to seek additional capital

Working Capital
Decreases in working capital during the year ended December 31, 2006 in the amount of $307,963 was due to increased expenses for a clinical trial, payroll and professional fees.

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

Accounting For Transactions Involving Stock Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123(R) (revised 2004), "Share-Based Payment", (“SFAS 123(R)”) which amends FASB Statement 123 and was effective for public companies for annual periods beginning after December 15, 2005. The new standard requires us to expense employee stock options and other share-based payments. Since inception on August 2, 2004, the Company has been recording to expense the fair value of employee and non-employee options. These expenses amounted to $467,560 and $154,674 for the years ended December 31, 2006 and 2005, respectively. The application of SFAS 123(R) has not had a material impact on our financial statements.

Impairment or Disposal of Long-Lived Assets

SFAS 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2006.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company's financial position or results of operations.

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

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE CURRENTLY GENERATING REVENUES.

Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and could cause our stockholders to lose their entire investment. We have not had any revenues for the past four years. To date, we have engaged primarily in research, development and clinical testing. Since the beginning of the Successor Period, we have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss in the amount of $2,600,786 from the beginning of the Successor Period through December 31, 2006. We have no products or services on the market that are currently generating revenues. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

As discussed in Note 2 to the financial statements, the Company has incurred losses and negative cash flows from operating activities from its inception. As of December 31, 2006, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments related to the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

We had an operating cash flow deficit of $788,096 for the year ended December 31, 2006. We do not currently have sufficient financial resources to fund our operations beyond September 30, 2007. Therefore, we need additional funds to continue as a going concern.

During the first quarter of 2007, the Company sold 950,000 shares of common stock to accredited investors under Regulation D of the Securities and Exchange Act for a net amount of $475,000. No commissions were paid on this transaction. This funding is intended to keep the Company’s operations in place until it can close on a larger planned funding.

Even if we do receive a larger funding we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.

Even despite the availability of funds from future sources, our independent registered public accounting firm may issue a qualified opinion, to the effect that there is substantial doubt about our ability to continue as a going concern due to, among other factors, the subjective acceleration provisions and conditions that must be met in order to access the funds. A qualified opinion could itself have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

OUR COMMON SHARES ARE THINLY TRADED, SO INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL

Our common shares have historically been sporadically or "thinly-traded", meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of March 23, 2007, our average trading volume per day for the past three months was approximately 18,800 shares a day with a high of 79,264 shares traded and a low of 100 shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the ninety-day period ended March 23, 2007, the high and low closing prices of a share of our common stock were $1.40 and $0.55, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 30.1% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF MARCH 23, 2007) OF OUR OUTSTANDING COMMON STOCK, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF THE COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF THE COMPANY THAT MIGHT OTHERWISE RESULT IN STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR THEIR COMMON STOCK.

As of March 23, 2007, our officers and directors beneficially own or control approximately 30.1% (including all options exercisable within sixty days of March 23, 2007) of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 23, 2007, there are outstanding common share purchase options entitling the holders to purchase 2,330,000 common shares at a weighted average exercise price of $0.42 per share (1,988,333 of these shares are exercisable within the next 60 days). The exercise price for all of the aforesaid options may be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options may sell common shares in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options.

OUR ISSUANCE OF ADDITIONAL COMMON SHARES, OR OPTIONS TO PURCHASE THOSE SHARES, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 125,000,000 shares of capital stock, including 100,000,000 shares of common stock and 25,000,000 undesignated shares (i.e. shares that may be designated as in a senior position to the current stock). After taking into consideration our outstanding common stock at March 23, 2007, we will be entitled to issue up to 61,629,913 (100,000,000 authorized less shares outstanding of 38,370,087) additional common shares and up to 25,000,000 shares of other series of capital stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

ITEM 7. FINANCIAL STATEMENTS.

Audited financial statements for the years ended December 31, 2006 and 2005, and for the period from inception (August 2, 2004) to December 31, 2006 are filed as part of this Form 10-KSB.

SpectraScience, Inc.
(A Development Stage Enterprise)

Financial Statements

Years Ended December 31, 2006, and 2005
Page

Report of Independent Registered Public Accounting Firm	43
Balance Sheets as of December 31, 2006 and 2005	44
Statements of Operations for the years ended December 31, 2006 and 2005, and from	45
August 2, 2004 (Inception of Successor Company) to December 31, 2006
Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005,	46
and the 5 months ended December 31, 2004
Statements of Cash Flows for the years ended December 31, 2006 and 2005 and from	47
August 2, 2004 (Inception of Successor Company) to December 31, 2006
Notes to Financial Statements	48

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SpectraScience, Inc.

We have audited the accompanying balance sheets of SpectraScience, Inc. (a development stage enterprise) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and from August 2, 2004 (inception of Successor Company) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. as of December 31, 2006 and 2005, and its results of operations and cash flows for the years ended December 31, 2006 and 2005, and from August 2, 2004 (inception of Successor Company) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has incurred losses and negative cash flows from operating activities from its inception. As of December 31, 2006, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments related to the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

San Diego, California
March 7, 2007

SpectraScience, Inc.
(A Development Stage Enterprise)
Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$174,802	$441,025
Inventories	123,981	140,072
Prepaid expenses and other current assets	50,933	42,310
Total current assets	349,716	623,407
Fixed assets, net	-	6,397
Patents, net	243,062	262,626
TOTAL ASSETS	$592,778	$892,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,689	$17,498
Accrued compensation and taxes	9,286	15,205
Total liabilities	66,975	32,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—38,370,087 and 37,572,262 shares at December 31, 2006 and 2005, respectively	383,701	375,723
Additional paid-in capital	2,742,888	1,822,123
Deferred compensation	-	(48,140)
Deficit accumulated during the development stage	(2,600,786)	(1,289,979)
TOTAL STOCKHOLDERS’ EQUITY	525,803	859,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,778	$892,430

 See notes to financial statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Operations
 for the years ended December 31, 2006 and 2005, and from August 2, 2004 (Inception of Successor Company) to December 31, 2006

	Year ended December 31,		August 2, 2004 (Inception of Successor Company) to December 31,
	2006	2005 Restated	2006 Restated

Gross revenue	$-	$-	$-

Operating expenses:
Research and development	406,300	250,883	737,075
General and administrative	930,575	677,196	1,916,765
Total operating expenses	1,336,875	928,079	2,653,840

Operating loss	(1,336,875)	(928,079)	(2,653,840)
Other income (expense):
Interest expense	(376)	(180)	(556)
Interest income	14,594	20,935	42,535
Gain on disposal of fixed assets	12,550	4,950	21,689
Other	(700)	(9,914)	(10,614)
Other income	26,068	15,791	53,054

Net loss	$(1,310,807)	$(912,288)	$(2,600,786)
Basic and diluted net loss per share	$(0.03)	$(0.02)
Weighted average common shares outstanding	38,009,626	37,553,366

 See notes to financial statements

SpectraScience, Inc.
(A Development Stage Enterprise) Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005, and the 5 months ended December 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Deficit Accumulated During The Development Stage	Total Stockholders' Equity
Balance, August 2, 2004	37,384,095	$373,841	$1,663,271	$(200,756)		$1,836,356

Sale of common stock at $0.12 per share	166,667	1,667	18,333			20,000
Issuance of stock options to employees			35,825	(35,825)
Compensation from options issued to consultants			26,123			26,123
Amortization of deferred compensation				109,328		109,328
Net loss					$(377,691)	(377,691)
Balance, December 31, 2004	37,550,762	375,508	1,743,552	(127,253)	(377,691)	1,614,116

Compensation from options issued to consultants			75,561			75,561
Amortization of deferred compensation				79,113		79,113
Stock options exercised	21,500	215	3,010			3,225
Net loss					(912,288)	(912,288)
Balance, December 31, 2005	37,572,262	375,723	1,822,123	(48,140)	(1,289,979)	859,727

Compensation from options issued to consultants			182,245			182,245
Amortization of deferred compensation			237,175	48,140		285,315
Stock options exercised	48,500	485	6,790			7,275
Sale of common stock at $0.67 per share	749,325	7,493	494,555			502,048
Net loss					(1,310,807)	(1,310,807)
Balance, December 31, 2006	38,370,087	$383,701	$2,742,888	$-	$(2,600,786)	$525,803

See notes to financial statements

SpectraScience, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
for the years ended December 31, 2006 and 2005,
and from August 2, 2004 (Inception of Successor Company) to December 31, 2006

	Year Ended December 31,		August 2, 2004 (Inception of Successor Company) to December 31,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(1,310,807)	$(912,288)	$(2,600,786)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,961	28,918	66,129
Stock-based compensation employees	285,315	79,113	473,756
Stock-based compensation consultants	182,245	75,561	283,929
Gain on disposal of fixed assets	(12,550)	(4,950)	(21,689)
Write-off of obsolete inventories	16,091	9,097	25,188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,623)	12,090	(27,183)
Accounts payable	40,191	5,283	(2,013)
Accrued compensation and taxes	(5,919)	7,521	(22,807)
Net cash used in operating activities	(788,096)	(699,655)	(1,825,476)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	12,550	4,950	25,740
Net cash provided by investing activities	12,550	4,950	25,740
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	502,048		522,048
Proceeds from exercise of stock options	7,275	3,225	10,500
Net cash provided by financing activities	509,323	3,225	532,548
Net decrease in cash and cash equivalents	(266,223)	(691,480)	(1,267,188)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	441,025	1,132,505	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,802	$441,025	$174,802

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock			$565,000
Issuance of common stock in settlement of bankruptcy debt			$60,000
Fresh start adjustment to fixed assets and patents			$255,379

See notes to financial statements

SpectraScience, Inc.
(A Development Stage Enterprise)

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

Note 2 - Going Concern and Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and through December 31, 2006, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Successor Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of December 31, 2006, the Company had working capital of $282,741 and cash and cash equivalents of $174,802. The Company received $475,000 in funding from a Regulation D offering to accredited investors during the first quarter of 2007. In addition, the Company expects a large financing in the second quarter of 2007. However, if the Company does not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if a larger funding occurs as expected in the second quarter, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to meet the revenue forecast that will require the Company to seek additional capital. In such an event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

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

Note 3 - Significant Accounting Policies

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company’s 2006 results of operations reflects a portion of share-based awards earned during the year ended December 31, 2006 for previously granted stock options. The Company previously adopted the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation", ("SFAS 123") prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the Company’s financial statements.

In accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the years ended December 31, 2006 and 2005, stock-based compensation was approximately $468,000 and $155,000 respectively. Stock-based compensation expense was included in both research and development and general and administrative expenses in the statements of operations for the years ended December 31, 2006 and 2005.

At December 31, 2006, the Company has one stock-based employee compensation plan (the “Option Plan"), which is described more fully in Note 7.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following assumptions to value non-employee options in the past two years:

	2006	2005
Expected life	5 years	5 years
Risk-free interest rate	4.63%	4.25%
Expected volatility	230%	219%
Expected dividend yield	0%	0%

Management used the following assumptions to value employee options granted in June 2006:

2006
Expected life	5 years
Risk-free interest rate	5.13%
Expected volatility	220%
Expected dividend yield	0%

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected life used in the calculations were selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rates are the 5-year U.S. Treasury rate as published at the time of making the calculations.

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

The capitalized patents are being amortized over the shorter of the remaining legal life or their estimated economic life. Amortization of patents for the year ended December 31, 2006 and 2005 was $19,564 and $19,322, respectively, and patents are reported net of accumulated amortization of $46,938 and $27,374 at December 31, 2006 and 2005, respectively. Amortization expense in each of the five years subsequent to December 31, 2006 will approximate $19,500.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2006 and 2005, research and development costs were $406,300 and $250,883, respectively.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) basis or market value. Costs include direct material, labor and overhead.

Fixed Assets

On August 2, 2004, fixed assets were adjusted to market value in accordance with the requirements of fresh-start reporting. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. For the years ended December 31, 2006 and 2005, depreciation expense was $6,397 and $9,596, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the statements of operations.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Long-Lived Assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2006.

Earnings (Loss) Per Share

Under SFAS No. 128 "Earnings Per Share", basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares. For the year ended December 31, 2006, there were options to purchase 2,330,000 shares of common stock. For the year ended December 31, 2005, there were options to purchase 1,978,500 shares of common stock.

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

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed it initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company's financial position or results from operations.

Reclassifications

In 2006, the Company reclassified payroll and stock-based compensation costs in the statement of operations for the period from August 2, 2004 to June 30, 2006. The change in reporting implemented during 2006 is the direct result of a reclassification of payroll and stock-based compensation costs previously recorded in General and Administrative expense to Research and Development expense. Reclassifications were based on management's estimate of time spent by employees on research and development rather than general and administrative activities. The tables below present the amounts previously reported on prior filings and balance after reclassifications:

	Year Ended December 31, 2005		August 2, 2004 (Inception of Successor Company) to December 31, 2005
	As Previously Reported	After Reclassification	As Previously Reported	After Reclassification
Operating expenses:
Research and development	$53,122	$250,883	$53,122	$330,775
General and administrative	874,957	677,196	1,263,843	986,190
Total operating expenses	$928,079	$928,079	$1,316,965	$1,316,965

Note 4 - Inventories

At December 31, 2006 and 2005, inventories consisted of the following:

	2006	2005
Raw materials	$50,876	$60,917
Work in process	0	0
Finished goods	73,105	79,155
Totals	$123,981	$140,072

Note 5 - Income Taxes

The significant components of deferred tax assets as of December 31, 2006 and 2005 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Deferred tax assets:
Net operating loss carryforward	$11,480,000	$13,591,000
Research and development credits	537,000	519,000
Inventory reserve	-	177,000
Accrued liabilities	15,000	5,000
Deferred compensation	277,000	120,000
Total deferred tax assets	12,309,000	14,412,000
Valuation allowance	(12,213,000)	(14,270,000)
Net deferred tax assets	96,000	142,000
Deferred tax liability:
Patents	(96,000)	(142,000)

Net deferred taxes	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Expected tax at Federal statutory rates	$(446,000)	$(310,000)
Change in valuation allowance	(2,057,000)	(1,146,000)
Expiration of net operating loss carryforwards	2,555,000	1,387,000
Expiration of credits	-	126,000
State taxes, net	(57,000)	(53,000)
Tax credits	(12,000)	(3,000)
Permanent items	13,000
Other, net	4,000	(1,000)
Tax provision	$-	$-

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $128,981,000 that expire in 2007 through 2025. In addition, the Company had research and development tax credits of approximately $537,000 that expire in 2007 through 2020. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in equity ownership of the Company. The Company expects significant limitations of its net operating loss carryforwards and research and development tax credits due to the application of Internal Revenue Code Section 382.

Note 6 - Lease Commitments

The Company leases its 2,540 square foot facility from an independent third party at approximately $2,540 per month which expired on February 28, 2007. An extension of the lease was negotiated to begin March 1, 2007 and end December 31, 2007 at a rate of $2,794 per month. Total commitments under these leases for 2007 are approximately $33,000. For the years ended December 31, 2006 and 2005, rent expense totaled $32,624 and $34,061, respectively.

Note 7 - Stock-Based Compensation Plans

The 2001 stock option plan (the “Option Plan”) was amended in 2004. The Option Plan provides for the grant of incentive stock options (“ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 5,755,513 at December 31, 2006. At December 31, 2006, the Company had granted 2,330,000 options under the Plan (1,988,333 of which are exercisable), with 3,281,114 available for future issuance.

The following table summarizes the stock option activity:

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)

Outstanding at August 2, 2004	4,132,614	1,500,000	$0.15
Options granted	(275,000)	275,000	$0.40
Options exercised	-	-
Outstanding at December 31, 2004	3,857,614	1,775,000	$0.19
Options granted	(225,000)	225,000	$0.94
Options exercised	-	(21,500)	$0.15
Outstanding at December 31, 2005	3,632,614	1,978,500	$0.28
Options granted	(400,000)	400,000	$1.09
Options exercised	48,500	(48,500)	$0.15
Outstanding at December 31, 2006	3,281,114	2,330,000	$0.42	8.06	$2,173
Exercisable at December 31, 2006		1,988,333	$0.31	7.84	$2,073

On June 15, 2006, the Company elected Stanley J. Pappelbaum, M.D. to its Board of Directors. Upon election, Dr. Pappelbaum was granted a ten year option to purchase 400,000 shares of the Company’s common stock at $1.09 per share, which was the closing price on the day of the grant. The estimated value of these options is approximately $474,000 ($1.19 per share).

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $60,815 and $21,900, respectively. At December 31, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $237,174, which is expected to be recognized over 1.5 years.

Note 8 - Undesignated Capital Stock

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

Note 9 - Common Stock Issued

In June 2006, the Company made a Regulation D offering to accredited investors of 749,325 common shares for $502,048. No commissions or fees were paid. Additionally, during 2006, an employee exercised options for 48,500 shares with an exercise price aggregating $7,275. Additional paid in capital has also increased by recording the compensation arising from the amortization of the value of options issued to employees and consultants over the term of the respective contracts.

Note 10 - License Agreement

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

Note 11 - Subsequent Events

During the first quarter of 2007, the Company sold 950,000 shares of common stock to accredited investors under Regulation D of the Securities and Exchange Act for a net amount of $475,000. One of the Company’s directors participated in this offering. He was excluded from a board meeting in which the terms of the offering were determined. No commissions were paid on this transaction. This funding is intended to keep the Company’s operations in place until it can close on a larger planned funding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 2006, there were no changes or disagreements with our current Independent Registered Public Accounting Firm, J.H. Cohn LLP.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 which have materially affected, or are likely to materially affect our internal controls over financial reporting

Cautionary Statement

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

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .

SpectraScience Directors and Executive Officers

Jim Hitchin, Chairman, President, Chief Financial Officer, Secretary and CEO, Director since 2004, Age 64, joined SpectraScience in January 2004 as part of the acquisition team. Previously he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. The company was the first in its market to have ISO9001 and the CE Mark for fourteen 510(k) and two PMA products. Growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics.

Mark D. McWilliams, Director since 2004, Age 50, Most recently served as Director of Cell Imaging and Analysis at Beckman Coulter after the recent sale of Q3DM to Beckman in December 2003. He was President and Chief Executive Officer and Director of Q3DM, a life-sciences startup that raised several angel and venture capital funding rounds. Previously, he was founder and COO of Medication Delivery Devices (MDD), an alternate care infusion systems company that was acquired by Baxter Healthcare in 1996. Mr. McWilliams served as a VP of Research and Development at Baxter Healthcare for three years following the sale of MDD. Prior to MDD, he served as Product Development Manager at the founding of Block Medical where he was responsible for bringing the company’s first two FDA approved products rapidly to market. Block was sold to Hillenbrand Industries in 1991. He previously worked for Hughes Aircraft, Vacuum General and Martin Marietta. He earned his MSME from the Massachusetts Institute of Technology, his BSME from Northeastern University and holds eight utility patents.

Rand P. Mulford, Director since 2004, Age 63, Most recently, Mr. Mulford served as E.V.P. for Strategy with Forest Capital, with a majority of his time allocated to assisting one of its subsidiaries, Telos Pharmaceuticals, in corporate development and financing. For the previous two years, He was part of the senior management team of a small investment banking firm that specialized in funding early stage companies and technology-based spinouts using private placements. He has worked directly with four portfolio companies. Mr. Mulford was asked to identify critical issues and develop business strategy, serve on three of the Boards of Directors, assume a direct managerial role in two of the companies, and negotiate the successful sale of one of the companies. His corporate experience includes: Group V.P. of planning and control for a petrochemical company; head of corporate planning at Merck; C.F.O. of a human tissue company; C.O.O. of a drug discovery company and president of its subsidiary, a research chemical company; C.O.O. of a diagnostics company; Chairman of the Board of a medical device company; and head of the corporate development at a bio-pharmaceutical company. Mr. Mulford started his business career with the consulting firm of McKinsey & Co. in the Chicago office. During an eight-year period, he served about twenty clients working on a variety of issues primarily related to strategy and organization. Mr. Mulford obtained his bachelors degree in engineering with honors from Princeton University in 1965. For the next five years he served as a naval officer in the nuclear submarine program. Subsequently, he earned a M.B.A. with high distinction at Harvard Business School.

Stanley J. Pappelbaum M.D., Director since 2006, Age 69, is Managing Partner of Pappelbaum, Turner & Associates, a national healthcare consultancy company that advises hospital, medical group, health insurance, and governmental healthcare clients. Dr. Pappelbaum joined Scripps hospital in 1996 as Chief Transformational Officer in charge of creating and implementing Scripps’ strategic vision of the future. In 1997, he was promoted to Executive Vice President and Chief Operating Officer and, in 1999, he was promoted to President and Chief Executive Officer when the hospital reached annual revenues of over $1 billion. From 1985 to 1995, he was the managing partner of Professional Health Consulting Group, a national company of physician executives who analyzed and managed change for complex not-for-profit healthcare systems clients throughout the United States. From 1969 to 1984, Dr. Pappelbaum taught and practiced Pediatric Cardiology at the University of California, San Diego and at San Diego Children’s Hospital, where he was Chief of Pediatric Cardiology from 1972-1978. Dr. Pappelbaum completed his undergraduate work at McGill University, Montreal and received his medical degree from the University of British Columbia Faculty of Medicine in Vancouver. He completed his residency in pediatric medicine at Montreal Children’s Hospital of McGill University and did graduate studies in cardiovascular physiology and a fellowship in pediatric cardiology at the University of California, Los Angeles. He also was awarded an Alfred P. Sloan Fellowship at the Massachusetts Institute of Technology where he earned a Master's degree in management (health option) from MIT.

Chester E. Sievert, Jr., Director since 2004, Age 55, is currently President of Advanced Photodynamic Technologies. He joined SpectraScience as a consultant in June 1996 and has held various executive positions since November 1996. Mr. Sievert served as Chairman of the Board beginning in June 1999. He served as President from March 1998, and Chief Executive Officer from January 1999 until December 2001. He then became Executive Vice President of Technology and Chairman of the Board. Prior to joining SpectraScience, Mr. Sievert was a founder and President at two medical product companies; ReTech, Inc. from 1980 to 1986; and FlexMedics Corporation from 1986 to 1995. Both Companies were sold respectively to American Endoscopy, Inc. and Phillips Plastics Corporation. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and International patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who are beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities of SpectraScience with the Securities and Exchange Commission, and to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, based upon a review of the copies of such reports furnished to us, no other reports were required during the year ended December 31, 2006 and all Section 16(a) filing requirements applicable to our Officers, Directors, and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer/controller, and persons performing similar functions. A copy of our Code of Ethics is filed as Exhibit 14 to our Report on Form 10-KSB for the year ended December 31, 2005.

Audit Committee

The Company is not currently a "listed issuer" as defined in Rule 10A-3 under the Securities Exchange Act. However, it does have an Audit Committee consisting of independent directors as defined by NASDAQ standards, an Audit Committee charter and an "Audit Committee financial expert". The Company believes that director, Mr. Rand Mulford, qualifies as that expert.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation

Compensation awarded, paid to, or earned in the years ended December 31, 2006, 2005 and 2004 by the person serving as the Company’s Chief Executive Officer (the “Named Executive Officer”) as of December 31, 2006 is shown in the following table. No other executive officer serving as of December 31, 2006 had salary or bonus compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation earnings	All Other Compensation	Total ($)
JIM HITCHIN President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary	2006	48,000	0	0	0	0	0	0	48,000
	2005	48,000	0	0	0	0	0	0	48,000
	2004	19,385	0	0	0	0	0	0	19,385

Mr. Hitchin is the Company’s only officer and became involved in researching the Company in January 2004 with the interest of developing a plan of reorganization. He did not become an officer and director until August 2004. He does not have a written or unwritten employment agreement and his salary is not dependent on performance targets, goals or any other condition. Also he is not subject to severance and change of control arrangements.

The Company had no directors, officers or employees from September 13, 2002 until August 2, 2004.

Equity Awards, Exercises, and Awards Outstanding

There were no grants of stock options, restricted stock, stock appreciation rights, or other equity awards made to the named executive officer, or exercises of any options, awards or rights by him during the years ended December 31, 2006 and 2005. There are no options, restricted stock, stock appreciation rights, or other equity awards held by the named executive officer as of December 31, 2006.

Remuneration of Members of the Board of Directors

The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Should a director be required to expend an extraordinary amount of time performing a Company task, he/she would be compensated at a rate of $100/hour. No such payments were made in 2006 or 2005.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan, non-employee directors McWilliams, Mulford and Sievert were granted non-qualified stock options to purchase 400,000, 400,000 and 300,000 shares of common stock, respectively, on July 26, 2004 at $0.15 per share. Dr. Pappelbaum joined the board in June 2006 and was granted a non-qualified stock option to purchase 400,000 shares of common stock at $1.09 per share. The exercise prices of the options was based on the prevailing market price (defined as the closing price) of the common stock on the date of grant.

The options granted to employee and non-employee directors under the Amended 2001 Stock Option Plan expire ten years from the date of grant (subject to earlier termination in the event of death), are not transferable (except by will or the laws of descent and distribution), and become exercisable in three equal annual installments commencing on the date of grant.

The following table shows the compensation earned by each of our directors (except Jim Hitchin, who is a named executive officer) as of the year ended December 31, 2006

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark McWilliams	$ 0	0	400,000	0	0	$ 0	400,000 Shares
Rand Mulford	$ 0	0	400,000	0	0	$ 0	400,000 Shares
Chester Sievert	$ 0	0	300,000	0	0	$ 0	300,000 Shares
Stanley J. Pappelbaum, M.D.	$ 0	0	400,000	0	0	$ 0	400,000 Shares

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2006 information on our equity compensation plans in effect as of that date:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,330,000	$0.42	3,281,114

Equity compensation plans not approved by security holders	0	0	N/A
Totals	2,330,000	$0.42	3,281,114

(1) Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Option Plan") provides for the grant of incentive stock options (ISOs") to our employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The Option plan expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company totaling 5,635,839 at December 31, 2005. At December 31, 2006, we had granted 2,330,000 options under the Plan, with 3,281,114 available for future issuance.

The Company’s Option Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

Principal and Management Shareholders

The following tables set forth certain information regarding the beneficial ownership of SpectraScience common stock as of March 23, 2007, by: (a) each director of SpectraScience (as of March 23, 2006; (b) each named executive officer of SpectraScience; (c) each person or entity known by us to own beneficially more than five percent of the Common Stock; and (d) all the directors and executive officers of SpectraScience (as of March 23, 2007) as a group.

Name and Address 11568-11 Sorrento Valley Rd., San Diego, CA 92014 for all parties	Amount of Beneficial Ownership	Percent Ownership
Jim Hitchin	9,192,149	24.0%
Mark D. McWilliams	608,333 (1)	1.6%
Rand P, Mulford	740,000 (2)	1.9%
Stanley J. Pappelbaum, M.D.	133,333 (3)	0.3%
Chester E. Sievert	900,000 (4)	2.3%
All Officers & Directors	11,573,815	30.1%

1.	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.
2.	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.
3.	Includes 133,333 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.
4.	Includes 300,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than Mr. Hitchin, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of Management’s knowledge. The Audit and Compensation Committees consist of Mr. Mulford (Chair), McWilliams and Dr. Pappelbaum. The Audit Committee met four times and Compensation Committee once during the year ended December 31, 2006. The entire board met five times during the year with 100% attendance by directors, except for Dr. Pappelbaum who was appointed to the board in June 2006. He attended each of the three meetings from his appointment until December 31, 2006.

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

Exhibits Required by Item 601 of Regulation S-B

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
10.27	Amended SpectraScience Inc, 2001 Stock Plan (1)
10.28	Form of Directors’ Option Agreement (2)
14	Code of Ethics Incorporated by reference (2)
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K, filed on August 6, 2004.

(2)	Incorporated by reference to the Company’s Report on form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.The previous independent registered public accounting firm billed $6,518 in 2002 and were subsequently paid $5,866 by the Trustee on September 24, 2004. The fee for the audits of December 31, 2002, 2003 and 2004 were performed concurrently in 2004 and were $80,000. The aggregate fees for years ended December 31, 2006 and 2005 for professional services rendered by independent registered public accounting firm for the audit of the annual financial Statements and review of financial Statements included on Form 10-QSB were $81,790 and $104,979, respectively.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2006 and 2005.

All Other Fees. There were no other fees for the years ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: March 27, 2007                       By:/s/ James Hitchin
James Hitchin-President, Secretary, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Hitchin James Hitchin (Principal Executive Officer and Principal Financial and Accounting Officer)	March 27, 2007 Date

/s/ Mark D. McWilliams Mark D. McWilliams Director	March 27, 2007 Date

/s/ Rand P. Mulford Rand P. Mulford Director	March 27, 2007 Date

/s/ Chester E. Sievert Chester E. Sievert, Jr. Director	March 27, 2007 Date

/s/ Stanley J. Pappelbaum Stanley J. Pappelbaum Director	March 27, 2007 Date