Form 10QSB
period 2007-03-31
SPECTRASCIENCE INC
filed 2007-05-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ___________

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

YES ☒     NO ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on
May 11, 2007 was 40,645,087.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SpectraScience, Inc.
(A Development Stage Enterprise)

Index

Page
No.

PART I FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)

SpectraScience, Inc.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$442,336	$174,802
Inventories	123,981	123,981
Prepaid expenses and other current assets	44,085	50,933
Total current assets	610,402	349,716
Patents, net	238,206	243,062

TOTAL ASSETS	$848,608	$592,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,939	$57,689
Accrued compensation and taxes	12,888	9,286
Total liabilities	92,827	66,975

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—39,325,087 shares at March 31, 2007 (38,370,087 shares at December 31, 2006)	393,251	383,701
Additional paid-in capital	3,225,876	2,742,888
Deficit accumulated during the development stage	(2,863,346)	(2,600,786)
TOTAL STOCKHOLDERS’ EQUITY	755,781	525,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$848,608	$592,778

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to March 31,
	2007	2006 Restated	2007

Gross revenue	$-	$-	$-
Operating expenses:
Research and development	74,442	97,218	811,517
General and administrative	189,029	229,278	2,105,794
Total operating expenses	263,471	326,496	2,917,311
Operating loss	(263,471)	(326,496)	(2,917,311)
Other income, net	911	3,220	53,965
Net loss	$(262,560)	$(323,276)	$(2,863,346)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	38,529,254	37,596,012

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months March 31, Ended		August 2, 2004 (Inception of Successor Company) to
	2007	2006	March 31, 2007
OPERATING ACTIVITIES:
Net loss	$(262,560)	$(323,276)	$(2,863,346)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,856	7,396	70,985
Stock-based compensation employees	1,060	19,779	474,816
Stock-based compensation consultants	15,728	69,184	299,657
Gain on disposal of fixed assets	-	-	(21,689)
Write-off of obsolete inventories	-	-	25,188
Changes in operating assets and liabilities:
Inventories	-	729	-
Prepaid expenses and other current assets	6,848	11,980	(20,335)
Accounts payable	22,250	35,816	20,237
Accrued compensation, taxes and expenses	3,602	(637)	(19,205)
Net cash used in operating activities	(208,216)	(179,029)	(2,033,692)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	-	25,740
Net cash provided by investing activities	-	-	25,740

FINANCING ACTIVITIES: Proceeds from issuance of common stock	475,000	-	997,048
Proceeds from exercise of stock options	750	4,275	11,250
Net cash provided by financing activities	475,750	4,275	1,008,298
Net increase (decrease) in cash and cash equivalents	267,534	(174,754)	(999,654)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,802	441,025	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,336	$266,271	$442,336

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock			$565,000
Issuance of common stock in settlement of bankruptcy debt			$60,000
Fresh start adjustment to fixed assets and Patents			$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements
March 31, 2007

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through March 31, 2007, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. The Company has working capital of $517,575 and cash and cash equivalents of $442,336 at March 31, 2007. The Company expects to complete a major funding during 2007. However, if the Company does not receive funding in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if it receives funding in 2007, such proceeds will be sufficient to allow the Company to sustain operations for at least 12 months. In either case, the Company may incur unknown expenses, or it may not be able to meet revenue forecast that will require it to seek additional capital.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R) ”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the three months ended March 31, 2007 and 2006, stock-based compensation was approximately $16,788 and $88,963, respectively. Stock-based compensation expense was included in general and administrative and research and development expenses in the statement of operations for the first three months of fiscal 2007 and 2006. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the Company’s financial statements.

As of March 31, 2007, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 5,898,763 reserved at March 31, 2007. At March 31, 2007, the Company had outstanding 2,402,000 options under the Option Plan representing approximately 6.1% of the outstanding shares (1,983,333 of which were exercisable), with 3,209,114 available for future issuance. Awards under the Company’s Option Plan vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following assumptions to value non-employee options at March 31, 2007 and 2006:

	2007	2006
Contract life	2 years	5 years
Risk-free interest rate	4.5%	4.75%
Expected volatility	144%	216%
Expected dividend yield	0%	0%

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

The following table summarizes the stock option activity:

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	3,281,114	2,330,000	$0.42
Options granted	(77,000)	77,000	$0.85
Options exercised	5,000	(5,000)	$0.15
Forfeited or expired	-	-
Outstanding at March 31, 2007	3,209,114	2,402,000	$0.43	7.91	$2,037
Exercisable at March 31, 2007		1,983,333	$0.31	7.60	$1,928

On March 2, 2007, the Company granted an option to purchase 77,000 shares of the Company’s common stock to a consultant at $0.85 per share which vests over two years.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $5,250 and $48,175, respectively. At March 31, 2007, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $170,167, which is expected to be recognized over the next two years.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$50,876	$50,876
Work in process	-	-
Finished goods	73,105	73,105
Totals	$123,981	$123,981

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”, which is effective on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption does not have a material impact on the Company's financial position or results of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2007 and 2006, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2007 are options to purchase 2,402,000 shares of common stock. For the three months ended March 31, 2006, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are options to purchase 1,950,000 shares of common stock.

Reclassification/Restatement

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

	As previously reported in the 2006 10-QSB	After reclassification	As previously reported in the 2006 10-QSB	After reclassification
	3 months ended March 31, 2006	3 months ended March 31, 2006	3 months ended March 31, 2005	3 months ended March 31, 2005

Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	36,900	97,218	9,751	61,509
General and administrative	289,596	229,278	191,796	140,038
Total operating expenses	326,496	326,496	201,547	201,547
Operating loss	(326,496)	(326,496)	(201,547)	(201,547)

Other income, net	3,220	3,220	1,027	1,027
Net loss	$(323,726)	$(323,726)	$(200,520)	$(200,520)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	37,596,012	37,596,012	37,550,762	37,550,762

3. Stockholders’ Equity

In March 2007, the Company issued 950,000 common shares at $0.50 per share in a Regulation D offering adding $475,000 to stockholders’ equity. Additionally, during the three months ended March 31, 2007, an employee exercised options for 5,000 shares with an exercise price aggregating $750. Additional paid-in capital has also increased by recording the compensation arising from the amortization of the value of options issued to employees over the estimated useful life and consultants over the term of the respective contracts.

4. Subsequent Events

In the second quarter of 2007, the Company issued 1,320,000 common shares at $0.50 per share in a Regulation D offering to accredited investors, adding $660,000 to stockholders’ equity.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-KSB covering the year ended December 31, 2006.

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

SpectraScience expects to incur significant additional operating losses through at least 2007, as we complete a current clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing efforts to commercialize the WavSTAT(TM) System begin. The Company expects to complete funding in the second quarter of 2007. However, if we do not receive funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. The Company believes that if it receives funding in the second quarter of 2007, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. In either case, we may incur unknown expenses, or we may not be able to meet our revenue forecast, and that will require us to seek additional capital.

During the first quarter of 2007, the Company raised $475,000 in a Regulation D private placement of its shares to accredited investors.

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

	As previously reported in the 2006 10-QSB	After reclassification	As previously reported in the 2006 10-QSB	After reclassification
	3 months ended March 31, 2006	3 months ended March 31, 2006	3 months ended March 31, 2005	3 months ended March 31, 2005

Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	36,900	97,218	9,751	61,509
General and administrative	289,596	229,278	191,796	140,038
Total operating expenses	326,496	326,496	201,547	201,547
Operating loss	(326,496)	(326,496)	(201,547)	(201,547)

Other income, net	3,220	3,220	1,027	1,027
Net loss	$(323,726)	$(323,726)	$(200,520)	$(200,520)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding	37,596,012	37,596,012	37,550,762	37,550,762

For the Three Months ended March 31, 2007 and 2006

The Company had no revenue for the three months ended March 31, 2007 and 2006.

The following analysis of expenses is based on a reclassification of cost and expenses. See “Reclassification/Restatement” under Managements Discussion above.

Overall research and development expenses for the three months ended March 31, 2007 and 2006 were $74,442 and $97,218, respectively. Research and development expenses related specifically to new product and application development while conducting a clinical trial.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $189,029 and $229,278, respectively. The decrease for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to a decrease in stock option compensation expense.

Other income, net for the three months ended March 31, 2007 and 2006 was $911 and $3,220, respectively. The decrease was primarily due to a decrease in interest income due to lower cash balances.

As a result of the above, the net loss for the three months ended March 31, 2007 and 2006 was $262,560 and $323,276, respectively. The decrease in losses was primarily due to a decrease in stock option compensation expense. The net loss per share for the three months ended March 31, 2007 and 2006 was $0.01.

Liquidity and Capital Resources

On March 31, 2007, the Company had cash of $442,336 compared to $174,802 at December 31, 2006 representing an increase of $267,534. The cash increased primarily due to the money raised through the Regulation D private placement. During the first quarter of 2007, the Company raised $475,000 in a Regulation D private placement of its shares to accredited investors. Principal cash use for operations during the quarter ended March 31, 2007 was for professional fees and salaries. There have been no capital equipment expenditures and none are foreseen. In the second quarter of 2007, the Company issued 1,320,000 common shares at $0.50 per share in a Regulation D offering to accredited investors, adding $660,000 to stockholders’ equity.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2007, which have materially affected or are reasonably likely to materially affect such controls.

PART II OTHER INFORMATION

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company made a Rule 506 Regulation D offering of 950,000 common shares at $0.50 per share to accredited investors, netting $475,000. No commissions or fees were paid.

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

March 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)
May 14, 2007	/s/ James Hitchin
Date	James Hitchin President, Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer, and principal accounting officer)