Form 10QSB
period 2007-06-30
SPECTRASCIENCE INC
filed 2007-08-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☒ NO ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on August 14, 2007 was 40,650,087. As of this date, the Registrant also had 2,000,000 Series A Convertible Preferred stock outstanding and warrants to purchase 250,000 shares of Series A Convertible Preferred stock.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SpectraScience, Inc.
(A Development Stage Enterprise)

PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements (Unaudited)

SpectraScience, Inc.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,735,000	$174,802
Inventories	126,822	123,981
Prepaid expenses and other current assets	37,907	50,933
Total current assets	1,899,729	349,716
Fixed assets, net	10,348	-
Patents, net	233,350	243,062

TOTAL ASSETS	$2,143,427	$592,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,774	$57,689
Accrued liabilities	17,067	9,286
Total current liabilities	68,841	66,975

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value: Authorized - 2,250,000 shares Issued and outstanding - 2,000,000 shares at June 30, 2007 (0 shares at December 31, 2006)	20,000	-
Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding—40,650,087 shares at June 30, 2007 (38,370,087 shares at December 31, 2006)	406,501	383,701
Additional paid-in capital	6,174,280	2,742,888
Deficit accumulated during the development stage	(4,526,195)	(2,600,786)
TOTAL STOCKHOLDERS’ EQUITY	2,074,586	525,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,143,427	$592,778

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to June 30,

	2007	2006	2007	2006	2007

Gross revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	119,856	118,330	194,298	215,548	931,373
General and administrative	278,707	138,791	444,622	368,069	2,361,387
Sales and marketing	273,081	-	296,195	-	296,195
Total operating expenses	671,644	257,121	935,115	583,617	3,588,955
Operating loss	(671,644)	(257,121)	(935,115)	(583,617)	(3,588,955)

Other income, net	8,795	2,002	9,706	5,222	62,760
Net Loss	(662,849)	(255,119)	(925,409)	(578,395)	(3,526,195)
Deemed dividend on preferred stock	(1,000,000)	-	(1,000,000)	-	(1,000,000)
Net loss applicable to common stockholders	$(1,662,849)	$(255,119)	$(1,925,409)	$(578,395)	$(4,526,195)
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.05)	$(0.02)
Weighted average common shares outstanding	40,179,254	37,725,650	39,354,254	37,660,831

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During The Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	—	—	38,370,087	$383,701	$2,742,888	$(2,600,786)	$525,803

Stock based compensation - consultants					20,816		20,816
Stock based compensation - employees					343,855		343,855
Stock options exercised			10,000	100	1,400		1,500
Issuance of common stock at $0.50 per share			2,270,000	22,700	1,112,300		1,135,000
Issuance of preferred stock and warrants at $0.50 per share, net of expenses	2,000,000				973,021		973,021
Deemed dividend on preferred stock		$20,000			980,000	(1,000,000)	—
Net loss						(925,409)	(925,409)

Balance, June 30, 2007	2,000,000	$20,000	40,650,087	$406,501	$6,174,280	$(4,526,195)	$2,074,586

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to
	2007	2006	June 30, 2007
OPERATING ACTIVITIES:
Net loss	$(925,409)	$(578,395)	$(3,526,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,292	14,651	76,420
Stock-based compensation employees	343,855	39,558	817,611
Stock-based compensation consultants	20,816	76,617	304,745
Gain on disposal of fixed assets	-	-	(21,689)
Write-off of obsolete inventories	-	12,147	25,188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,185	25,346	(16,997)
Accounts payable	(5,915)	(697)	(7,929)
Accrued liabilities	7,781	937	(15,025)
Net cash used in operating activities	(538,395)	(409,836)	(2,363,871)

INVESTING ACTIVITIES:
Purchases of fixed assets	(10,928)	-	(10,928)
Proceeds from the sale of assets	-	-	25,740

Net cash provided by (used in) investing activities	(10,928)	-	14,812

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,135,000	502,048	1,657,048
Net proceeds from issuance of preferred stock	973,021	-	973,021
Proceeds from exercise of stock options	1,500	4,275	12,000
Net cash provided by financing activities	2,109,521	506,323	2,642,069

Net increase in cash and cash equivalents	1,560,198	96,487	293,010

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,802	441,025	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,735,000	$537,512	$1,735,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	-	-	$565,000
Issuance of common stock in settlement of bankruptcy debt	-	-	$60,000
Fresh start adjustment to fixed assets and Patents	-	-	$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements
June 30, 2007

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through June 30, 2007, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. The Company has working capital of $1,830,888 and cash and cash equivalents of $1,735,000 at June 30, 2007. If the Company does not receive additional funding in 2007, the Company may not have sufficient funds to execute its intended business plan or generate positive operating results. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives additional funding, such funding may be inadequate, or the Company may incur unknown expenses, or it may not be able to meet its revenue forecast, requiring it to seek additional capital.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SOFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the six months ended June 30, 2007 and 2006, stock-based compensation was approximately $365,000 and $116,000, respectively. Stock-based compensation expense of $184,216 and $116,175 was recognized in general and administrative expenses for the six months ended June 30, 2007 and 2006, respectively. Stock based compensation expense of $180,455 and $0 was recognized in sales and marketing expense for the six months ended June 30, 2007 and 2006, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of June 30, 2007, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 6,097,513 reserved at June 30, 2007. At June 30, 2007, the Company had outstanding 3,297,000 options under the Option Plan representing approximately 8.1% of the outstanding shares (2,437,333 of which were exercisable), with 2,800,513 available for future issuance. Awards under the Company’s Option Plan vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the six months ending June 30, 2007 and 2006:

	2007	2006
Estimated/contract life	5 years	5 years
Risk-free interest rate	4.92%	5.13%
Expected volatility	140%	220%
Expected dividend yield	0%	0%

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

Volatility is a calculation based on the Company’s stock price since the beginning of the Successor Company. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in our area of interest, the current development stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding December 31, 2006	3,281,114	2,330,000	$0.42
Options granted	(977,000)	977,000	$0.95
Options exercised	10,000	(10,000)	$0.15
Additional options available	486,399	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	2,800,513	3,297,000	$0.58	8.24	$1,724,750
Exercisable at June 30, 2007		2,437,333	$0.44	7.77	$1,615,583

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $9,500 and $48,175, respectively. At June 30, 2007, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $677,333 which is expected to be recognized over the next two years.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$53,717	$50,876
Work in process	-	-
Finished goods	73,105	73,105
Totals	$126,822	$123,981

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”, which is effective on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of deficit accumulated during the development stage. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption does not have a material impact on the Company's financial position or results of operations.

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

	As previously reported in the 2006 10-QSB	After re-classification	As previously reported in the 2006 10-QSB	After re-classification
	Quarter ended June 30, 2006	Quarter ended June 30, 2006	Six Months ended June 30, 2006	Six Months ended June 30, 2006
Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	67,690	118,330	104,590	215,548
General and administrative	189,431	138,791	479,027	368,069
Total operating expenses	257,121	257,121	583,617	583,617
Operating loss	(257,121)	(257,121)	(583,617)	(583,617)
Other income, net	2,002	2,002	5,222	5,222
Net loss	$(255,119)	$(255,119)	$(578,395)	$(578,395)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Common Shares outstanding	37,725,650	37,725,650	37,660,831	37,660,831

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2007 and 2006, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and six months ended June 30, 2007 are options to purchase 3,297,000 shares of common stock, 2,000,000 shares issuable upon conversion of Series A Convertible Preferred Stock and 250,000 shares issuable upon exercise of warrants. For the three and six months ended June 30, 2006, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are options to purchase 1,350,000 shares of common stock.

3. Stockholders Equity

Preferred Stock and Warrants

On June 12, 2007, the Company’s Articles of Incorporation were amended to designate 2,250,000 of the Company’s undesignated capital stock as Series A Convertible Preferred Stock (the “Preferred”) with par value $0.01 per share. At issuance, the Preferred is convertible into an equal number of shares of the Company’s common stock based upon an initial conversion price of $.50 per share and carries a liquidation preference of like amount. After December 31, 2007, the Preferred will be convertible into common stock at conversion prices ranging from $0.125 to $0.50 per share depending on revenue levels attained through that date. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible, (iii) automatic conversion in the event either of an underwritten public offering exceeding $30 million in gross proceeds to the Company at an offering price in excess of $2.00 per share or approval of 67% of the Preferred holders and (iv) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. If the Company declares a dividend or a distribution on any common stock of the Company, the Company shall pay a dividend or make a distribution on all outstanding shares of Preferred in an amount per share equal to the maximum amount paid or set aside for all shares of common stock into which each such share of Preferred could then be converted. On June 15, 2007, the Company sold 2,000,000 shares of its Preferred, to three accredited investors for gross proceeds of $1,000,000 in cash. As additional consideration for the purchase of the Preferred, the Company issued five-year warrants to purchase 250,000 additional shares of Preferred at an initial exercise price of $0.50 per share.

The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated relative fair values of the Preferred and the warrants, in approximate amounts of $782,000 and $218,000, respectively, were calculated assuming the most favorable conversion price determinable to the Preferred shareholders. The value of the BCF was determined by the intrinsic value method and the fair value of the warrants was determined by the Black-Scholes option-pricing model at the date of issuance. The warrant fair value was determined assuming a five-year term, stock volatility of 140%, and a risk-free interest rate of 5.10%. The stand-alone fair value of the BCF was determined to be substantially higher than the proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering. Per the guidance of EITF No. 98-5, the value of the BCF and warrants are treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, is recorded as an increase to both additional paid-in-capital and deficit accumulated during the development stage at the time of issuance.

Common Stock

In March of 2007, the Company issued 950,000 common shares at $0.50 per share in a Regulation D offering, adding $475,000 to stockholders’ equity. In the second quarter of 2007, the Company issued 1,320,000 common shares at $0.50 per share in a Regulation D offering, adding $660,000 to stockholders’ equity.

Stock Options

In April 2007, the Company granted an option to purchase 500,000 common shares of the Company’s stock at an exercise price of $0.85 to its director of sales and marketing. One third of the option vests upon grant, with another third vesting over each of the next two years on the annual anniversary of the grant.

In June 2007, the Company granted an option to purchase 400,000 common shares of the Company’s stock at an exercise price of $1.10 to a new member of the Board of Directors. One third of the option vests upon grant, with another third vesting over each of the next two years on the annual anniversary of the grant.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavStatTM’ Optical Biopsy System (“WavStatTM”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at three institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

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

In addition, we are seeking to heighten market acceptance of our colon cancer detection technology by demonstrating to managed care organizations that using our optical biopsy technique is faster, more accurate and less expensive than the current technique of removing all suspicious polyps.

SpectraScience expects to incur significant additional operating losses through at least 2007, as we complete a clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing costs to commercialize the WavSTAT(TM) System. If we do not receive additional funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives funding in the second half of 2007, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, one or more of these circumstances require us to seek additional capital.

During the first half of 2007, the Company raised $2,135,000 in Regulation D private placements of its shares to accredited investors.

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

	As previously reported in the 2006 10-QSB	After re-classification	As previously reported in the 2006 10-QSB	After re-classification
	Quarter ended June 30, 2006	Quarter ended June 30, 2006	Six Months ended June 30, 2006	Six Months ended June 30, 2006
Gross revenue	$-	$-	$-	$-
Operating expenses:
Research and development	67,690	118,330	104,590	215,548
General and administrative	189,431	138,791	479,027	368,069
Total operating expenses	257,121	257,121	583,617	583,617
Operating loss	(257,121)	(257,121)	(583,617)	(583,617)
Other income, net	2,002	2,002	5,222	5,222
Net loss	$(255,119)	$(255,119)	$(578,395)	$(578,395)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Common Shares outstanding	37,725,650	37,725,650	37,660,831	37,660,831

For the Three Months ended June 30, 2007 and 2006

The Company had no revenue for the three months ended June 30, 2007 and 2006.

Overall research and development expenses for the three months ended June 30, 2007 and 2006 were $119,856 and $118,330, respectively. Research and development expenses related specifically to new product and application development while conducting a clinical trial.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $278,707 and $138,791, respectively. The increase for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to an increase in stock option compensation expense.

Sales and marketing expenses for the three months ended June 30, 2007 and 2006 were $273,081 and $0, respectively. This increase was due to the Company beginning to build a sales organization to commence selling the WavSTAT™ system.

Other income, net for the three months ended June 30, 2007 and 2006 was $8,795 and $2,002, respectively. The decrease was primarily due to a decrease in interest income due to lower cash balances.

As a result of the above, the net loss for the three months ended June 30, 2007 and 2006 was ($662,849) and ($255,119), respectively. The increase in losses was primarily due to increases in stock option compensation expense and new sales and marketing activities.

For the Six Months ended June 30, 2007 and 2006

The Company had no revenue for the six months ended June 30, 2007 and 2006.

Overall research and development expenses for the six months ended June 30, 2007 and 2006 were $194,298 and $215,548, respectively. For both reporting periods, research and development expenses related specifically to new product and application development in a clinical trial.

General and administrative expenses for the six months ended June 30, 2007 and 2006 were $444,622 and $368,069, respectively. The increase for the six months ended June 30, 2007 compared to June 30, 2006 was primarily due to higher professional fees and stock option compensation expense in 2007.

Sales and marketing expenses for the six months ended June 30, 2007 and 2006 were $296,195 and $0, respectively. This increase was due to the Company beginning to build a sales organization to commence selling the WavSTAT™ system and the effect of related stock option compensation expense.

Other income, net for the six months ended June 30, 2007 and 2006 was $9,706 and $5,222, respectively. The increase was primarily due to increased interest income a result of higher cash balances during the six months ended June 30, 2007.

As a result of the above, the net loss for the six months ended June 30, 2007 and 2006 was ($925,409) and ($578,395), respectively. The increase in losses was primarily due to an increase in sales and marketing expense related specifically to building a sales organization to begin selling the Company’s WavSTAT™ system and to attendant increased stock option compensation expense.

Liquidity and Capital Resources

On June 30, 2007, the Company had cash balances of $1,735,000 compared to $174,802 at December 31, 2006 representing an increase of $1,560,198. The cash increased primarily due to funds raised through the Regulation D placement of the Series A Convertible Preferred Stock and Regulation D private placements of common stock. During the first half of 2007, the Company raised $973,021, net of issuance costs, from the sale of Series A Convertible Preferred Stock and $1,135,000 in three private placements of its common stock, in each case sold to accredited investors. In the first half of 2007, in total the Company issued 2,270,000 common shares and 2,000,000 Series A Convertible Preferred shares at $0.50 per share in a Regulation D offering to accredited investors, adding $2,108,021 to stockholders’ equity. Principal cash use for operations during the quarter ended June 30, 2007 was for professional fees and salaries. There have been minimal capital equipment expenditures and none are foreseen.

SpectraScience expects to incur significant additional operating losses through at least 2007, as we complete a clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing costs to commercialize the WavSTAT(TM) System. If we do not receive additional funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives funding in the second half of 2007, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2007, which have materially affected or are reasonably likely to materially affect such controls.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made Rule 506 Regulation D offering of 1,320,000 common shares and 2,000,000 preferred series A shares at $0.50 per share to accredited investors during the second quarter of 2007, netting $1,660,000. The Company recorded approximately $26,000 in costs of issuance related to the Series A Convertible Preferred Stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 4.1	Preferred Series A Agreement

Exhibit 4.2	Warrant Agreement

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-QSB

June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

August 14, 2007	/s/ James Hitchin
Date	JAMES HITCHIN
President, Chief Executive Officer and Chief Financial Officer (Principal executive officer, principal financial officer, and principal accounting officer)