Form 10QSB
period 2007-09-30
SPECTRASCIENCE INC
filed 2007-11-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_____________

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

YES ☒ NO ☐

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding on  November 14, 2007 was 40,650,087. As of this date, the Registrant also had 2,000,000 Series A Convertible Preferred stock outstanding and warrants to purchase 250,000 shares of Series A Convertible Preferred stock.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SpectraScience, Inc.
(A Development Stage Enterprise)

PART I FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)

SpectraScience, Inc.
(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,297,540	$174,802
Inventories	126,822	123,981
Prepaid expenses and other current assets	41,133	50,933
Total current assets	1,465,495	349,716

Fixed assets, net	10,290	-
Patents, net	228,495	243,062

TOTAL ASSETS	$1,704,280	$592,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,062	$57,689
Accrued liabilities	8,292	9,286

Total current liabilities	60,354	66,975

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value: Authorized - 2,250,000 shares Issued and outstanding - 2,000,000 shares at September 30, 2007 (0 shares at December 31, 2006)	20,000	-

Common stock, $.01 par value:
Authorized--100,000,000 shares
Issued and outstanding 40,650,087 shares at September 30, 2007 (38,370,087 shares at December 31, 2006)	406,501	383,701
Additional paid-in capital	6,835,186	2,742,888
Deficit accumulated during the development stage	(5,617,761)	(2,600,786)
TOTAL STOCKHOLDERS’ EQUITY	1,643,926	525,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,704,280	$592,778

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		August 2, 2004 (Inception of Successor Company) to September 30,
	2007	2006	2007	2006	2007

Gross revenue	$-	$-	$-	$-	$-
Operating expenses:
Research and development	198,159	93,725	392,458	309,274	1,129,533
General and administrative	756,827	241,514	1,201,449	609,582	3,118,218
Sales and Marketing	154,419	-	450,613	-	450,613
Total operating Expenses	1,109,405	335,239	2,044,520	918,856	4,698,364
Operating loss	(1,109,405)	(335,239)	(2,044,520)	(918,856)	(4,698,364)

Other income, net	17,840	4,994	27,545	10,215	80,603
Net Loss	(1,091,565)	(330,245)	(2,016,975)	(908,641)	(4,617,761)
Deemed dividend on preferred stock	-	-	(1,000,000)	-	(1,000,000)
Net loss applicable to common stockholders	$(1,091,565)	$(330,245)	$(3,016,975)	$(908,641)	$(5,617,761)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.02)
Weighted average common shares outstanding	40,650,087	38,351,754	39,786,198	37,891,138

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During The Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	--	--	38,370,087	$383,701	$2,742,888	$(2,600,786)	$525,803

Stock based compensation - consultants					442,520		442,520
Stock based compensation - employees					583,057		583,057
Stock options exercised			10,000	100	1,400		1,500
Issuance of common stock at $0.50 per share			2,270,000	22,700	1,112,300		1,135,000
Issuance of preferred stock and warrants at $0.50 per share, net of expenses	2,000,000				973,021		973,021
Deemed dividend on preferred stock		$20,000			980,000	(1,000,000)	--
Net loss						(2,016,975)	(2,016,975)

Balance, September 30, 2007	2,000,000	$20,000	40,650,087	$406,501	$6,835,186	$(5,617,761)	$1,643,926

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,		August 2, 2004 (Inception of Successor Company) to
	2007	2006	September 30 2007
OPERATING ACTIVITIES:
Net loss	$(2,016,975)	$(908,641)	$(4,617,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,307	21,106	82,436
Stock-based compensation employees	583,057	245,786	1,056,813
Stock-based compensation consultants	442,520	30,518	726,449
Gain on disposal of fixed assets		-	(21,689)
Write-off of obsolete inventories		12,147	25,188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,959	(11,985)	(20,222)
Accounts payable	(5,627)	20,394	(7,642)
Accrued liabilities	(994)	2,642	(23,801)
Net cash used in operating activities	(974,753)	(588,033)	(2,800,229)

INVESTING ACTIVITIES:
Purchases of fixed assets	(12,030)	-	(12,030)
Proceeds from the sale of assets	-	-	25,740

Net cash provided by (used in) investing activities	(12,030)	-	13,710

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,135,000	502,048	1,657,048
Net proceeds from issuance of preferred stock	973,021	-	973,021
Proceeds from exercise of stock options	1,500	5,775	12,000
Net cash provided by financing activities	2,109,521	507,823	2,642,069

Net increase (decrease) in cash and cash equivalents	1,122,738	(80,210)	(144,450)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,802	441,025	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,297,540	$360,815	$1,297,540

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	-	-	$565,000
Issuance of common stock in settlement of bankruptcy debt	-	-	$60,000
Fresh start adjustment to fixed assets and patents	-	-	$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements
September 30, 2007

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise. Since August 2, 2004, it has not generated any revenue from the sale of its products and, through September 30, 2007, its efforts have been principally devoted to restarting the Company as it emerged from bankruptcy. The Company has working capital of $1,405,141 and cash and cash equivalents of $1,297,540 at September 30, 2007. If the Company does not receive additional funding in 2007, the Company may not have sufficient funds to execute its intended business plan or generate positive operating results. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives additional funding, such funding may be inadequate, or the Company may incur unknown expenses, or it may not be able to meet its revenue forecast, requiring it to seek additional capital.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006. In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the nine months ended September 30, 2007 and 2006, stock-based compensation was approximately $1,026,000 and $267,000, respectively. Stock-based compensation expense of approximately $784,000 and $267,000 was recognized in general and administrative expenses for the nine months ended September 30, 2007 and 2006, respectively. Stock based compensation expense of approximately $242,000 and $0 was recognized in sales and marketing expense for the nine months ended September 30, 2007 and 2006, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of September 30, 2007, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 6,097,513 reserved at September 30, 2007. At September 30, 2007, the Company had outstanding 4,772,000 options under the Option Plan representing approximately 11.7% of the outstanding shares (2,903,334 of which were exercisable), with 1,325,513 available for future issuance. Awards under the Company’s Option Plan vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the nine months ending September 30, 2007 and 2006:

	2007	2006
Estimated/contract life	5 years	5 years
Risk-free interest rate	4.37%	5.13%
Expected volatility	138%	220%
Expected dividend yield	0%	0%

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

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	3,281,114	2,330,000	$0.42
Options granted	(2,452,000)	2,452,000	$0.86
Options exercised	10,000	(10,000)	$0.15
Additional options available	486,399	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2007	1,325,513	4,772,000	$0.65	8.60	$2,874,300
Exercisable at September 30, 2007		2,903,334	$0.50	7.91	$2,189,250

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $9,500 and $54,841, respectively. At September 30, 2007, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $757,000, which is expected to be recognized over the next two years.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market value. Cost includes direct material, labor and overhead. Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$53,717	$50,876
Work in process	-	-
Finished goods	73,105	73,105
Totals	$126,822	$123,981

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the nine months ended September 30, 2007 and 2006, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and nine months ended September 30, 2007 include options to purchase 4,772,000 shares of common stock, 2,000,000 shares issuable upon conversion of Series A Convertible Preferred Stock (“Preferred”) and 250,000 Preferred shares issuable upon exercise of warrants. For the three and nine months ended September 30, 2006, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are options to purchase 2,340,000 shares of common stock.

3. Stockholders Equity

Preferred Stock and Warrants

On June 12, 2007, the Company’s Articles of Incorporation were amended to designate 2,250,000 of the Company’s undesignated capital stock as Series A Convertible Preferred Stock (the “Preferred”) with par value $0.01 per share. At issuance, the Preferred is convertible into an equal number of shares of the Company’s common stock based upon an initial conversion price of $.50 per share and carries a liquidation preference of like amount. After December 31, 2007, the Preferred will be convertible into common stock at conversion prices ranging from $0.125 to $0.50 per share depending on revenue levels attained through that date. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible, (iii) automatic conversion in the event either of an underwritten public offering exceeding $30 million in gross proceeds to the Company at an offering price in excess of $2.00 per share or approval of 67% of the Preferred holders and (iv) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. If the Company declares a dividend or a distribution on any common stock of the Company, the Company shall pay a dividend or make a distribution on all outstanding shares of Preferred in an amount per share equal to the maximum amount paid or set aside for all shares of common stock into which each such share of Preferred could then be converted. On June 15, 2007, the Company sold 2,000,000 shares of its Preferred to three accredited investors for gross proceeds of $1,000,000 in cash. As additional consideration for the purchase of the Preferred, the Company issued five-year warrants to purchase 250,000 additional shares of Preferred at an initial exercise price of $0.50 per share.

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

In July 2007, the Company granted an option to purchase 75,000 common shares of the Company’s stock at an exercise price of $1.05 to an employee. One third of the option vests upon grant, with another third vesting over each of the next two years on the annual anniversary of the grant.

In September 2007, the Company granted options to purchase a total of 400,000 common shares of the Company’s stock at an exercise price of $0.75 each to a new member of the Board of Directors and an observer to the Board of Directors. Additional options to purchase 400,000 and 200,000 shares of common stock at exercise prices of $0.90 and $0.75, respectively, were granted to consultants. One third of these options vest upon grant, with another third vesting over each of the next two years on the annual anniversary of the grant.

4. Subsequent Events

In October 2007, the Company retained a Registered Broker-Dealer to assist it in selling up to $15 million of its common stock to accredited individuals and institutions. As of the date of this filing, the Company had not yet sold any stock under this arrangement.

On November 6, 2007, the Company acquired all of the outstanding shares of Luma™ Imaging Corporation (“Luma”). Luma has developed and received FDA approval for an optical non-invasive diagnostic imaging system that is proven to more effectively detect cervical cancer precursors than using conventional means alone. The Luma™ Cervical Imaging System utilizes a single-use disposable probe and requires little additional training as it leverages clinicians’ existing skill sets. When used as an adjunct to colposcopy (the present standard of diagnosis) the Luma™ System detects significantly more high-grade cervical cancer precursors than colposcopy alone. The addition of the Luma™ System provides the Company with significant new and complementary technologies both in the form of immediately marketable products and intellectual property. The Luma™ System also fits well strategically into the Company’s current suite of diagnostic and treatment products.

The Company issued 11.2 million restricted common shares with an estimated market value of approximately $7.8 million to acquire the assets (primarily intellectual property), of Luma in a negotiated transaction. Luma existed as a holding company for intellectual property assets of its predecessor company and SpectraScience acquired no liabilities as a result of the transaction. The Company has not yet finalized the purchase price allocation pending appraisal of the intellectual property. Upon completion of such appraisal the Company expects to allocate the purchase price to intangible assets comprised of intellectual property and goodwill.

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

Plan of Operation

We are a development stage medical device company that has not yet engaged in significant commercial activities. During early 2008 we intend to complete a clinical trial with our WavSTAT™ system for the detection of Barrett’s syndrome, thought to be a pre-cancerous condition of the esophagus. The progression toward esophageal cancer begins with several pre-cancerous stages. It is critical for the physician to be able to identify these various stages of the disease in order to deliver the most appropriate treatment. As with all cancers, early and accurate detection results in less invasive, more cost effective treatments with a greater chance for long term patient survival.

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

High-grade dysplasia is a critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus if Barrett's esophagus when high-grade dysplasia is present. Unfortunately for the patient, dysplasia is not easily visible to the physician during standard endoscopy. Because early diagnosis is critical, multiple biopsies may be performed either randomly or in a geometric pattern in the esophagus in the hope of finding the most appropriate tissue to biopsy.

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

SpectraScience expects to incur significant additional operating losses through at least 2008, as we complete a clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing costs to commercialize the WavSTAT(TM) System. If we do not receive additional funding in a timely manner, the Company could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives funding in the fourth quarter of 2007, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, one or more of these circumstances require us to seek additional capital.

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

For the Three Months ended September 30, 2007 and 2006

The Company had no revenue for the three months ended September 30, 2007 and 2006.

Overall research and development expenses for the three months ended September 30, 2007 and 2006 were $198,159 and $93,725, respectively. The increase in research and development expenses related specifically to new product and application development while conducting a clinical trial in the prior period.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $756,827 and $241,514, respectively. The increase for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a non-cash increase in stock option compensation expense.

Sales and marketing expenses for the three months ended September 30, 2007 and 2006 were $154,419 and $0, respectively. This increase was due to the Company beginning to build a sales organization to commence selling the WavSTAT™ system.

Other income, net for the three months ended September 30, 2007 and 2006 was $17,840 and $4,994, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances during the three months ended September 30, 2007.

As a result of the above, the net loss for the three months ended September 30, 2007 and 2006 was ($1,091,565) and ($330,245), respectively. The increased net loss was primarily due to increases in stock option compensation expense and new sales and marketing activities.

For the Nine months ended September 30, 2007 and 2006

The Company had no revenue for the nine months ended September 30, 2007 and 2006.

Overall research and development expenses for the nine months ended September 30, 2007 and 2006 were $392,458 and $309,274, respectively. For both reporting periods, research and development expenses related specifically to new product and application development in a clinical trial.

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $1,201,449 and $609,582, respectively. The increase for the nine months ended September 30, 2007 compared to September 30, 2006 was primarily due to higher professional fees and non-cash stock option compensation expense in 2007 as compared to the prior period.

Sales and marketing expenses for the nine months ended September 30, 2007 and 2006 were $450,613 and $0, respectively. This increase was due to the Company beginning to build a sales organization to commence selling the WavSTAT™ system and the effect of related stock option compensation expense.

Other income, net for the nine months ended September 30, 2007 and 2006 was $27,545 and $10,215, respectively. The increase was primarily due to an increase in interest income a result of higher interest bearing cash balances during the nine months ended September 30, 2007.

As a result of the above, the net loss, before the deemed dividend on preferred stock, for the nine months ended September 30, 2007 and 2006 was ($2,016,975) and ($908,641), respectively. The increase in losses was primarily due to an increase in sales and marketing expense related specifically to building a sales organization to begin selling the Company’s WavSTAT™ system and to increased non-cash stock option compensation expense.

Liquidity and Capital Resources

On September 30, 2007, the Company had cash balances of $1,297,540 compared to $174,802 at December 31, 2006 representing an increase of $1,122,738. The cash increased primarily due to funds raised through the Regulation D placement of the Series A Convertible Preferred Stock and Regulation D private placements of common stock. During the first half of 2007, the Company raised $973,021, net of issuance costs, from the sale of 2,000,000 shares of Series A Convertible Preferred Stock at $0.50 per share and $1,135,000 in three private placements of an aggregate of 2,270,000 shares of common stock at $0.50 per share, in each case sold to accredited investors, adding $2,108,021 to stockholders’ equity. Principal cash use for operations during the quarter ended September 30, 2007 was for professional fees and salaries. There have been minimal capital equipment expenditures and none are foreseen.

SpectraScience expects to incur significant additional operating losses through at least 2008, as we complete a clinical trial, begin outcome-based clinical studies, research and development activities continue, and sales and marketing costs to commercialize the WavSTAT(TM) System. If we do not receive additional funding in a timely manner, the Company may be unable to continue as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives funding in the fourth quarter of 2007, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital.

Item 3A(T).   Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2007, which have materially affected or are reasonably likely to materially affect such controls.

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
.

SpectraScience, Inc.
FORM 10-QSB

September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

November 14, 2007	/s/ James Hitchin
Date	James Hitchin
President, Chief Executive Officer and Chief Financial Officer
(Principal executive officer, principal financial officer, and principal accounting officer)