Form 10KSB
period 2007-12-31
SPECTRASCIENCE INC
filed 2008-03-31
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2007

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
Yes  ☐  No  ☒

Issuer’s revenues for each of its fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

As of March 27, 2008, the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 67,608,372. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,636,000 based on the last reported sale price of $1.04 on December 31, 2007. (Symbol SCIE:OB)

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documentation and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders in May 2008 are incorporated in Part III of this report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SPECTRASCIENCE, INC.
(A Development Stage Enterprise)

FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

SpectraScience, Inc. (“SpectraScience”) was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company”, hereinafter refers to SpectraScience, Inc. and its wholly-owned subsidiary, Luma Imaging Corporation. From 1996 until filing for bankruptcy in 2002, the Company focused on developing the WavSTAT® Optical Biopsy System (“WavSTAT”). The WavSTAT is a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue, without the need to remove tissue from the body.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. You can reach us by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. Our website address is http://www.spectrascience.com, however the information contained on our web site is not deemed to be a part of this document.

Reorganization

The Company adopted “fresh-start reporting” effective August 2, 2004, given the absence of any operating activity or other significant activity for almost two years, in accordance with the guidelines of the A.I.C.P.A.’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

The Company received funding and commenced operations effective August 2, 2004 and as of that date (for purposes of this Report, the “Effective Date”) the Company became the “Successor Company.” The Company as it existed prior to August 2, 2004, is referred to as the “Predecessor Company.”

Acquisition of Luma Imaging Corporation Assets

On November 6, 2007, the Company acquired 100% of the shares of Luma Imaging Corporation (“LUMA®”) from its shareholders in consideration for 11.2 million restricted shares of SpectraScience common stock (see Note 1 of the accompanying consolidated financial statements).

LUMA had developed and received approval from the US Food and Drug Administration (the “FDA”) for an optical, non-invasive diagnostic imaging system that is proven to more effectively detect cervical cancer precursors than using conventional means alone (i.e. colposcopy). The LUMA Cervical Imaging System utilizes a single-use disposable probe and requires little additional training as it leverages clinician’s existing skill sets. When used as an adjunct to colposcopy, LUMA detects significantly more high-grade cervical cancer precursors than colposcopy alone.

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consists of a total of 28 issued US Patents, Notice of Allowance on 2 patent applications and 21 additional patent applications.

Products and Markets

SpectraScience has developed a technology platform to instantly determine if tissue is normal, pre-cancer or cancerous, without the need for exploratory biopsy. The Company has received its first FDA approval to market its proprietary and patented optical biopsy system capable of determining instantaneously whether colon tissue is normal, pre-cancerous or cancerous without physically removing tissue from the body and without waiting days for a pathology report. The Company has also developed an additional application for the detection of pre-cancerous and cancerous tissue in the esophagus, as well as recently expanded its product offerings to cervical cancer and pre-cancer detection through the acquisition of Luma Imaging Corporation.

The WavSTAT operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer and, if warranted, to begin immediate treatment during the same procedure. The SpectraScience WavSTAT uses laser-induced auto-fluorescence to obtain spectral information from tissue at the suspected site. The system is a non-significant risk device which transmits low-level UV laser light energy through an optical fiber to the tissue via the working channel of an endoscope. The tissue in contact with the optical fiber absorbs the light. The resulting tissue auto-fluorescence is collected by the same optical fiber and returned to an optical detector within the WavSTAT console for measurement. The system analyzes the spectral data and displays the results graphically for the user as normal tissue (green light), suspected pre-cancer, or cancer (red light). Data are recorded on a printer and saved in flash memory and a hard drive. The WavSTAT has been tested at five leading medical centers, including the Mayo Clinic and Massachusetts General Hospital, with results demonstrating statistically significant improvement in physician accuracy in the ability to detect pre-cancerous and cancerous tissue during endoscopy.

The WavSTAT was specifically designed to serve as a technology platform to facilitate multiple medical applications for cancer detection. SpectraScience sees additional opportunities for this core technology in several other large as-yet-unexplored markets which include lung, skin, oral, prostate, breast, urinary and bladder cancer detection. The Company is currently developing additional applications of its platform for these markets, and is analyzing feasibility of the use of our technology and the revenue opportunity for each market.

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the US with approximately 148,610 new cases annually. With an estimated 55,170 deaths in 2006, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the US. Colorectal cancer affects men and women equally and more women over the age of 75 will die from colorectal cancer than from breast cancer. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the US) with the screening market expected to increase 20% over the next ten years. Demographic statistics for the European Union are very similar.

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the lower colon also known as a flexible sigmoidoscopy or, alternately, a full colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed as a matter of course and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all polyps) require, "individualized treatment on a case by case basis". The clinical utility of the WavSTAT occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician's discretion based primarily on visual assessment, whether to remove the polyp, place the patient under surveillance, or to biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the polyp must then be removed during a second costly endoscopy procedure.

Relative to colorectal cancer, five-year survival rates as reported by the American Cancer Society are as follows:

•	Approximately 92% of patients live five years or longer if the cancer is detected and treated at an early stage;

•	Only 35% of patients live five years or longer if the cancer spreads outside the polyp and colon to nearby organs or lymph nodes; and

•	The five-year survival rate for those patients in whom the cancer has spread further to the liver or other organs is only 7%.

Clearly, early detection of colorectal cancer is essential to long-term survival. Unfortunately, the American Cancer Society reports that only 37% of colorectal cancers are detected at an early stage. Clinical studies indicate that colorectal cancer screening procedures result in earlier detection and can prevent as many as 20 to 40% of potential colorectal cancers and subsequently reduce colorectal cancer deaths by 30 to 50%. Colorectal screening procedures not only save lives, they also save money. If a patient is not diagnosed until symptoms develop and the disease has spread, or if misdiagnosed at an early stage, the chance of patient survival plummets and more advanced treatment regimens such as surgery, chemotherapy and/or radiation become necessary.

The WavSTAT was specifically designed to be used during screening endoscopy of the colon to aid and improve the physician's ability to identify small polyps as normal, pre-cancerous or cancerous tissue in real time. Results from the Company's FDA regulated clinical studies performed at the Mayo Clinic (Rochester, MN), Massachusetts General Hospital (Boston, MA), Hennepin County Medical Center (Minneapolis, MN) and Minnesota Gastroenterology P.A. (St. Paul and Minneapolis, MN) demonstrated that using the WavSTAT during colorectal endoscopic screening increased the physician's diagnostic accuracy in detecting pre-cancerous or cancerous polyps by a statistically significant amount.

Based on the results demonstrated by these clinical studies, management believes that using the WavSTAT will:

•	Significantly improve the physician's diagnostic accuracy in determining whether small polyps in the colon are pre-cancerous or cancerous;

•	Improve patient survival rates by earlier detection and treatment of cancers, and more importantly pre-cancers, by more accurately identifying cancers or pre-cancers the physician may misdiagnose;

•	Improve the patient's quality of life by providing an immediate analysis of the tissue, thereby eliminating the anxiety of waiting several days to hear the pathology results;

•
Enable the physician to diagnose and treat the patient during the same endoscopy procedure with the same biopsy instrument, thereby potentially reducing the need for scheduling a second expensive endoscopy for treatment purposes;

•	Be cost effective by significantly reducing the number of physical biopsies performed and by reducing the number of unnecessary follow-on endoscopies performed; and

•	Be cost effective by reducing the number of misdiagnosed patients, thereby eliminating the need for more costly advanced treatments such as surgery, chemotherapy and/or radiation.

Esophageal Cancer

Barrett’s esophagus is a condition of the lining of the lower esophagus thought to be caused primarily by Gastro Esophageal Reflux Disease (“GERD”), more commonly known as chronic heartburn. Barrett’s esophagus is considered to be a pre-malignant stage and a precursor to esophageal cancer. Physicians typically recommend that persons with chronic heartburn should have an endoscopy to look for Barrett’s esophagus. Some Barrett’s patients will advance further to a stage where additional abnormal tissue called dysplasia is present. Dysplasia is known to be the next progressive step toward esophageal cancer and is categorized as either low-grade or high-grade.

Barrett’s esophagus, dysplasia and esophageal cancer patients are presently diagnosed via endoscopy of the esophagus with the physician taking multiple random physical biopsies of the esophageal lining, a significantly invasive procedure. High-grade dysplasia is a critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus in such an event. Unfortunately for the patient, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. Accurate diagnosis is critical and, as a result, physical biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern throughout the length of the esophagus in the hope of finding the most appropriate tissue to physically biopsy. Current medical practice typically follows the guidelines described below:

•	Patients with chronic GERD (severe heartburn) receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;

•	Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every year to check for dysplasia;

•	Patients with Barrett's esophagus that has progressed to include low grade dysplasia receive an endoscopy with multiple biopsies every 6 months to check for high grade dysplasia; and

•
Patients with Barrett's esophagus that has progressed to include high grade dysplasia receive an endoscopy with multiple biopsies every 3 months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical ablation.

The American Cancer Society estimated that 14,550 new cases of esophageal cancer were diagnosed in the year 2006, with a greater than 90% mortality rate. In addition, the rate of esophageal cancer is growing five times faster than any other form of cancer. The relatively high death rate associated with esophageal cancer typically results from a lack of early diagnosis with the outcome being that the cancer has grown to an advanced stage. As described below, the frequency of endoscopic surveillance for these patients increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

The Company has developed an application for the WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. SpectraScience completed a clinical study in April 2002 using its WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. This clinical trial was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of the evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high-grade versus low-grade dysplasia or non-dysplastic Barrett's esophagus, suggesting that the WavSTAT is effective in detecting pre-cancerous and cancerous tissue. Derived from the study data, a proprietary tissue recognition software algorithm was developed and is being used in a current trial.

The annual potential revenue estimated for esophageal cancer and pre-cancer detection in the US and EU is $850 million and the disposable/re-useable market is estimated at an additional $250-650 Million.

Cervical Cancer

Cervical cancer is the sixth most common form of malignancy in U.S. women, with approximately 10,000 new cases per year. An additional 600,000 women are identified each year as having pre-cancerous cervical disease. Early detection of these pre-cancerous conditions allows clinicians to treat patients more effectively, less expensively, and with fewer lasting health effects. Currently, women with abnormal Pap tests are diagnosed with a colposcope, a decades-old, low-powered binocular microscope technology, which provides only a limited visual assessment of the cervix. In fact, a recent large-scale National Cancer Institute-sponsored clinical trial demonstrated that colposcopy failed to detect 33% of high-grade precancerous lesions in women referred with questionable Pap results. LUMA’s ability to detect close to 30% more ASCUS/LSIL cervical cancer precursors than colposcope alone provides clinicians with a valuable tool in the fight against cervical cancer in addition to colposcopy alone.

More than four million U.S. women have abnormal Pap tests each year, and they typically undergo a series of repeat, stressful and expensive diagnostic tests. For women with precancerous lesions, the long diagnostic cycle can allow the disease to progress and develop into invasive, life-threatening cancers. By providing a more definitive test, it is expected that LUMA will allow clinicians to more effectively manage and treat millions of women who are at risk of cervical cancer.

The LUMA provides a, non-invasive diagnostic imaging system to detect cervical cancer precursors more effectively than using conventional means alone (i.e. colposcopy). The LUMA utilizes a single-use disposable probe and requires little additional training as it leverages clinicians’ existing skill sets. When used as an adjunct to colposcopy, LUMA detects significantly more high-grade cervical cancer precursors than colposcopy alone. Clinical trials comprised of over 3,000 women have demonstrated LUMA’s ability to detect close to 30% more Atypical Squamous Cell of Undetermined Significance/Low-grade Squamous Intraepithelial Lesion (ASCUS/LSIL) cancer cell precursors than colposcopy alone. LUMA received FDA approval as an adjunct to colposcopy in March 2006 and the predecessor company was conducting a 950 patient post-approval study (300 were completed) to further examine its advanced detection capabilities when placed in a practical clinical setting.

In the U.S. alone, over $6 billion is spent annually on the screening, diagnosis and treatment of women with cervical cancer and the colposcopy market alone is approximately $1.0 billion annually. Diagnosing cervical cancer is often a long and uncertain process, requiring repeat visits by anxious patients. Approximately two million colposcopy procedures are performed annually in the United States, with many repeat exams aimed at arriving at a definitive diagnosis. The introduction of HPV-DNA testing is expected to be a catalyst for this market, increasing the number of colposcopy procedures performed each year. LUMA offers a reliable, easy-to-use diagnostic exam that provides rapid answers for clinicians and their patients by greatly reducing missed diagnosis and allowing for early-stage decision and treatment of cervical cancer precursors.

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the Food and Drug Administration (FDA). The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements we could face:

•	fines, injunctions or civil penalties

•	recall or seizure of our products

•	criminal prosecution

•	a recommendation that we not be allowed to contract with the government

•	total or partial suspension of production

•	inability to obtain pre-market clearance/approval for our devices

•	withdrawal of marketing approvals

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, clearance, advertising and promotion of such products.

In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT and LUMAare both Class III devices; this is FDA’s most highly regulated category in the Center for Devices and Radiological Health (CDRH). In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization. Some devices, such as those for blood screening, are regulated by FDA’s Center for Biologics Research and Review (CBER) under an alternate process called a Biologics License Application.

FDA approval to distribute CDRH regulated devices can be obtained in one of two ways. If a new or significantly modified device is “substantially equivalent” to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. We received 510(k) clearance from the FDA for our disposable and reusable Optical Biopsy Forceps in December 1996.

A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must usually conduct clinical trials in compliance with testing protocols and patient “informed consent” forms approved by the Institutional Review Board (IRB or Safety Committee) at each participating research institution. These boards oversee and approve all clinical studies at their institutions (in some cases a central IRB may approve studies at multiple locations). Second, a Pre-Market Approval (PMA) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a pre-market approval application typically takes from six months to two years from the date the application is accepted for filing, but can be significantly longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee, will be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an approval letter or a conditional approval letter which contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue an approval letter, authorizing commercial marketing of the device for certain indications for use. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

Any products manufactured or distributed pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences when using the product

Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The Food Drug and Cosmetic Act requires devices to be manufactured in accordance with Quality System Requirements regulations, which impose procedural and documentation requirements upon a manufacturer and any of its contract manufacturers with respect to manufacturing and quality assurance activities. The frequency and depth of inspections of PMA products are generally more detailed and frequent than products cleared in the 510(k) process. Quality System Requirements regulations also require design controls and maintenance of service records. Changes in existing requirements or adoption or new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

The Company submitted a pre-market approval application for market clearance of the WavSTAT Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT II was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT III in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval, or any new applications, such as for Barrett’s esophagus developed for the WavSTAT will be submitted as supplements to the original filing rather than as original PMA filings.

A similar path was followed for the LUMA Cervical Imaging System with the original PMA being filed by FDA on June 28, 2004. Following interactive communication with FDA and 15 PMA amendments, the product received its PMA approval on March 16, 2006. In addition to the standard conditions of approval, an additional LUMA approval condition was a post-approval study. When the LUMA assets were acquired, approximately one third of the study had been completed. We are now assessing the data from that study and preparing a plan to continue the post-approval study to meet this condition of approval.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We will be subject to additional federal, state and local environmental laws when additional commercial development and production of the WavSTAT and LUMA begin. We are not aware of any manufacturing methods for the Systems that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) we will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon our ability to do business.

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

Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to distribute a medical device in the European Union, the product must earn and display the CE mark. Generally, companies must also go through the ISO certification process in order to obtain the CE mark. SpectraScience received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SpectraScience must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. Our last audit was in 2007, when we earned certification for an additional standard, EN 13485:2003, which is a medical device adaptation of the ISO 9001 standard. We are periodically re-audited to remain ISO 9001 and EN 13485 certified. There can be no assurance that we will be able to maintain international certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

Product Research and Development

The Company invested significant capital in research and development for the fiscal year ended December 31, 2007 as compared to prior recent history. The increase was as a result of increased clinical trial activity and development of the Barrett's software algorithm. Research and development expenses were $796,944 and $406,300 for the fiscal years ended December 31, 2007 and 2006, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such appliance to be non-material for the fiscal year ended December 31, 2007 and the foreseeable future.

Distribution, Sales and Customers

Our objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2008, our sales and marketing efforts will be focused on selling the WavSTAT and LUMA Systems in the colorectal, cervical and esophageal cancer diagnostic markets.

Successful product introduction will require a sales force or a strategic corporate partner that has strongly established call patterns within Managed Care Organizations. Management believes the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT and LUMA Systems, will be a strong component of a product introduction strategy. To further these objectives during 2007, the Company hired a Director of Marketing and Sales, a Director of International Sales, a Manager of Clinical Programs, retained a medical consultant and appointed a European Distributor.

SpectraScience may seek a strategic partner or alliance to further develop and implement product introduction, marketing and sales capabilities. Management would focus on partners with large sales forces and established call patterns within Managed Care organizations. Management believes that use of distributors in its international target markets is appropriate. The distributors should have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success in those markets.

Third-Party Reimbursement

We expect to market and sell the WavSTAT and LUMA Systems primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Sales of the our Systems will, in part, be dependent on the availability of adequate reimbursement from these third party payers for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and timesaving recognized and clinical benefits that we believe will be derived from the use of our products.

Third party payers determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group established by the Center for Medicare and Medicaid Services (“CMS”). The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a diagnosis-related group, payers may deny reimbursement. If reimbursement for a particular procedure is approved, third party payers will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis-related group or per diem, a blend between the health care provider’s reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment.

Upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies are not currently approved for reimbursement by third-party payers, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist’s ability to accurately differentiate among polyps in the colon or Barrett’s esophagus, thereby leading to early detection and subsequent treatment.

Medical equipment capital costs incurred by hospitals are reimbursed separately from diagnosis-related group payments. Changes in federal legislation, or policies of the government or third-party payers that reduce reimbursements under capital cost pass through-systems, could adversely affect the market for our products.

As stated previously, demonstrating cost-effectiveness and improved patient outcomes is critical to the sales cycle since payers evaluate these factors in determining whether to reimburse for new technologies. Payers may also delay reimbursement decisions for a year or more, even when provided with cost-effectiveness data, while they conduct their own technology assessments. The availability of peer-reviewed literature regarding the technology may help payers in reducing this technology assessment timeline. To promote the dissemination of literature regarding the WavSTAT, LUMA and optical biopsy technology, SpectraScience intends to have published clinical utility data in peer-reviewed journals.

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

We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, if any, or what effect it might have on us. Reforms may include (i) mandated basic health care benefits, (ii) controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, (iii) greater reliance on prospective payment systems, (iv) the creation of large insurance purchasing groups, and (v) fundamental changes to the health care delivery system. Management anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment mechanisms. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which reform proposals, if any, will be adopted, when they may be adopted or what impact they may have on SpectraScience. Failure by hospitals and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Sources of Supply

SpectraScience has begun to manufacture the WavSTAT and plans to begin the manufacture of the LUMA at its facility in San Diego. The WavSTAT forceps and LUMA disposable covers are outsourced with a United States contract OEM manufacturer. At the present time SpectraScience performs the manufacturing of the optical fiber portion of the forceps in-house. The Company also performs certain final assembly processes of the WavSTAT Forceps. All WavSTAT and LUMA Systems previously used for pre-clinical testing, FDA compliant clinical trials, and cost effectiveness/outcome clinical studies were manufactured under a Quality System with Standard Operating Procedure controls. Management continues to utilize these quality control Systems and adds to or modifies them as necessary.

The WavSTAT and LUMA Systems are, and will be, manufactured in accordance with current FDA Quality System Regulations (“QSR”) and ISO 9001 International Standards, both of which are necessary to sell products within the United States and the European Union. These requirements impose certain procedural and documentation requirements upon SpectraScience with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom the Company contracts to perform certain manufacturing processes.

During the third quarter of 2007, SpectraScience was granted ISO 9001 and 13485:2003 certification for its manufacturing facility and Quality System. These international standards are the European equivalent to the FDA’s Quality System Regulations. Meeting these standards permits use of the “CE mark” to export the WavSTAT optical biopsy system to the European Union and most other countries of the world.

The manufacturing processes and Standard Operating Procedures required to build a WavSTAT System have been reviewed by the FDA and we are authorized to manufacture the product in our current facility. Both the FDA and the European Notified Body will continue to perform periodic audits as long as SpectraScience manufactures and commercializes medical products

Competition

The medical device industry is highly competitive. Management believes the Company has few direct competitors in applying spectroscopy for the differentiation of normal, pre-cancerous or cancerous tissues in the gastrointestinal tract; however, the development of products using spectroscopic diagnostics for various medical specialties is rapidly growing. To the best of our knowledge, no other competitors have completed FDA clinical studies or submitted a pre-market approval application to the FDA or received CE Mark authority to distribute a product for the detection of colorectal or esophageal cancer.

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology. They could potentially compete with SpectraScience products or technologies. Although none of these companies uses a technology or method which is the same as the SpectraScience technologies and methods.

•
Mediscience Technology (Cherry Hill, New Jersey-OTC:MDSC.OB) has conducted feasibility clinical studies for oral leukopakia, a pre-cancerous condition of the mouth, with a prototype product called CD SCAN which uses a light-based spectroscopy system. They plan to conduct clinical studies in the areas of cervical cancer with products using spectroscopic technology.

•
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

•
SpectRx, Inc. (Norcross, GA-OTC SPRX.PK) is a medical technology company focused on developing medical devices that have the potential to improve health care. The technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, b) methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring and c) methods of delivering insulin to people with diabetes with a SimpleChoice® product line. In 2007, they indicated that they sold their insulin delivery business and will focus on completing the development of their cervical cancer detection device.

Many of these companies have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

•	greater capital resources,

•	greater manufacturing resources,

•	greater resources and expertise in testing products in clinical trials,

•	greater resources and expertise in the areas of research and development,

•	greater expertise in obtaining regulatory approvals, and

•	greater resources for marketing and sales activities.

Patents

SpectraScience currently owns exclusive rights to a total of eight issued US patents and international patents for the WavSTAT technology.

Patent Name	U.S. Patent Number
Optical Biopsy Forceps	5,762,613
System for Diagnosing Tissue with Guidewire	5,601,087
Method of Diagnosing Tissue with Guidewire	5,439,000
Guidewire Catheter and Apparatus for Diagnostic Imaging	5,383,467
Optical Biopsy Forceps System and Method of Diagnosing Tissue	6,066,102
Optical Biopsy Forceps	6,129,683
Optical Biopsy System and Methods for tissue Diagnosis	6,174,291
Optical Forceps System and Method of Diagnosing and Treating Tissue	6,394,964

SpectraScience is also the exclusive licensee through the Massachusetts General Hospital of US Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. The above patents expire between January 2015 and May 2022. Each of the international patents designates several countries for patent protection. In October 2006, the Company filed for a WavSTAT patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue”.

SpectraScience currently owns exclusive rights to a total of twenty-eight issued US patents and international patents for the LUMA technology.

Patent Name	U.S. Patent Number
Spectral Volume Microprobe Analysis of Materials	5,713,364
Spectral Volume Microprobe Arrays	6,104,945
Sheath for Cervical Optical Probe	D453,832
Sheath for Cervical Optical Probe	D453,962
Sheath for Cervical Optical Probe	D453,963
Sheath for Cervical Optical Probe	D456,964
Spectroscopic System Employing a Plurality of Data Types	6,385,484
Spectral Volume Microprobe Arrays	6,411,835
Systems and Methods for Optical Examination of Samples	6,411,838
Spectral Data Classification of Samples	6,421,553
Optical Methods and Systems for Rapid Screening of the Cervix	6,427,082
Sheath for Cervical Optical Probe	D460,821
Substantially Monostatic, Substantially Confocal Optical Systems for Examination of Samples	6,760,613
Fluorescent Fiberoptic Probe for Tissue Health Discrimination and Method of Use Thereof	6,768,918
Method and Apparatus for Identifying Spectral Artifacts	6,818,903
Spectral Volume for Microprobe Arrays	6,826,422
Sheath for Cervical Optical Probe	D507,349
System for Normalizing Spectra	6,839,661
Optical Probe Accessory Device for Use In-Vivo Diagnostic Procedures	6,847,490
Methods of Monitoring Effects of Chemical Agents on a Sample	6,902,935
Sheath for Cervical Optical Probe	D500,134
Optimal Windows for Obtaining Optical Data for Characterization of Tissue Samples	6,933,154
Methods and Apparatus for Displaying Diagnostic Data	7,136,518
Heterodyne System and Method for Sensing a Target Substance	5,022,757
Spectral Volume Microprobe Analysis of Materials	5,813,987
Colonic Polyp Discrimination by Tissue Florescence and Fiberoptic Probe	7,103,401
Optical Methods and Systems for Rapid Screening of the Cervix	7,127,282
Methods and Systems for Correcting Image Misalignment	7,187,810

The Company has also received Notice of Allowance from the U.S. Patent and Trademark Office on two additional applications. An additional 21 patent applications are also pending. In total, more than 500 valid claims have been granted covering a broad range of technology and methods. Foreign rights have further been secured for many of the most important patents.

SpectraScience believes that it holds the single largest patent portfolio of its kind in the field of optical methods for identifying tissue abnormalities, particularly for identifying cancer and its precursors. The Company also believes that its portfolio will protect the core technology and methods embodied in the LUMA and WavSTAT Systems and for many of its foreseeable extensions and will create a substantial barrier to entry for others pursuing similar approaches.

Core Areas of Patent Protection

More specifically, SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

—	Localized tissue characterization using optical methods

—	Specific application of fluorescence and broadband spectroscopy, and video imaging, particularly in combination

—	Designs and use of a disposable sheath, particularly in combination with systems and methods, including use of unique identifiers

—	Algorithmic methods specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods

—	Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers), and in combination with treatment

—	Applications to further system development, including applications for screening, treatment and other fields beyond cervical cancer

SpectraScience holds registered trademarks for the WavSTAT and LUMA Cervical Imaging System and SpectraScience documents, software and graphics are protected by appropriate copyrights.

SpectraScience’s ability to obtain and maintain patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of others will directly affect the success the Company's operations. The Company's strategy regarding the protection of its proprietary intellectual property and innovations is to seek patents on those portions of our technology that management believes are patentable, to obtain copyrights for its software if appropriate, and to protect as trade secrets other confidential information and proprietary know-how. There are certain technological aspects of the WavSTAT and LUMA Systems that are not covered by any patents or patent applications. SpectraScience seeks to protect its trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships.

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

Employees

As of March 27, 2008, SpectraScience had thirteen full-time employees, eight involved with manufacturing and regulatory affairs, three in sales and marketing and two engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

Executive Officers

Name	Age	Position
Jim Hitchin	65	Chairman, President and Chief Executive Officer

James Dorst	53	VP Finance and Chief Financial Officer

The following biographical information was provided by the respective officers.

Jim Hitchin, Chairman, President and CEO joined SpectraScience in January 2004 as part of the bankruptcy acquisition team. For the previous 15 years, he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. Infrasonics was venture funded and completed a successful initial public offering. Mr. Hitchin served as Chairman, President and CEO of Infrasonics during its 15 years as a public company. Infrasonics was the first in its market to have ISO 9001 and the CE Mark for fourteen 510(k) and two PMA products. Infrasonics revenue growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor for 2.5 times revenue. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics.

Jim Dorst, Vice President of Finance and CFO joined the Company in December 2007. Mr. Dorst brings to the Company over 20 years of senior management experience in finance, operations, planning and business transactions. Prior to joining SpectraScience, Mr. Dorst was Chief Financial Officer of Aethlon Medical, Inc., a public medical device development company. Before joining Aethlon, Mr. Dorst was Vice President of Finance and Operations for Verdisoft Corporation, a developmental-stage mobile-software developer acquired by Yahoo, Inc. Previously, he held executive positions as SVP of Finance and Administration at SeeCommerce, COO/CFO of Omnis Technology Corp and CFO / SVP of Information Technology at Savoir Technology Group, Inc. (acquired by Avnet, Inc.). Mr. Dorst practiced as a Certified Public Accountant with Coopers & Lybrand (PricewaterhouseCoopers) and holds an MS in Accounting and a BS in Finance from the University of Oregon.

ITEM 2. DESCRIPTION OF PROPERTY.

SpectraScience leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $5,842 through December 2008, plus a pro rata share of operating expense and real estate taxes (approximately $1,050 per month).

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the symbol SCIE.OB. The last reported bid price of the common stock on March 27, 2008 was $0.75.

The following table sets forth for the calendar period indicated, the quarterly high and low bid prices of our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW
2007:
Fourth Quarter	$1.33	$0.84
Third Quarter	1.26	0.75
Second Quarter	1.65	0.96
First Quarter	1.40	0.76

2006:
Fourth Quarter	2.00	1.45
Third Quarter	1.55	0.90
Second Quarter	1.55	0.62
First Quarter	1.45	0.50

On March 27, 2008 we had approximately 750 registered stockholders of record of the 67,608,372 shares of our common stock. We estimate that there are approximately 4,000 beneficial stockholders of our common stock.

To date, we have not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at the time.

The transfer agent and registrar for our common stock is Wells Fargo Shareowner Services, located at 161 N. Concord Exchange, South Saint Paul, Minnesota 55075. Their telephone number is (800) 468-9716.

Recent Sales of Unregistered Securities

Common Stock

In June 2006, the Company issued 749,325 shares of common stock at a price of $0.67 per share to accredited investors for $502,048 in cash. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

From March through May of 2007, the Company issued 2,270,000 shares of common stock at a price of $0.50 per share to accredited investors for $1,135,000 in cash. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In November 2007, the Company issued 11,200,000 shares of restricted common stock to accredited investors in exchange for the assets of LUMA Imaging Corporation (See “Acquisition of LUMA Imaging Corporation Assets” described in ITEM 1, above). The price paid was based on the value of the underlying assets received, which totaled approximately $5,025,000 or $0.45 per share. This transaction was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

In December 2007, the Company issued 7,142,857 shares of common stock to accredited investors at a price of $0.70 per share. The Company received net cash of approximately $4,379,000 after placement agent commissions and expenses of $600,000 and other transaction expenses of approximately $21,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Preferred Stock

In June 2007, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (“Preferred”) to accredited investors at a price of $0.50 per share for $1,000,000 in cash. As of December 31, 2007, the Preferred is convertible into common stock. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Warrants

In June 2007, the Company issued five-year warrants to accredited investors to purchase 250,000 shares of Preferred at $0.50 per share.

In December 2007, the Company issued 714,285 five-year warrants to purchase common stock at $0.80 per share to Advanced Equities, Inc., the Placement Agent associated with the December private equity financing.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and footnotes that follow such consolidated financial statements.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. With the acquisition of the LUMA product in November 2007, we will be developing a sales plan during the first half of 2008. Over the next twelve months SpectraScience intends to:

•	Begin selling the WavSTAT System in the US and international markets for the detection and treatment of colon cancer and pre-cancer.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Begin marketing and selling the WavSTAT System in US and international markets for the detection of esophageal cancer and pre-cancer.

•
Position and begin selling the LUMA System in the US as an adjunct to colposcopy to specialized OB/GYN clinics (increase revenue), managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for the initial manufacture of both WavSTAT and LUMA Systems in-house and also to begin the design and planning for the next generation of fluorescence-based systems.

Cash Requirements

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash and cash equivalents of approximately $5,188,000 at December 31, 2007 and $175,000 at December 31, 2006. The increase in cash for the fiscal year was a result of the sale of approximately $5,514,000 in common stock and approximately $973,000 in convertible preferred stock, net of issuance fees and expenses, offset by expenses incurred in operations, principally in personnel costs, clinical trial expenses and professional fees. SpectraScience expects that its present cash resources will be sufficient for planned operations for the next twelve months.

SpectraScience expects to incur significant additional operating losses through 2008, as we complete clinical trials, begin outcome-based clinical studies, continue research and development activities, and ramp up sales and marketing efforts to sell both the WavSTAT and LUMA Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events would require us to seek additional capital.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

•	The timing and progress of outcome-based clinical trials

•	The timing and extent to which SpectraScience’s products gain market acceptance

•	The timing and expense of developing marketing and distribution channels

•	The progress and expense of developing next generation products and new applications for the WavSTAT and LUMA Systems

•	The potential requirements and related costs for product modifications

•	The timing and expense of various U.S. and foreign regulatory filings

•	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals, and

•	The status, maintenance and enhancement of SpectraScience’s patent portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Fiscal Year Ended December 31, 2007 As Compared To Fiscal Year Ended December 31, 2006

Operating Expenses

Consolidated operating expenses were $3,020,588 (of which approximately $1,401,000 was for non-cash compensation from stock options) for the fiscal year ended December 31, 2007, versus $1,336,875 (of which approximately $468,000 was for non-cash compensation from stock options) for the comparable period one year ago. The net increase of $1,683,713 was comprised of a $390,644 increase in research and development expenses, a $703,534 increase in general and administrative expenses and a $589,535 increase in sales and marketing expenses.

Research and development expenses increased by $390,644 primarily due to a $144,541 increase in stock option compensation expense, an $82,421 increase in clinical study expense, a $65,136 increase in design and fabrication expense, a $44,686 in professional consulting expense and a $53,860 increase in all other research and development expenses. All of these increases were a result of the additional activity and effort invested in the development of the WavSTAT Systems and, later in the fiscal year, the LUMA Systems to prepare both for market introduction.

General and administrative expenses increased $703,534 due to a $534,998 increase in stock option compensation expense, a $48,890 increase in professional consulting expense, a $34,381 increase in patent amortization expense, a $34,075 increase in accounting and audit expense, a $33,315 increase in payroll expense, a $10,676 increase in rent expense, a $10,290 increase in travel expense, a $35,421 increase in all other expenses offset by a $38,511 decrease in legal expenses related to patent activity. The overall increase in most categories of general and administrative expense reflects the increased activity for fiscal 2007 over fiscal 2006. The increase in amortization expense is a result of the acquisition of the LUMA patent portfolio and its subsequent amortization through the end of the fiscal year. The decrease in legal patent expense is a result of higher international patent-related fees in the prior period as a result of the company securing international patents on its WavSTAT proprietary technologies.

Sales and marketing expenses increased by $589,535 as there were no such expenses in fiscal 2006. The total amount was comprised of $256,599 of stock option compensation expense, $211,717 of payroll and related expenses, $43,227 in consulting expenses, $50,901 in travel expenses and $27,091 in all other sales and marketing expenses. These expenses represent the cost of building a sales organization during fiscal 2007.

Other Income

Other income, net increased $19,936 due to higher interest earnings on higher average cash balances for the year as compared to the prior fiscal year.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to intangibles, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of this Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Accounting For Transactions Involving Stock Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123(R) (revised 2004), "Share-Based Payment", (“SFAS 123(R)”) which amends FASB Statement 123 and was effective for public companies for annual periods beginning after December 15, 2005. The new standard requires us to expense employee stock options and other share-based payments. Since inception on August 2, 2004, the Company has been recording to expense the fair value of employee and non-employee options. These expenses amounted to $1,401,096 and $467,560 for the years ended December 31, 2007 and 2006, respectively.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at December 31, 2007.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation and implementation of the impact of the January 1, 2007 adoption of FIN 48 and determined that the Company does not have uncertain tax positions on its 2003, 2004, 2005 and 2006 tax returns. Based on evaluation of the 2007 transactions and events, the Company does not have any uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2007 and 2006, and has not recognized any tax benefits since inception.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, “Fair Value Measurement.” SFAS No. 157 established a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently assessing the impact, if any, that SFAS No. 157 may have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently reviewing the fair value option that is permitted, but not required, under SFAS 159.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) will be effective for the Company on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Management is currently assessing the impact, if any, that SFAS 141(R) may have on the Company.

In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of EITF 07-1 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of EITF 07-3 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

Other accounting standards that may have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Risk Factors

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

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION AND CURRENTLY HAVE NO PRODUCTS OR SERVICES ON THE MARKET THAT ARE GENERATING REVENUES.

Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and could cause our stockholders to lose their entire investment. We have not had any revenues for the past four years. To date, we have engaged primarily in research, development and clinical testing. We have not been profitable, and we cannot be certain that we will ever achieve or sustain profitability. We have incurred a cumulative net loss of approximately $6,575,000 from the beginning of the Successor Period through December 31, 2007. Our failure to generate meaningful revenues and ultimately profits from potential products and applications of our technology could force us to raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Developing our product candidates will require significant additional research and development, including non-clinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with our general and administrative expenses, to result in operating losses for the foreseeable future.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

We had an operating cash flow deficit of approximately $1,460,000 for the fiscal year ended December 31, 2007 and have incurred a cumulative operating cash flow deficit of approximately $3,285,000 from the beginning of the Successor Period until December 31, 2007. For the fiscal year ended December 31, 2007, the Company received cash proceeds of approximately $5,514,000 in common stock and approximately $973,000 in convertible preferred stock, net of issuance fees and expenses, offset by expenses incurred in operations, principally in personnel costs, clinical trial expenses and professional fees.

We may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES.

These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment. Our competitors may be developing products which compete with the WavSTAT and LUMA Systems. Our commercial opportunities would then be reduced or eliminated should our competitors develop and market products for any of the diseases that we target that;

•	Are more effective;

•	Are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective WavSTAT and LUMA Systems, and we obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies and tools for analysis. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, that are marketed before any products we develop are brought to market, or that are as effective but less costly than our products.

Our competitors include fully integrated medical device companies, universities and public and private research institutions. Many of the organizations competing with us, have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

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

OUR WavSTAT AND LUMA SYSTEMS TECHNOLOGY MAY BECOME OBSOLETE.

Our WavSTAT and LUMA Systems products may be made unmarketable by new scientific or technological developments where new treatment modalities are introduced that are more efficacious or more economical than our WavSTAT and LUMA System products. Any one of our competitors could develop a more effective product which would render our technology obsolete.

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

We currently have a staff of thirteen full time employees, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing, Operations Manager, two Clinical Study/Product Engineer Managers, a Chief Engineer, Director of Regulatory Affairs and an Export Sales Manager as well as administrative employees other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by the Company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain the anticipated increased number of employees.

THE COMPANY MAY HAVE DIFFICULTY IN DEVELOPING AND RETAINING AN EFFECTIVE SALES FORCE OR IN OBTAINING EFFECTIVE DISTRIBUTION PARTNERS AND MAY NOT BE ABLE TO ACHIEVE SUFFICIENT REVENUES TO EFFECT ITS BUSINESS PLAN

The market for skilled sales and marketing personnel is highly competitive and specialized. If we are unable to hire and retain skilled and knowledgeable sales people it may negatively impact our ability to introduce our products or generate revenue sufficient to affect our future business plans. In addition our inability to develop business relationships with key technical distributors may also negatively impact our ability to successfully market our products.

THE COMPANY MAY BE UNSUCCESSFUL IN COMMERCIALIZING THE LUMA ASSETS

With the successful acquisition of LUMA we will have to rapidly assess and redeploy its assets, primarily intellectual property, to successfully commercialize the LUMA products. Our limited number of technical and marketing personnel, and our limited budget, may be inadequate for the task.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors and officers liability insurance, but such insurance is expensive and can be difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all in the future, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF OUR PRODUCTS COULD BE PREVENTED OR DELAYED.

Our WavSTAT and LUMA Systems are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Some of our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for the esophageal or lung applications we hope to commercially market. The process of obtaining and complying with FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense incurred, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others.

•	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied

•	The FDA may require additional testing for safety and effectiveness

•	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution

•	The FDA may change their approval policies and/or adopt new regulations

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•	warning letters

•	civil penalties

•	criminal penalties

•	injunctions

•	product seizure or detention

•	product recalls

•	total or partial suspension of production

DELAYS IN SUCCESSFULLY COMPLETING OUR CLINICAL TRIALS COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL OR MARKET OUR WavSTAT AND LUMA SYSTEM CANDIDATES ON A TIMELY BASIS.

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our WavSTAT and LUMA System product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	Unsatisfactory results of any clinical trial

•	The failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules

•	Different interpretations of our pre-clinical and clinical data, which could initially lead to inconclusive results

OUR DEVELOPMENT COSTS WILL INCREASE IF WE HAVE MATERIAL DELAYS IN ANY CLINICAL TRIAL OR IF WE NEED TO PERFORM MORE OR LARGER CLINICAL TRIALS THAN PLANNED.

If the delays are significant, or if any of our WavSTAT System or LUMA product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	Lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials

•	Failure to receive necessary regulatory approvals

•	Existence of proprietary rights of third parties; and/or

•	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

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

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, which we own, and one additional patent for which we own the exclusive license. In October 2006, the Company filed for a patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue”. Our LUMA system is the subject of 51 patent applications worldwide, 28 of which have issued, with a Notice of Allowance from the U.S. Patent and Trademark Office on 2 additional applications and 21 patents are pending.

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

THE PATENTS WE OWN COMPRISE A LARGE PORTION OF OUR ASSETS, WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, and an additional patent for which we own an exclusive license. One of the eight patents has lapsed for failure to pay maintenance fees, and we are in the process of reinstating the patent. We cannot assure you that we will be successful in reinstating the patent. In addition, our LUMA system has 28 patents that have issued worldwide with a Notice of Allowance from the U.S. Patent and Trademark Office on 2 additional applications and 21 patents are pending. These patents comprise approximately 30% of our assets at December 31, 2007 of our assets. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

Our WavSTAT and LUMA System products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material affect on our business and financial condition.

WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE STOCK.

As long as the trading price of our Common Stock is below $5 per share, the open-market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our Common Stock, and may result in decreased liquidity for our Common Stock and increased transaction costs for sales and purchases of our Common Stock as compared to other securities.

OUR COMMON STOCK IS THINLY TRADED, SO INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL.

Our Common Stock has historically been sporadically or "thinly-traded", meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. As of March 24, 2008, our average trading volume per day for the past three months was approximately 10,000 shares a day with a high of 31,000 shares traded and a low of 0 shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the ninety-day period ended March 24, 2008, the high and low closing prices of a share of our Common Stock were $1.05 and $0.70, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our stock is sporadically and/or thinly-traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our Common Stock: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

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

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have sometimes initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 30% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF March 27, 2008) OF OUR OUTSTANDING COMMON STOCK, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF THE COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF THE COMPANY THAT MIGHT OTHERWISE RESULT IN STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR THEIR COMMON STOCK.

As of March 27, 2008, our officers and directors beneficially own or control approximately 30% (including all options exercisable within sixty days of March 27, 2008) of our outstanding Common Stock. These persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

A LARGE NUMBER OF SHARES OF COMMON STOCK ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS. THE EXERCISE OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE INVESTMENT OF OTHER STOCKHOLDERS IN TERMS OF PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON STOCK. THE SALE OF A LARGE AMOUNT OF COMMON STOCK RECEIVED UPON EXERCISE OF THESE OPTIONS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR STOCK.

As of March 27, 2008, there are outstanding common stock purchase options entitling the holders to purchase 5,795,000 shares of Common Stock at a weighted average exercise price of $0.70 per share (3,511,667 of these shares are exercisable within the next 60 days). The exercise price for all of the aforesaid options may be less than your cost to acquire our Common Stock. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your Common Stock. In addition, the holders of the common share purchase options may sell Common Stock in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 125,000,000 shares of capital stock, including 100,000,000 shares of Common Stock and 22,750,000 undesignated shares (i.e. shares that may be designated as in a senior position to the current stock). After taking into consideration our outstanding Common Stock at March 27, 2008, we will be entitled to issue up to 20,474,548 (100,000,000 authorized less shares outstanding of 67,608,372, 10,141,256 shares reserved for issuance of stock options, 1,000,000 shares reserved for assumed future conversion of warrants to purchase 250,000 shares of Series A Convertible Preferred Stock and 775,824 shares reserved for placement agent warrants) additional shares of Common Stock and up to 22,750,000 shares of undesignated capital stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

THE LIMITATION OF MONETARY LIABILITY OF OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE INDEMNIFICATION RIGHTS OF OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES.

Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to the Company and stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, consultants and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, consultants and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers, consultants and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, consultants and employees even though such actions, if successful, might otherwise benefit the Company and stockholders.

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

ITEM 7. FINANCIAL STATEMENTS.

Consolidated audited financial statements for the years ended December 31, 2007 and 2006, and for the period from inception (August 2, 2004) to December 31, 2007 are filed as part of this Form 10-KSB.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)

Consolidated Financial Statements

Years Ended December 31, 2007, and 2006

Page
Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2007 and 2006	42

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and from August 2, 2004 (Inception of Successor Company) to December 31, 2007	43

Consolidated Statements of Stockholders’ Equity from August 2, 2004 (Inception of Successor Company) to December 31, 2007	44

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and from August 2, 2004 (Inception of Successor Company) to December 31, 2007	45

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SpectraScience, Inc.

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc. and subsidiary (a development stage enterprise) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and from August 2, 2004 (inception of Successor Company) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2007 and 2006, and their results of operations and cash flows for the years ended December 31, 2007 and 2006, and from August 2, 2004 (inception of Successor Company) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
March 27, 2008

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$5,188,177	$174,802
Inventories	1,044,856	123,981
Prepaid expenses and other current assets	41,437	50,933
Total current assets	6,274,470	349,716

Fixed assets, net	943,482	-
Patents, net	3,415,117	243,062

TOTAL ASSETS	$10,633,069	$592,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,051	$57,689
Accrued compensation and taxes	12,463	9,286
Total liabilities	167,514	66,975

COMMITMENTS

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 and 25,000,000 shares authorized at December 31, 2007 and 2006, respectively, none issued	-	-

Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 and 0 shares at December 31, 2007 and 2006, respectively. Issued and outstanding 2,000,000 shares (Aggregate liquidation preference $1,000,000)	20,000	-

Common stock, $.01 par value:
Authorized— 100,000,000 shares
Issued and outstanding—58,992,994 and 38,370,087 shares at December 31, 2007 and 2006, respectively	589,929	383,701
Additional paid-in capital	16,430,997	2,742,888
Deficit accumulated during the development stage	(6,575,371)	(2,600,786)
TOTAL STOCKHOLDERS’ EQUITY	10,465,555	525,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,633,069	$592,778

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Operations
for the years ended December 31, 2007 and 2006, and from August 2, 2004 (Inception of Successor Company) to December 31, 2007

	Year Ended December 31,		August 2, 2004 (Inception of Successor Company) to December 31, 2007
	2007	2006

Gross revenue	$-	$-	$-

Operating expenses:
Research and development	796,944	406,300	1,534,019
General and administrative	1,634,109	930,575	3,550,874
Sales and marketing	589,535	-	589,535
Total operating expenses	3,020,588	1,336,875	5,674,428
Operating loss	(3,020,588)	(1,336,875)	(5,674,428)

Other income, net	46,003	26,068	99,057
Net loss	(2,974,585)	(1,310,807)	(5,575,371)
Deemed dividend on preferred stock	(1,000,000)	-	(1,000,000)
Net loss applicable to common stockholders	$(3,974,585)	$(1,310,807)	$(6,575,371)
Basic and diluted net loss per share	$(0.10)	$(0.03)
Weighted average common shares outstanding	41,699,789	38,009,626

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity
From August 2, 2004 (Inception of Successor Company) to December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Deficit Accumulated During The Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity
Balance, August 2, 2004			37,384,095	$373,841	$1,663,271	$(200,756)		$1,836,356
Sale of common stock at $0.12 per share			166,667	1,667	18,333			20,000
Issuance of stock options to employees					35,825	(35,825)
Compensation from options issued to consultants					26,123			26,123
Amortization of deferred compensation						109,328		109,328
Net loss							$(377,691)	(377,691)
Balance, December 31, 2004			37,550,762	375,508	1,743,552	(127,253)	(377,691)	1,614,116

Compensation from options issued to consultants					75,561			75,561
Amortization of deferred compensation						79,113		79,113
Stock options exercised			21,500	215	3,010			3,225
Net loss							(912,288)	(912,288)
Balance, December 31, 2005			37,572,262	375,723	1,822,123	(48,140)	(1,289,979)	859,727

Compensation from options issued to consultants					182,245			182,245
Amortization of deferred compensation					237,175	48,140		285,315
Stock options exercised			48,500	485	6,790			7,275
Sale of common stock at $0.67 per share			749,325	7,493	494,555			502,048
Net loss							(1,310,807)	(1,310,807)
Balance, December 31, 2006			38,370,087	383,701	2,742,888	-	(2,600,786)	525,803

Stock based compensation - consultants					571,767			571,767
Stock based compensation - employees					829,329			829,329
Stock options exercised			10,000	100	1,400			1,500
Issuance of common stock at $0.50 per share			2,270,000	22,700	1,112,300			1,135,000
Issuance of preferred stock and warrants at $0.50 per share, net of expenses	2,000,000				973,021			973,021
Deemed dividend on preferred stock		$20,000			980,000		(1,000,000)
Issuance of common stock for the assets of LUMA Imaging Corp.			11,200,000	112,000	4,912,783			5,024,783
Sale of common stock at $0.70 per share			7,142,857	71,428	4,307,509			4,378,937
Net loss							(2,974,585)	(2,974,585)
Balance, December 31, 2007	2,000,000	$20,000	58,992,944	$589,929	$16,430,997	$-	$(6,575,371)	$10,465,555

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
for the years ended December 31, 2007 and 2006,
and from August 2, 2004 (Inception of Successor Company) to December 31, 2007

	Year Ended December 31,		August 2, 2004 ( Inception of Successor Company) to December 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(2,974,585)	$(1,310,807)	$(5,575,371)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	57,198	25,961	123,327
Stock-based compensation employees	829,329	285,315	1,303,085
Stock-based compensation consultants	571,767	182,245	855,696
Gain on disposal of fixed assets	(7,150)	(12,550)	(28,839)
Write-off of obsolete inventories	-	16,091	25,188
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36,909)	(8,623)	(64,092)
Accounts payable	97,362	40,191	95,349
Accrued compensation and taxes	3,177	(5,919)	(19,630)
Net cash used in operating activities	(1,459,811)	(788,096)	(3,285,287)

INVESTING ACTIVITIES:
Acquisition of fixed assets	(22,422)	-	(22,422)
Proceeds from the sale of assets	7,150	12,550	32,891
Net cash provided by (used in) investing activities	(15,272)	12,550	10,469
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,513,937	502,048	6,035,984
Net proceeds from issuance of preferred stock	973,021	-	973,021
Proceeds from exercise of stock options	1,500	7,275	12,000
Net cash provided by financing activities	6,488,458	509,323	7,021,005
Net increase (decrease) in cash and cash equivalents	5,013,375	(266,223)	3,746,187

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,802	441,025	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,188,177	$174,802	$5,188,177

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for assets of LUMA Imaging Corp.	$5,024,783	$-	$5,024,783
Conversion of notes payable and accrued interest to common stock	$-	$-	$565,000
Issuance of common stock in settlement of bankruptcy debt	$-	$-	$60,000
Fresh start adjustment to fixed assets and patents	$-	$-	$255,379

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

Note 1: Organization and Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company”, hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corp. From 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (“WavSTAT System.”).

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT, is FDA approved for colon cancer detection.

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed, and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

To effect the LUMA acquisition the Company issued 11,200,000 restricted common shares valued at approximately $5,000,000. The valuation of the consideration of the approximate $5,000,000 was determined based on the underlying value of assets received which totaled $5,024,783, or $0.45 per share. The Company received assets including patents, inventory and equipment. The Company capitalized $3,226,000 for the fair value of the 28 patents acquired. The capitalized amounts were determined based upon a market-based forecast approach which utilized comparable assumed royalty revenue streams over several possible scenarios. Forecast cash flows were then discounted to present value to determine valuation. Inventories and equipment acquired were determined to have fair values of approximately $874,000 and $924,000, respectively.

Note 2: Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated revenue from the sale of products and through December 31, 2007. Its efforts have been principally devoted to moving the Company forward and preparing our products for domestic and international market introduction. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Successor Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of December 31, 2007, the Company had working capital of approximately $6,099,000 and cash and cash equivalents of approximately $5,188,000. The Company believes that existing working capital balances will be sufficient to provide for operations and execution of its present business plans. However, the Company may incur unknown expenses, or the Company may not be able to meet its revenue forecasts, and this may require the Company to seek additional capital. In such an event, the Company may not be able to find such capital or be able to raise capital or debt on terms that are acceptable.

Note 3: Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financials statements. Significant estimates made by management include, among others, realization of long-lived assets, assumptions used to value stock options, assumptions used to value the common stock issued and the assets acquired in the Luma acquisition and the realization of intangible assets. Actual results could differ from those estimates.

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. At December 31, 2007, the Company had cash balances of approximately $4.6 million in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company’s 2006 results of operations reflects a portion of share-based awards earned during the year ended December 31, 2006 for previously granted stock options. The Company previously adopted the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation” prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the Company’s consolidated financial statements.

In accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. The intrinsic value of the options granted are assumed to be zero because the exercise price of options granted equaled the fair market value of the underlying stock at the date of grant.

For the years ended December 31, 2007 and 2006, stock-based compensation was approximately $1,401,000 and $468,000 respectively. In fiscal 2007, stock option expense was approximately $162,000 for research and development, $982,000 in general and administration and $257,000 in sales and marketing. In fiscal 2006, stock option expense was approximately $18,000 in research and development, $450,000 in general and administrative and $0 in sales and marketing.

At December 31, 2007, the Company has one stock-based employee compensation plan (the “Option Plan"), which is described more fully in Note 7 of the consolidated financial statements.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. The following average assumptions were used to value non-employee options in the past two years:

	2007	2006
Expected life	5 years	5 years
Risk-free interest rate	4.10%	4.63%
Expected volatility	138%	230%
Expected dividend yield	0%	0%

Management used the following assumptions to value employee options over the past two years:

	2007	2006
Expected life	5 years	5 years
Risk-free interest rate	4.00%	5.13%
Expected volatility	138%	220%
Expected dividend yield	0%	0%

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected lives used in the calculations were selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates. Risk-free interest rates used are the 5-year U.S. Treasury rate as published for the applicable measurement dates.

Volatility is a calculation based on the Company’s stock price and volume as calculated since the beginning of the Successor Company and becomes a risk-measurement component included in the Black-Scholes calculation of estimated fair value. Management computed and tested its volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparisons to other companies similar to SpectraScience, Inc. and the current development stage of the Company.

Patents

The Company accounts for acquired intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). On August 2, 2004, at the inception of the Successor Company, the Company capitalized $290,000 to value eight WavSTAT System patents. On November 6, 2007, coincident with the acquisition of the LUMA assets, the Company capitalized an additional $3,226,000 to value the 28 patents acquired. In both cases, the capitalized amounts were determined based upon a market-based forecast approach which utilized comparable assumed royalty revenue streams over several possible scenarios. These forecast cash flows were then discounted to present value to determine valuation.

All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT Sytem patents had an average remaining useful life of 14 years, while the LUMA patents had an average remaining life of approximately 16 years. Amortization expense associated with patents for the fiscal years ended December 31, 2007 and 2006 was $53,945 and $19,564, respectively. Patents are reported net of accumulated amortization of $100,883 and $46,938 at December 31, 2007 and 2006, respectively. Amortization expense in each of the five years subsequent to December 31, 2007 is expected to approximate $250,000 per year.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2007 and 2006, research and development costs were $796,944 and $406,300, respectively.

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out method), market value or estimated fair value. Costs capitalized in finished goods include direct material, labor and overhead.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to three years. For the years ended December 31, 2007 and 2006, depreciation expense was $3,253 and $6,397, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations. The fixed asset account balance includes approximately $924,000 of LUMA equipment. The LUMA equipment will be depreciated at the time the machines are placed into service.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Long-Lived Assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this pronouncement relating to assets held for disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell or dispose of such assets, (as defined), by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. The Company believes no impairment exists at December 31, 2007.

Earnings (Loss) Per Share

Under SFAS No. 128 "Earnings Per Share", basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares. For the year ended December 31, 2007, there were 11,486,658 additional potentially dilutive shares of common stock. These additional shares include the common stock equivalent effect of outstanding warrants, vested options, assumed preferred stock conversions and preferred stock warrant conversions. For the year ended December 31, 2006, there were 2,330,000 additional potentially dilutive shares of common stock due primarily to the effect of outstanding vested stock options.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation and implementation of the impact of the January 1, 2007 adoption of FIN 48 and determined that the Company does not have uncertain tax positions on its 2003, 2004, 2005 and 2006 tax returns. Based on evaluation of the 2007 transactions and events, the Company does not have any uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2007 and 2006, the Company has not recognized any tax benefits since inception. The implementation of FIN 48 did not have a material impact on the Company’s financial condition, consolidated results of operation or consolidated cash flows.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2007 or 2006, and have not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2007.

We are subject to taxation in the US and the state of California. All of our tax years are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 established a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently assessing the impact, if any, that SFAS 157 may have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently reviewing the fair value option that is permitted, but not required, under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) will be effective for the Company on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Management is currently assessing the impact, if any, that SFAS 141(R) may have on the Company.

In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective beginning in the first quarter of fiscal year 2009. Management is currently evaluating the impact of the provisions of EITF 07-1 on the Company’s consolidated financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for us beginning in the first quarter of fiscal year 2008. Management is currently evaluating the impact of the provisions of EITF 07-3 on the Company’s consolidated financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

Other accounting standards that may have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4: Inventories

Inventories consisted of the following at December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
Raw Materials	$986,740	$50,876
Finished Goods	58,116	73,105
Total inventories	$1,044,856	$123,981

Note 5: Income Taxes

The significant components of deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Deferred tax assets:
Net operating loss carryforward	$10,350,300	$11,480,000
Research and development credits	565,200	537,000
Stock compensation	831,700	277,000
Accrued liabilities and other	17,600	15,000
Total deferred tax assets	11,764,800	12,309,000
Valuation allowance	(9,687,800)	(12,213,000)
Net deferred tax assets	2,077,000	96,000
Deferred tax liabilities:
Acquired intangibles	(89,000)	(96,000)
Luma asset acquisition with common stock	(1,988,000)
Total deferred tax liabilities	(2,077,000)	(96,000)
Net deferred taxes	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at federal statutory rate	$(1,011,000)	34.0%	$(446,000)	34.0%
State tax provision, net of federal tax benefit	(174,000)	5.8	(57,000)	4.3
Nondeductible differences	22,000	(.70)	13,000	(1.0)
Tax credits	(23,000)	0.8	(12,000)	0.9
Change in valuation allowance	1,180,000	(39.7)	498,000	(38.0)
Other	6,000	(0.2)	4,000	(0.3)
Provision for income taxes	$-	0.0%	$-	0.0%

At December 31, 2007, the Company had Federal net operating loss carry-forwards of approximately $25,710,000 that expire from 2008 through 2027. During 2007, the Company had federal net operating losses of approximately $4,717,000 expire.  In addition, the Company had research and development tax credits of approximately $553,000 that expire from 2012 through 2027. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company is currently analyzing its net operating losses, but is still in the process of collecting data. When this analysis is finalized, the Company plans to update tax positions under FIN 48 . Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Note 6: Lease Commitment

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $5,842 through December 2008. Total commitment under this lease for 2008 is approximately $70,000. For the years ended December 31, 2007 and 2006, rent expense totaled $43,300 and $32,624, respectively.

Note 7: Stock-Based Compensation Plans

The 2001 stock option plan (the “Option Plan”) was amended in 2004. The Option Plan provides for the grant of incentive stock options (“ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 8,848,942 at December 31, 2007. At December 31, 2007, the Company had granted 5,795,000 options under the Plan (3,345,000 of which are exercisable), with 3,053,942 available for future issuance.

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	3,345,000	$0.56	7.91	$1,616,050
Expected to vest	2,450,000	$0.91	5.49	318,500
Total	5,795,000			$1,934,550

(1) These amounts represent the difference between the exercise price and $1.04, the closing market price of the Company’s common stock on December 31, 2007 as quoted on the Over-the-Counter Board under the symbol “SCIE.OB”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
August 2, 2004	4,132,614	1,500,000	$0.15
Options granted	(275,000)	275,000	$0.40
Options exercised	-	-
December 31, 2004	3,857,614	1,775,000	$0.19
Options granted	(225,000)	225,000	$0.94
Options exercised	-	(21,500)	$0.15
December 31, 2005	3,632,614	1 ,978,500	$0.28
Options granted	(400,000)	400,000	$1.09
Options exercised	48,500	(48,500)	$0.15
December 31, 2006	3,281,114	2,330,000	$0.42
Grants	(3,552,000)	3,552,000	$0.89
Exercises	10,000	(10,000)	$0.15
Cancellations	77,000	(77,000)	$0.85
Additional options authorized	3,237,828	-
December 31, 2007	3,053,942	5,795,000	$0.70	8.63	$1,934,550
Exercisable December 31, 2007		3,345,000	$0.56	7.91	$1,616,050

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $10,700 and $60,815, respectively. At December 31, 2007, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $1,377,590, which is expected to be recognized over 1.4 years.

For the fiscal year ended December 31, 2007, the Company granted stock options to purchase 2,341,667 common shares to employees and directors. At the time of grant, those options were estimated to have an aggregate fair value of approximately $2,005,000. For the fiscal year ended December 31, 2006, the Company granted stock options to purchase 400,000 common shares to a director. At the time of grant, this option was estimated to have an aggregate fair value of $474,000.

Note 8: Undesignated Capital Stock

The Company authorized 25,000,000 of undesignated shares of capital stock with undesignated par value. On June 12, 2007, the Company’s Articles of Incorporation were amended to designate 2,250,000 of the Company’s undesignated capital stock as Series A Convertible Preferred Stock (the “Preferred”) with par value of $0.01 per share. On December 31, 2007 there remained 22,750,000 undesignated shares of capital stock. The undesignated stock may be issued in one or more series as determined from time to time by the Board of Directors. Any series authorized for issuance by the Board of Directors may be senior to the common stock with respect to any distribution if so designated by the Board of Directors upon issuance of the shares of that series. The Board of Directors are granted the express authority to fix by resolution any other designations, powers, preferences, rights (including voting rights), qualifications, limitations or restrictions with respect to any particular series created from the undesignated stock prior to issuance thereof.

Note 9: Equity Transactions

Common Stock

In June 2006, the Company issued 749,325 shares of common stock at a price of $0.67 per share to accredited investors for $502,048 in cash. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933. Additionally, during 2006, an employee exercised options to acquire 48,500 common shares for an aggregate purchase price of $7,275.

From March through June of 2007, an employee exercised stock options to acquire 10,000 common shares for an aggregate exercise price of $1,500.

From March through May of 2007, the Company issued 2,270,000 shares of common stock at a price of $0.50 per share to accredited investors for $1,135,000 in cash. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In November 2007, the Company issued 11,200,000 shares of common stock to accredited investors in exchange for the assets of LUMA. The price was based upon the value of the underlying assets received which totaled approximately $5,025,000, or $0.45 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In December 2007, the Company issued 7,142,857 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $5,000,000 in an initial closing a part of an ongoing private equity financing (the “Financing”). The Company received net cash proceeds of approximately $4,379,000 after placement agent commissions and expenses of $600,000 and other transaction expenses of approximately $21,000. This sale represents the initial tranche on an ongoing private stock offering, which the Company anticipates will have a final closing (“Closing”) on or about March 31, 2008. The Company is obligated to file a registration statement with the SEC for these common shares within 60 days of the Closing and to use its best efforts to have such registration statement effective 180 days from the Closing. In the event that the Company does not have an effective registration statement in place within 180 days from the Closing, the Company is required to pay liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period in which the Company remains in default under this provision. In no event, however, can the aggregate liquidated damage amount exceed 6% of the aggregate purchase price paid by the investors. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Warrants

In December 2007, as additional consideration associated with the Financing, the Company issued 714,285 five-year warrants to purchase an equal number of common shares at $0.80 per share to Advanced Equities, Inc., the placement agent associated with the Financing. The Company is obligated to reserve 714,285 common shares under these warrants and the shares underlying the warrants are subject to the same registration requirements as the common shares sold in the private placement financing.

Preferred Stock and Warrants

On June 12, 2007, the Company’s Articles of Incorporation were amended to designate 2,250,000 of the Company’s undesignated capital stock as Series A Convertible Preferred Stock (the “Preferred”) with par value $0.01 per share. At issuance, the Preferred is convertible into an equal number of shares of the Company’s common stock based upon an initial conversion price of $.50 per share and carries a liquidation preference of like amount. On December 31, 2007, the Preferred conversion price reset to $0.125 per share based upon the inability of the Company to attain certain revenue levels through that date. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible, (iii) automatic conversion in the event either of an underwritten public offering exceeding $30 million in gross proceeds to the Company at an offering price in excess of $2.00 per share or approval of 67% of the Preferred holders and (iv) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. If the Company declares a dividend or a distribution on any common stock of the Company, the Company shall pay a dividend or make a distribution on all outstanding shares of Preferred in an amount per share equal to the maximum amount paid or set aside for all shares of common stock into which each such share of Preferred could then be converted. On June 15, 2007, the Company sold 2,000,000 shares of its Preferred, to three accredited investors for gross proceeds of $1,000,000 in cash. As additional consideration for the purchase of the Preferred, the Company issued five-year warrants to purchase 250,000 additional shares of Preferred at an initial exercise price of $0.50 per share. The Company is also required to reserve 250,000 shares of Preferred for issuance in relation to the warrants.

The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“EITF 98-5”) and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated relative fair values of the Preferred and the warrants, in approximate amounts of $782,000 and $218,000, respectively, were calculated assuming the most favorable conversion price determinable to the Preferred shareholders. The value of the BCF was determined by the intrinsic value method and the fair value of the warrants was determined by the Black-Scholes option-pricing model at the date of issuance. The warrant fair value was determined assuming a five-year term, stock volatility of 140%, and a risk-free interest rate of 5.10%. The stand-alone fair value of the BCF was determined to be substantially higher than the proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering. Per the guidance of EITF 98-5, the value of the BCF and warrants are treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, is recorded as an increase to both additional paid-in-capital and deficit accumulated during the development stage at the time of issuance.

Note 10: Related Party Transactions

In June 2007, a director of the Company, Mr. John Pappajohn, coincident with his becoming a director purchased $925,000 of the Company’s Series A Preferred Stock. As an inducement to engage in the Preferred transaction Mr. Pappajohn also received 213,250 warrants to purchase an equal number of Preferred shares at a conversion price of $0.50 per share. Also coincident with becoming a director, Mr. Pappajohn was granted a stock option to purchase 400,000 shares of common stock at an exercise price of $1.10 which, at the time of grant, was determined to have a fair value of approximately $394,000. On December 31, 2007, Mr. Pappajohn invested an additional $383,000 and purchased 547,142 shares of unregistered common stock as a part of the initial closing of the Company’s Regulation D private placement offering. Subsequent to December 31, 2007, and pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, Mr. Pappajohn and related entities converted Preferred Stock into 8,000,000 shares of restricted common stock.

In November 2007, coincident with the Company’s purchase of the assets of Luma Imaging Corporation for 11,200,000 shares of common stock, the related entities of Euclid SR Partners, LP, Euclid SR Biotechnology Partners LP and Euclid Partners IV, LP (“Euclid”) received 9,968,000 of the restricted common stock shares issued. This stock had an estimated fair value of $4,984,000 at the time of acquisition. On December 31, 2007, Euclid purchased an additional 357,142 shares of common stock for $250,000 as a part of the initial closing of the Company’s Regulation D private placement offering.

Note 11: License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of US Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license. At December 31, 2007, no revenues have been generated from sales of products using this patent.

Note 12: Subsequent Events

Private Placement Financing

From January 1, 2008 through March 27, 2008, the Company sold 615,836 restricted shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770 in the continuation of the Financing. The Company received net cash proceeds of approximately $388,000 after placement agent commissions and expenses. It is anticipated that the Company may sell additional shares prior to the Closing of the transaction, which is expected to take place on March 31, 2008. The Company is obligated to file a registration statement with the SEC for these common shares within 60 days of the Closing and to use its best efforts to have such registration statement effective 180 days from the Closing. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Additionally, as a consequence of the common stock sale noted immediately above, the Company will be obligated to issue five-year warrants to purchase 61,584 restricted common shares at $0.80 per share to Advanced Equities, Inc., the placement agent associated with the Financing. The Company is required to reserve 61,584 common shares under these warrants and the shares underlying the warrants are subject to the same registration requirements as the common shares sold in the private placement financing.

Conversion of Series A Convertible Preferred Stock

On March 27, 2008, pursuant to the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, the holders of 2,000,000 shares of Preferred Stock converted their shares into 8,000,000 restricted shares of the Company’s common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 2006 and 2007, there were no changes or disagreements with our current Independent Registered Public Accounting Firm, J.H. Cohn LLP.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 which have materially affected, or are likely to materially affect our internal controls over financial reporting.

Cautionary Statement

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8A(T). INTERNAL CONTROL OVER FINANCIAL REPORTING.

Evaluation of Internal Control Over Financial Reporting

Under the supervision of and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we performed an evaluation of the Company’s internal controls over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) for non-accelerated filers. Management understands that it is its responsibility to establish and maintain adequate internal control over financial reporting for the Company. Management assessed the processes related to and the systems of internal control over financial reporting and determined that, in combination with mitigating corporate controls, the Company’s internal control over financial reporting is adequate to minimize the risk of a material misstatement on the financial statements at December 31, 2007.

Management identified and analyzed material financial statement accounts and their associated relevant business processes in first performing a financial risk assessment, then an entity-level risk assessment and, finally, an information technology risk assessment.

•
The Financial Risk assessment segmented the different financial control processes (for example, the financial reporting, inventory management and purchasing processes) against material real and nominal financial accounts to determine which processes might imply the highest risk of financial statement misstatement. Then management reviewed and vetted the high-risk processes.

•	The Entity-Level risk assessment reviewed such controls utilizing the COSO (Committee of Sponsoring Organizations of the Treadway Commission) control framework.

•
The Information Technology risk assessment reviewed the primary computer systems which effect the reporting of financial information. Management reviewed application, database, operating system and network software. We also reviewed our server, storage, network and desktop hardware environment.

As a result of these assessments, Management found no evidence of any material weaknesses in the Company’s internal controls over financial reporting. Management has concluded that, at December 31, 2007, internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over its financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

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

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders in May 2008.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders in May 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2007 information on our equity compensation plans in effect as of that date:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,795,000	$0.70	3,053,942

Equity compensation plans not approved by security holders	0	0	N/A
Totals	5,795,000	$0.70	3,053,942

(1) Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Option Plan") provides for the grant of incentive stock options (ISOs") to our employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The Option plan expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company totaling 8,848,942 at December 31, 2007. At December 31, 2007, we had had option grants outstanding for 5,795,000 common shares under the Plan, with 3,053,942 available for future issuance.

The Company’s Option Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

The rest of the information required by this item is incorporated by reference to the Company’s definitive proxy statement for the meeting of stockholders in May 2008.

ITEM 12. CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders in May 2008.

ITEM 13. EXHIBITS

The following documents are filed as part of this report on Form 10-KSB:

Exhibits Required by Item 601 of Regulation S-B

Exhibit No.	Description

3.2	Luma Acquisition Agreement (1)

3.1	Amended and Restated Articles of Incorporation (2)

4.1	Certificate of Designation Series A Preferred Stock (4)

4.2	Series A Preferred Stock Warrant (4)

4.3	Common Stock Purchase Warrant issued to Placement Agent

10.27	Amended SpectraScience Inc, 2001 Stock Plan (2)

10.28	Form of Directors’ Option Agreement (3)

14	Code of Ethics (3)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 13, 2007.

(2)	Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2004.

(3)	Incorporated by reference to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006.

(4)	Incorporated by reference to the Company’s Report on Form 10-QSB filed on June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of shareholders in May 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: March 28, 2008	By:	/s/ James Hitchin
James Hitchin-President, Secretary, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Hitchin	March 28, 2008
James Hitchin	Date
(Principal Executive Officer)

/s/ James Dorst	March 28, 2008
James Dorst	Date
(Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams	March 28, 2008
Mark D. McWilliams	Date
Director

/s/ Rand P. Mulford	March 28, 2008
Rand P. Mulford	Date
Director

/s/ John Pappajohn	March 28, 2008
John Pappajohn	Date
Director

/s/ Stanley J. Pappelbaum	March 28, 2008
Stanley J. Pappelbaum	Date
Director

/s/ Chester E. Sievert	March 28, 2008
Chester E. Sievert, Jr.	Date
Director

/s/ Tommy Thompson	March 28, 2008
Tommy Thompson	Date
Director