Form 10-Q
period 2008-03-31
SPECTRASCIENCE INC
filed 2008-05-15
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

           (Mark One)

  ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2008
or

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
(858) 847-0200
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on May 15, 2008 was 68,214,147. As of this date the Registrant also had outstanding warrants to purchase 71,250 shares of Series A Convertible Preferred stock and 775,824 shares of common stock.

SPECTRASCIENCE, INC.
(A Development Stage Enterprise)

FORM 10-Q
For the Quarterly Period Ending March 31, 2008

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,524,587	$5,188,177
Certificates of deposit	1,000,000	-
Inventories	1,074,356	1,044,856
Prepaid expenses and other current assets	151,722	41,437
Total current assets	5,750,665	6,274,470
Fixed assets, net	957,853	943,482
Patents, net	3,352,725	3,415,117
TOTAL ASSETS	$10,061,243	$10,633,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,231	$155,051
Accrued liabilities	91,071	12,463
Total current liabilities	184,302	167,514

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 shares Issued and outstanding - 0 shares at March 31, 2008 (2,000,000 shares at December 31, 2007)	-	20,000
Common stock, $.01 par value:
Authorized—100,000,000 shares
Issued and outstanding 67,608,330 shares at March 31, 2008 (58,992,944 shares at December 31, 2007)	676,083	589,929
Additional paid-in capital	17,120,069	16,430,997
Deficit accumulated during the development stage	(7,919,211)	(6,575,371)
TOTAL STOCKHOLDERS’ EQUITY	9,876,941	10,465,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,061,243	$10,633,069

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to March 31,
	2008	2007	2008

Revenue	$3,800	$-	$3,800
Cost of revenue	2,716	-	2,716
Gross profit	1,084	-	1,084

Operating expenses:
Research and development	490,448	74,442	2,024,467
General and administrative	687,783	189,029	4,238,657
Sales and marketing	202,206	-	791,741
Total operating expenses	1,380,437	263,471	7,054,865
Operating loss	(1,379,353)	(263,471)	(7,053,781)

Other income, net	35,513	911	134,570
Net Loss	(1,343,840)	(262,560)	(6,919,211)
Deemed dividend on preferred stock	-	-	(1,000,000)
Net loss applicable to common Stockholders	$(1,343,840)	$(262,560)	$(7,919,211)
Basic and diluted net loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding	59,649,405	38,529,254

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008
(Unaudited)

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity

Balance, December 31, 2007	2,000,000	$20,000	58,992,944	$589,929	$16,430,997	$(6,575,371)	$10,465,555

Stock based compensation - consultants	-	-	-	-	69,543	-	69,543
Stock based compensation - employees	-	-	-	-	308,430	-	308,430
Sale of common stock @ $0.70 per share	-	-	615,386	6,154	371,099	-	377,253
Conversion of Series A Preferred Stock	(2,000,000)	(20,000)	8,000,000	80,000	(60,000)	-	—

Net loss	-	-	-	-	-	(1,343,840)	(1,343,840)
Balance, March 31, 2008	—	$—	67,608,330	$676,083	$17,120,069	$(7,919,211)	$9,876,941

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		August 2, 2004 (Inception of Successor Company) to March 31,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(1,343,840)	$(323,276)	$(6,919,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,887	7,396	190,214
Stock-based compensation employees	308,430	19,779	1,611,515
Stock-based compensation consultants	69,543	69,184	925,239
Gain on disposal of fixed assets	-	-	(28,839)
Write-off of obsolete inventories	-	-	25,188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,500)	12,709	(93,592)
Accounts payable	(61,819)	35,816	33,531
Accrued liabilities	(31,677)	(637)	(51,307)
Net cash used in operating activities	(1,021,975)	(179,029)	(4,307,262)

INVESTING ACTIVITIES:
Purchase of certificate of deposit	(1,000,000)	-	(1,000,000)
Purchases of fixed assets	(18,866)	-	(41,288)
Proceeds from the sale of assets	-	-	38,891
Net cash provided by (used in) investing activities	(1,018,866)	-	(1,008,397)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	377,251	-	6,413,235
Net proceeds from issuance of preferred stock	-	-	973,021
Proceeds from exercise of stock options	-	4,275	12,000
Net cash provided by financing activities	377,251	4,275	7,398,256
Net increase (decrease) in cash and cash equivalents	(1,663,590)	(174,754)	2,082,597

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,188,177	441,025	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,524,587	$266,271	$3,524,587
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for assets of LUMA Imaging Corporation	$-	$-	$5,024,783
Conversion of notes payable and accrued interest to common stock	$-	$-	$565,000
Issuance of common stock in settlement of bankruptcy debt	$-	$-	$60,000
Fresh start adjustment to fixed assets and patents	$-	$-	$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

1. Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company”refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corporation From 1996, the Company primarily focused on developing the WavSTAT® Optical Biopsy System (“WavSTAT System”).

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determination. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT is FDA approved for colon cancer detection.

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA®”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated significant revenue from the sale of products.Through March 31, 2008,its efforts have been principally devoted to moving the Company forward and preparing our products for domestic and international market introduction. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of March 31, 2008, the Company had working capital of approximately $5,566,000 and cash and cash equivalents of approximately $3,524,000 and short-term certificates of deposit of $1,000,000 for a total of approximately $4,524,000. The Company believes that existing working capital balances will be sufficient to provide for operations and execution of its present business plans. However, the Company may incur unknown expenses, or the Company may not be able to meet its revenue forecasts, and this may require the Company to seek additional capital. In such an event, the Company may not be able to find such capital or be able to raise capital or debt on terms that are acceptable.

2. Summary of Significant Accounting Policies

Revenue recognition

We recognize revenue, net of discounts, from sales of disposable supplies related to our medical devices, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corporation All significant intercompany balances and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2008 and 2007, stock-based compensation was approximately $378,000 and $90,000, respectively. Stock-based compensation expense of approximately $184,000 and $0 was recognized in research and development expenses for the three months ended March 31, 2008 and 2007, repectively. Stock-based compensation expense of approximately $188,000 and $90,000 was recognized in general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively. Stock based compensation expense of approximately $6,000 and $0 was recognized in sales and marketing expense for the three months ended March 31, 2008 and 2007, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of March 31, 2008, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,141,250 reserved at March 31, 2008. At March 31, 2008 the Company had outstanding 5,795,000 options under the Option Plan representing approximately 8.5% of the outstanding shares (3,345,000 of which were exercisable), with 4,346,250 available for future issuance. Awards under the Company’s Option Plan generally vest over twoyears.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the three months ending March 31, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Risk-free interest rate	3.2%	4.5%
Expected volatility	133%	144%
Expected dividend yield	0%	0%

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

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	3,053,942	5,795,000	$0.70
Options granted
Options exercised
Additional options available	1,292,308
Forfeited or expired
Outstanding at March 31, 2008	4,346,250	5,795,000	$0.70	8.38	$1,134,250
Exercisable at March 31, 2008		3,345,000	$0.56	7.66	$1,147,750

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $5,250, respectively. At March 31, 2008, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,009,000, which is expected to be recognized over the next two years.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at March 31, 2008.

Inventories

Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$1,016,240	$986,740
Finished goods	58,116	58,116
Totals	$1,074,356	$1,044,856

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”, which is effective on January 1, 2007. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of deficit accumulated during the development stage. The Company has completed its evaluation of the impact of FIN 48 and determined that such adoption does not have a material impact on the Company's financial position or results of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2008 and 2007, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2008 include exercisable stock options to purchase 3,345,000 shares of common stock and warrants to purchase 1,775,824 shares of common stock. If converted under the treasury method, these instruments would have resulted in an additional approximate 2,211,000 equivalent common shares outstanding.

For the three months ended March 31, 2007, potentially dilutive shares of common stock that have been excluded from the calculation of weighted average number of dilutive common shares are comprised of options to purchase 2,402,000 shares of common stock.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, “Fair Value Measurement.” SFAS No. 157 established a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 157 and such adoption has no effect on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 became effective for the Company on January 1, 2008. The Company has adopted SFAS No. 159 and determined that such adoption has no effect on the Company's financial position or results of operations.

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

3. Stockholders Equity

Common Stock

In February 2008, the Company issued 615,386 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770 in a second closing which is a part of a private equity financing (the “Financing”). The Company received net cash proceeds of approximately $377,000 after placement agent commissions and expenses of $42,770. The Company is obligated to file a registration statement with the SEC for these common shares within 60 days of the Closing and to use its best efforts to have such registration statement effective 180 days from the Closing unless the shares are saleable without volume restrictions under Rule 144. In the event that the Company does not have an effective registration statement in place within 180 days from the Closing or that the shares are not otherwise saleable under Rule 144, the Company is required to pay liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period in which the Company remains in default under this provision. In no event, however, can the aggregate liquidated damage amount exceed 6% of the aggregate purchase price paid by the investors. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

On March 27, 2008 the Preferred was converted into 8,000,000 shares of common stock and no Preferred Stock remained outstanding on March 31, 2008.

4. Subsequent Events

On April 17, 2008, a Preferred Stock Warrant for 25,000 Preferred Shares was converted into common shares of the Company in a cashless exercise resulting in the net issuance of 84,568 shares of restricted common stock.

On April 30, 2008, Preferred Stock Warrants for 153,750 Preferred Shares was converted into common shares of the Company in a cashless exercise resulting in the net issuance of 521,249 shares of restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipates,” “estimates,” “expects,” “will likely result,” “projects,” “believes,” “intends,” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-KSB covering the year ended December 31, 2007.

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavStat® Optical Biopsy System (“WavStat”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

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

•
Position and begin selling the LUMA System in the US to specialized OB/GYN clinics, managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for the initial manufacture of both WavSTAT and LUMA Systems in-house and also to begin the design and planning for the next generation of fluorescence-based systems.

Results of Operations

For the Three Months ended March 31, 2008 and 2007

The Company recognized revenue of $3,800 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Overall research and development expenses for the three months ended March 31, 2008 and 2007 were $490,448 and $74,442, respectively. The increase in research and development expenses related to increases in personnel and activity related to the final development work and commercialization of the WavSTAT and LUMA product platforms. Of the total expense increase of $414,922, approximately $184,000 was a result of increases in non-cash stock option expense.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $687,783 and $189,029, respectively. The increase for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due to the increased activity related to the commercialization of our WavSTAT and LUMA product platforms. Of the total expense increase of $498,754, approximately $188,000 was a result of increases in non-cash stock option expense.

Sales and marketing expenses for the three months ended March 31, 2008 and 2007 were $202,206 and $0, respectively. This increase was due to the Company beginning to build a sales organization to commence selling the WavSTAT and LUMA systems. Of the total expense increase of $202,206, approximately $5,900 was a result of increases in non-cash stock option expense.

Other income, net for the three months ended March 31, 2008 and 2007 was $35,513 and $911, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances during the three months ended March 31, 2008.

As a result of the above, the net loss for the three months ended March 31, 2008 and 2007 was ($1,343,840) and ($262,560), respectively. The increased net loss was due to increases overall operating expense as a result of preparation for the production and commercialization of the WavSTAT and LUMA systems, increases in stock option compensation expense and the increased cost personnel associated with new sales and marketing activities. Of the net loss for the quarter ended March 31, 2008 approximately ($378,000) was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On March 31, 2008, the Company had cash balances of $3,524,587 and short-term certificates of deposit of $1,000,000 for a total of $4,424,587 as compared to $5,188,177 in cash at December 31, 2007 representing a decrease of ($663,590) in liquid assets for the period. The cash and liquid asset balances decreased primarily due to working capital used in operations offset by funds raised through Regulation D private placements of common stock. During the three months ending March 31, 2008, the Company raised $387,693, net of issuance costs, from the sale of 615,386 shares of common stock at $0.70 per share, in each case sold to accredited investors. There have been minimal capital equipment expenditures and none are foreseen.

SpectraScience expects to incur significant additional operating losses through at least 2008, as we complete a clinical trial, begin outcome-based clinical studies, continue research and development activities, and increase sales and marketing efforts to commercialize the WavSTAT and LUMA systems. If we do not receive additional funding in a timely manner, the Company may be unable to continue as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Not Required

Item 4T. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2008, which have materially affected or are reasonably likely to materially affect such controls.

Evaluation of Internal Control Over Financial Reporting

Under the supervision of and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we performed an evaluation of the Company’s internal controls over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) for non-accelerated filers. Management understands that it is its responsibility to establish and maintain adequate internal control over financial reporting for the Company. Management assessed the processes related to and the systems of internal control over financial reporting and determined that, in combination with mitigating corporate controls, the Company’s internal control over financial reporting is effective at March 31, 2008.

Management identified and analyzed material financial statement accounts and their associated relevant business processes in first performing a financial risk assessment, then an entity-level risk assessment and, finally, an information technology risk assessment. The Financial Risk assessment segmented the different financial control processes (for example, the financial reporting, inventory management and purchasing processes) against material real and nominal financial accounts to determine which processes might imply the highest risk of financial statement misstatement. Management then reviewed and vetted these high-risk processes. Management conducted an Entity-Level risk assessment and reviewed such controls utilizing the COSO (Committee of Sponsoring Organizations of the Treadway Commission) control framework. In addition, Management performedan Information Technology risk assessment and reviewed the primary computer systems which effect the reporting of financial information. Management reviewed application, database, operating system and network software. We also reviewed our server, storage, network and desktop hardware environment.

As a result of these assessments, Management found no evidence of any material weaknesses in the Company’sinternal controls over financial reporting. Management has concluded that, at March 31, 2008, internal controls over financial reporting were effective.

This interim report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over its financial reporting.

Cautionary Statement

A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Company sold 615,386 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770. The Company received net cash proceeds of approximately $388,000 after placement agent commissions and expenses of $42,770.This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-Q

March 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date May 15, 2008	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date May 15, 2008	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)