Form 10-Q
period 2008-06-30
SPECTRASCIENCE INC
filed 2008-08-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on August 14, 2008 was 68,365,617. As of this date the Registrant also had outstanding warrants to purchase 71,250 shares of Series A Convertible Preferred Stock and 787,966 shares of common stock.

SPECTRASCIENCE, INC.
(A Development Stage Enterprise)

FORM 10-Q
For the Quarterly Period Ending June 30, 2008

PART I  FINANCIAL INFORMATION :

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,466,028	$5,188,177
Certificates of deposit	1,000,000	-
Inventories	1,198,855	1,044,856
Prepaid expenses and other current assets	39,452	41,437
Total current assets	4,704,335	6,274,470
Fixed assets, net	965,937	943,482
Patents, net	3,290,334	3,415,117
TOTAL ASSETS	$8,960,606	$10,633,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,483	$155,051
Accrued liabilities	78,087	12,463
Total current liabilities	148,570	167,514

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 24,928,750 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 shares issued and outstanding - 0 shares at June 30, 2008 (2,000,000 shares at December 31, 2007)	-	20,000
Common stock, $.01 par value:
Authorized—100,000,000 shares
Issued and outstanding 68,365,617 shares at June 30, 2008 (58,992,944 shares at December 31, 2007)	683,656	589,929
Additional paid-in capital	17,413,970	16,430,997
Deficit accumulated during the development stage	(9,285,590)	(6,575,371)
TOTAL STOCKHOLDERS’ EQUITY	8,812,036	10,465,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,960,606	$10,633,069

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		August 2, 2004 (Inception of Successor Company) to June 30,
	2008	2007	2008	2007	2008

Revenue	$4,750	$-	$8,550	$-	$8,550
Cost of revenue	2,336	-	5,052	-	5,052
Gross profit	2,414	-	3,498	-	3,498

Operating expenses:
Research and development	578,818	119,856	1,069,266	194,298	2,603,285
General and administrative	619,923	278,707	1,307,706	444,622	4,858,580
Sales and marketing	223,629	273,081	425,835	296,195	1,015,370
Total operating expenses	1,422,370	671,644	2,802,807	935,115	8,477,235
Operating loss	(1,419,956)	(671,644)	(2,799,309)	(935,115)	(8,473,737)

Other income, net	53,577	8,795	89,090	9,706	188,147
Net Loss	(1,366,379)	(662,849)	(2,710,219)	(925,409)	(8,285,589)
Deemed dividend on preferred stock		(1,000,000)	-	(1,000,000)	(1,000,000)
Net loss applicable to common stockholders	$(1,366,379)	(1,662,849)	$(2,710,219)	$(1,925,409)	$(9,285,589)
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.05)
Weighted average common shares outstanding	67,971,390	40,179,254	64,302,705	39,354,254

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(Unaudited)

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During The Development Stage	Total Stockholders’ Equity

Balance, December 31, 2007	2,000,000	$20,000	58,992,944	$589,929	$16,430,997	$(6,575,371)	$10,465,555

Stock based compensation - consultants	-	-	-	-	53,177	-	53,177
Stock based compensation - employees	-	-	-	-	547,672	-	547,672
Exercise of stock options			20,000	200	2,800		3,000
Sale of common stock @ $0.70 per share	-	-	736,856	7,369	437,982	-	445,351
Conversion of Series A Preferred Stock	(2,000,000)	(20,000)	8,000,000	80,000	(60,000)	-	-
Conversion of preferred stock warrants	-	-	605,817	6,058	(6,058)	-	-
Common stock issued for services			10,000	100	7,400	-	7,500

Net loss	-	-	-	-	-	(2,710,219)	(2,710,219)
Balance, June 30, 2008	-	$-	68,365,617	$683,656	$17,413,970	$(9,285,590)	$8,812,036

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,		August 2, 2004(Inception of Successor Company) to June 30,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(2,710,219)	$(925,409)	$(8,285,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,362	10,292	260,689
Stock-based compensation-employees	547,672	343,855	1,850,756
Stock-based compensation-consultants	53,177	20,816	908,873
Gain on disposal of fixed assets	-	-	(28,839)
Write-off of obsolete inventories	-	-	25,188
Fair market value of common, warrants and options issued for services	7,500	-	7,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(152,014)	10,185	(216,106)
Accounts payable	(84,568)	(5,915)	10,781
Accrued liabilities	65,624	7,781	45,995
Net cash used in operating activities	(2,135,466)	(538,395)	(5,420,753)

INVESTING ACTIVITIES:
Purchase of certificate of deposit	(1,000,000)	-	(1,000,000)
Purchases of fixed assets	(35,034)	(10,928)	(57,456)
Proceeds from the sale of assets	-	-	32,891
Net cash provided by (used in) investing activities	(1,035,034)	(10,928)	(1,024,565)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	445,351	1,135,000	6,481,335
Net proceeds from issuance of preferred stock	-	973,021	973,021
Proceeds from exercise of stock options	3,000	1,500	15,000
Net cash provided by financing activities	448,351	2,109,521	7,469,356
Net increase (decrease) in cash and cash equivalents	(2,722,149)	1,560,198	1,024,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,188,177	174,802	1,441,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,466,028	$1,735,000	$2,466,028
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for assets of LUMA Imaging Corporation	$-	$-	$5,024,783
Conversion of notes payable and accrued interest to common stock	$-	$-	$565,000
Issuance of common stock in settlement of bankruptcy debt	$-	$-	$60,000
Fresh start adjustment to fixed assets and patents	$-	$-	$255,379

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
(A Development Stage Enterprise)
Notes to Unaudited Condensed Financial Statements
June 30, 2008

1.  Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company” refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corporation. From 1996, the Company primarily focused on developing the WavSTAT ® Optical Biopsy System (“WavSTAT System”).

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determination. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancers and, if warranted, to begin immediate treatment during the same procedure. The WavSTAT is FDA approved for colon cancer detection.

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA ®”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Liquidity and Development Stage Enterprise

The Company is a development stage enterprise since it has not yet generated significant revenue from the sale of products. Through June 30, 2008, its efforts have been principally devoted to moving the Company forward and preparing our products for domestic and international market introduction. Activities beginning on August 2, 2004 are deemed to be development stage operations. Accordingly, Company activities on the accompanying financial statements reflect both period to date and inception to date development stage activities. As of June 30, 2008, the Company had working capital of approximately $4,556,000 and cash and cash equivalents of approximately $2,466,000 and short-term certificates of deposit of $1,000,000 for a total of approximately $3,466,000. The Company believes that existing working capital balances will be sufficient to provide for operations and execution of its present business plans. However, the Company may incur unknown expenses, or the Company may not be able to meet its revenue forecasts, and this may require the Company to seek additional capital. In such an event, the Company may not be able to find such capital or be able to raise capital or debt on terms that are acceptable.

2.  Summary of Significant Accounting Policies

Revenue recognition

We recognize revenue, net of discounts, from sales of our medical devices and from sales of disposable supplies related to our medical devices, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For the six months ended June 30, 2008 and 2007, stock-based compensation was approximately $601,000 and $365,000, respectively. Stock-based compensation expense of approximately $288,000 and $0 was recognized in research and development expenses for the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense of approximately $294,000 and $184,000 was recognized in general and administrative expenses for the six months ended June 30, 2008 and 2007, respectively. Stock based compensation expense of approximately $19,000 and $181,000 was recognized in sales and marketing expense for the six months ended June 30, 2008 and 2007, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of June 30, 2008, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,254,843 reserved at June 30, 2008. At June 30, 2008 the Company had outstanding 6,325,000 options under the Option Plan representing approximately 9.25% of the outstanding shares (3,675,000 of which were exercisable), with 3,929,843 available for future issuance. Awards under the Company’s Option Plan generally vest over two to three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the six months ending June 30, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Risk-free interest rate	3.85%	4.92%
Expected volatility	161%	140%
Expected dividend yield	0%	0%

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected life used in the calculations was determined by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rates are the 5-year U.S. Treasury rate as published at the time of making the calculations. Volatility is a calculation based on the Company’s stock price since August 2, 2004. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in our area of interest, the current development stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).
				Weighted-Average
	Options			Remaining
	Available	Plan Options	Weighted Average	Contractual Term	Aggregate
	For Grant	Outstanding	Exercise Price Share	(years)	Intrinsic Value
Outstanding December 31, 2007	3,053,942	5,795,000	$0.70
Options granted	(550,000)	550,000
Options exercised	20,000	(20,000)
Additional options available	1,405,901
Forfeited or expired
Outstanding at June 30, 2008	3,929,843	6,325,000	$0.72	8.29	$(703,450)
Exercisable at June 30, 2008		3,675,000	$0.59	6.50	$56,667

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $13,000 and $9,500, respectively. At June 30, 2008, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,115,000, which is expected to be recognized over the next three years.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at June 30, 2008.
Inventories

Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$1,140,740	$986,740
Finished goods	58,116	58,116
Totals	$1,198,856	$1,044,856

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations. Upon adoption and as of June 30, 2008, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company's tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2008, the Company had no interest and penalty accrual or expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2008 and 2007, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and six months ended June 30, 2008 include exercisable stock options and warrants to purchase shares of common stock. For the three and six months ended June 30, 2008, if converted under the treasury method, these instruments would have resulted in an additional approximate 1,377,000 equivalent common shares outstanding.

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

3. Stockholders Equity

Common Stock

In February 2008, the Company issued 615,386 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770 in a second closing which is a part of a private equity financing (the “Financing”). The Company received net cash proceeds of approximately $377,000 after placement agent commissions and expenses of $42,770. In May 2008, the Company issued 121,470 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $85,000 in the final closing tranche of the Financing. The Company received net cash proceeds of approximately $68,000 after placement agent commissions and expenses of approximately $17,000. The Company is obligated to file a registration statement with the SEC for these common shares within 60 days of the Closing and to use its best efforts to have such registration statement effective 180 days from the Closing unless the shares are saleable without volume restrictions under Rule 144. In the event that the Company does not have an effective registration statement in place within 180 days from the Closing or that the shares are not otherwise saleable under Rule 144, the Company is required to pay liquidated damages in an amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period in which the Company remains in default under this provision. In no event, however, can the aggregate liquidated damage amount exceed 6% of the aggregate purchase price paid by the investors. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In June 2008, the Company issued 10,000 common shares to a vendor for services. The Company recognized $7,500 in expense related to the issuance of these shares.

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

On March 27, 2008 the Preferred was converted into 8,000,000 shares of common stock and no Preferred Stock remained outstanding on June 30, 2008.

In May 2008, the holders of 178,750 Preferred warrants effected a cashless exercise to acquire, and the Company issued, 605,817 shares of common stock to the warrant holders. The Company received no proceeds from the exercise of the warrants and issuance of the common stock.

Stock Options

In May 2008, 20,000 stock options held by an employee were exercised. The Company received net proceeds of $3,000 as a result of the exercise.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The Wav STAT ® Optical Biopsy System (“Wav STAT”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA a supplement to its existing PMA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform technology that can be developed for use in many areas of the human body.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site shall not be deemed to be a part of this Report.

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. With the acquisition of the LUMA product in November 2007, we are, and will be continuing to develop targeted sales plans during the remainder of 2008. Over the next twelve months SpectraScience intends to:

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

Results of Operations

For the Three Months ended June 30, 2008 and 2007

The Company recognized revenue of $4,750 and $0 for the three months ended June 30, 2008 and 2007, respectively.

Overall research and development expenses for the three months ended June 30, 2008 and 2007 were approximately $579,000 and $120,000, respectively. The approximate $459,000 increase was comprised of increases of approximately $219,000 in personnel expense, $105,000 in non-cash stock option expense, $59,000 in clinical study expense, $45,000 in engineering development expense, $15,000 in outside consulting expense and $16,000 in all other expense. The increase in overall research and development expenses related to increases in personnel and activity related to the final development work and commercialization of the WavSTAT and LUMA product platforms.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were approximately $620,000 and $279,000, respectively. The approximate increase of $341,000 was comprised of approximate increases of $74,000 in accounting and legal expense, $64,000 in recruiting expense, $57,000 in amortization expense, $44,000 in consulting expense, $22,000 in travel expense, $21,000 in investor relations expense, $11,000 in insurance expense and a $48,000 increase in all other expenses. The increase over this period was due to the increased activity related to the commercialization of our WavSTAT and LUMA product platforms.

Sales and marketing expenses for the three months ended June 30, 2008 and 2007 were approximately $224,000 and $273,000, respectively. This decrease of approximately $49,000 was primarily a result of a decline in stock option compensation expense of approximately $146,000 combined with a decline in sales consulting expense of approximately $18,000, offset by approximate increases in personnel expense of $68,000, trade show expense of $20,000, advertising expense of $15,000 and all other expense of $12,000. The decline in stock option compensation expense is a result of changes in the vesting rate of underlying stock options while the decline in sales consulting expense reflects a move away from a reliance on outside sales consultants. All other sales and marketing expenses have increased as a result of increases in sales and marketing activities.

Other income, net for the three months ended June 30, 2008 and 2007 was approximately $54,000 and $8,800, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances during the three months ended June 30, 2008 when compared to the prior quarter one year ago.

As a result of the above, the net loss for the three months ended June 30, 2008 and 2007 was approximately ($1,366,000) and ($1,663,000), respectively. The decrease in net loss was due to increases overall operating expense as a result of preparation for the production and commercialization of the WavSTAT and LUMA systems offset by a non-cash deemed dividend of ($1,000,000) recognized in the prior quarter one year ago. Of the net loss for the quarter ended June 30, 2008 approximately ($223,000) was comprised of non-cash stock-option expense.

For the Six Months ended June 30, 2008 and 2007

The Company recognized revenue of $8,550 and $0 for the six months ended June 30, 2008 and 2007, respectively.

Overall research and development expenses for the six months ended June 30, 2008 and 2007 were approximately $1,069,000 and $194,000, respectively. The approximate $875,000 increase was comprised of increases of approximately $386,000 in personnel expense, $288,000 in non-cash stock option expense, $83,000 in clinical study expense, $51,000 in engineering development expense, $33,000 in outside consulting expense, $28,000 in production expense and $6,000 in all other expense. The increase in overall research and development expenses related to increases in personnel and activity related to the final development work and commercialization of the WavSTAT and LUMA product platforms.

General and administrative expenses for the six months ended June 30, 2008 and 2007 were approximately $1,308,000 and $445,000, respectively. The approximate increase of $863,000 was comprised of approximate increases of $191,000 in personnel expense, $145,000 in financial and consulting expense, $115,000 in amortization expense, $110,000 in non-cash stock option expense, $64,000 in recruiting expense, $52,000 in travel expense, $50,000 in legal expense, $25,000 in investor relations expense, $22,000 in rent expense, $15,000 in insurance expense, $12,000 in information technology expense, $11,000 in depreciation expense and a $51,000 increase in all other expenses. The increase over this period was due to the increased activity related to the commercialization of our WavSTAT and LUMA product platforms.

Sales and marketing expenses for the six months ended June 30, 2008 and 2007 were approximately $426,000 and $296,000, respectively. This increase of approximately $130,000 was a result of approximate decreases in stock option compensation expense of approximately $140,000 combined with a decline in sales consulting expense of approximately $11,000, offset by approximate increases in personnel expense of $186,000, trade show expense of $48,000, travel expense of $19,000, advertising expense of $15,000 and all other expense of $13,000. The decline in stock option compensation expense is a result of changes in the vesting rate of underlying stock options while the decline in sales consulting expense reflects a move away from a reliance on outside sales consultants. All other sales and marketing expenses have increased as a result of overall increases in sales and marketing activities.

Other income, net for the six months ended June 30, 2008 and 2007 was approximately $89,000 and $10,000, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances on hand during the six months ended June 30, 2008 when compared to the prior period one year ago.

As a result of the above, and as a result of a non-cash deemed dividend of ($1,000,000) related to the issuance of Preferred Stock in the prior period, the net loss for the six months ended June 30, 2008 and 2007 was approximately ($2,710,000) and ($1,925,000), respectively. The increased net loss was due to increases overall operating expense as a result of preparation for the production and commercialization of the WavSTAT and LUMA systems offset by a non-cash deemed dividend of $1,000,000 recognized in the prior quarter one year ago. Of the net loss for the quarter ended June 30, 2008 approximately ($601,000) was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On June 30, 2008, the Company had cash balances of $2,466,028 and short-term certificates of deposit of $1,000,000 for a total of $3,466,028 as compared to $5,188,177 in cash at December 31, 2007, representing a decrease of ($1,722,149) in liquid assets for the period. The cash and liquid asset balances decreased primarily due to working capital used in operations offset by funds raised through Regulation D private placements of common stock. During the six months ending June 30, 2008, the Company raised $445,351, net of issuance costs, from the sale of 736,856 shares of common stock at $0.70 per share, in each case sold to accredited investors. There have been minimal capital equipment expenditures incurred and no significant capital expenditures are foreseen.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the six months ended June 30, 2008, which have materially affected or are reasonably likely to materially affect such controls.

Evaluation of Internal Control Over Financial Reporting

Under the supervision of and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we performed an evaluation of the Company’s internal controls over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) for non-accelerated filers. Management understands that it is its responsibility to establish and maintain adequate internal control over financial reporting for the Company. Management assessed the processes related to and the systems of internal control over financial reporting and determined that, in combination with mitigating corporate controls, the Company’s internal control over financial reporting is effective at June 30, 2008.

Management identified and analyzed material financial statement accounts and their associated relevant business processes in first performing a financial risk assessment, then an entity-level risk assessment and, finally, an information technology risk assessment. The Financial Risk assessment segmented the different financial control processes (for example, the financial reporting, inventory management and purchasing processes) against material real and nominal financial accounts to determine which processes might imply the highest risk of financial statement misstatement. Management then reviewed and vetted these high-risk processes. Management conducted an Entity-Level risk assessment and reviewed such controls utilizing the COSO (Committee of Sponsoring Organizations of the Treadway Commission) control framework. In addition, Management performed an Information Technology risk assessment and reviewed the primary computer systems which effect the reporting of financial information. Management reviewed application, database, operating system and network software. We also reviewed our server, storage, network and desktop hardware environment.

As a result of these assessments, Management found no evidence of any material weaknesses in the Company’s internal controls over financial reporting. Management has concluded that, at June 30, 2008, internal controls over financial reporting were effective.

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

In February 2008, the Company sold 615,386 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770. The Company received net cash proceeds of approximately $388,000 after placement agent commissions and expenses of $42,770.

In May 2008, the Company issued 121,470 shares of common stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $85,000 in the final closing tranche of the Financing. The Company received net cash proceeds of approximately $68,000 after placement agent commissions and expenses of approximately $17,000.

These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 5, 2008. At the annual meeting, Jim Hitchin, Mark McWilliams, Rand Mulford, John Pappajohn, Stanley Pappelbaum, M.D., Chester Sievert, Jr., and the Honorable Tommy Thompson were elected as directors for terms expiring at the annual meeting of our shareowners in 2009. The following table shows the vote totals with respect to the election of these directors:

	For	Withheld
Jim Hitchin	56,962,273	85,065
Mark McWilliams	55,734,240	1,313,098
Rand Mulford	56,962,243	85,095
John Pappajohn	57,033,033	14,305
Stanley Pappelbaum, M.D.	57,032,033	15,305
Chester Sievert, Jr.	55,724,360	1,322,978
Honorable Tommy Thompson	57,006,773	40,565

At the annual meeting our shareholders also approved an amendment to our bylaws to permit uncertificated shares. The following table shows the vote totals with respect to the Bylaws Amendment:
Votes For	Votes Against	Abstentions
55,202,830	599,199	1,245,309

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-Q

June 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: August 14, 2008	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date: August 14, 2008	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)