Form 10-Q
period 2008-09-30
SPECTRASCIENCE INC
filed 2008-11-13
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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
(858) 847-0200
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ . NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on November 14, 2008 was 68,365,617. As of this date the Registrant also had outstanding warrants to purchase 71,250 shares of Series A Convertible Preferred Stock and 787,966 shares of common stock.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending September 30, 2008

PART I  FINANCIAL INFORMATION :

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,374,309	$5,188,177
Certificates of deposit	100,000	-
Accounts receivable (net)	52,498	-
Inventories	1,328,038	1,044,856
Prepaid expenses and other current assets	48,324	41,437
Total current assets	3,903,169	6,274,470
Fixed assets, net	971,579	943,482
Patents, net	3,227,942	3,415,117
TOTAL ASSETS	$8,102,690	$10,633,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,046	$155,051
Accrued liabilities	52,880	12,463
Total current liabilities	170,926	167,514

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 24,928,750 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 shares issued and outstanding - 0 shares at September 30, 2008 (2,000,000 shares at December 31, 2007)	-	20,000
Common stock, $.01 par value:
Authorized—100,000,000 shares
Issued and outstanding 68,365,617 shares at September 30, 2008 (58,992,944 shares at December 31, 2007)	683,656	589,929
Additional paid-in capital	17,586,606	16,430,997
Accumulated deficit	(10,338,498)	(6,575,371)
TOTAL STOCKHOLDERS’ EQUITY	7,931,764	10,465,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,102,690	$10,633,069

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$52,010	$-	$60,560	$-
Cost of revenue	22,079	-	27,130	-
Gross profit	29,931	-	33,430	-

Operating expenses:
Research and development	550,283	198,159	1,619,550	392,458
General and administrative	389,159	756,827	1,696,865	1,201,449
Sales and marketing	167,419	154,419	593,254	450,613
Total operating expenses	1,106,861	1,109,405	3,909,669	2,044,520
Operating loss	(1,076,930)	(1,109,405)	(3,876,239)	(2,044,520)

Other income, net	24,021	17,840	113,112	27,545
Net Loss	(1,052,909)	(1,091,565)	(3,763,127)	(2,016,975)
Deemed dividend on preferred stock	-	-	-	(1,000,000)
Net loss applicable to common stockholders	$(1,052,909)	(1,091,565)	$(3,763,127)	$(3,016,975)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.08)
Weighted average common shares outstanding	68,365,617	40,650,087	66,657,026	39,786,198

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2007	2,000,000	$20,000	58,992,944	$589,929	$16,430,997	$(6,575,371)	$10,465,555

Stock based compensation - consultants	-	-	-	-	41,532	-	41,532
Stock based compensation - employees	-	-	-	-	731,953	-	731,953
Exercise of stock options	-	-	20,000	200	2,800	-	3,000
Sale of common stock @ $0.70 per share	-	-	736,856	7,369	437,982	-	445,351
Conversion of Series A Preferred Stock	(2,000,000)	(20,000)	8,000,000	80,000	(60,000)	-	-
Conversion of preferred stock warrants	-	-	605,817	6,058	(6,058)	-	-
Common stock issued for services			10,000	100	7,400	-	7,500

Net loss	-	-	-	-	-	(3,763,127)	(3,763,127)
Balance, September 30, 2008	-	$-	68,365,617	$683,656	$17,586,606	$(10,338,498)	$7,931,764

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,763,127)	$(2,016,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,300	16,307
Stock-based compensation-employees	731,953	583,057
Stock-based compensation-consultants	41,532	442,520
Fair market value of common, warrants and options issued for services	7,500	-
Changes in operating assets and liabilities:
Accounts receivable	(52,498)	-
Inventory	(283,182)	(2,840)
Prepaid expenses and other current assets	(6,887)	9,800
Accounts payable	(37,005)	(5,627)
Accrued liabilities	40,417	(994)
Net cash used in operating activities	(3,111,997)	(974,753)

INVESTING ACTIVITIES:
Purchase of certificate of deposit	(1,000,000)	-
Redemption of certificate of deposit	900,000
Purchases of fixed assets	(50,222)	(12,030)
Proceeds from the sale of assets	-	-
Net cash provided by (used in) investing activities	(150,222)	(12,030)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	445,351	1,135,000
Net proceeds from issuance of preferred stock	-	973,021
Proceeds from exercise of stock options	3,000	1,500
Net cash provided by financing activities	448,351	2,109,521
Net increase (decrease) in cash and cash equivalents	(2,813,868)	1,122,738

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,188,177	174,802

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,374,309	$1,297,540

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA®”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed, and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. The LUMA Cervical Imaging System received FDA approval in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Exiting Status as a Development Stage Company

In prior periods the Company was considered a development stage enterprise since it had not yet generated significant revenue from the sale of products and its efforts had been principally devoted to moving the Company forward and preparing our products for domestic and international market introduction. The Company recorded significant sales and was an operating company during the quarter ended September 30, 2008.

Liquidity

As of September 30, 2008, the Company had working capital of approximately $3,732,000 and cash and cash equivalents of approximately $2,374,000 and short-term certificates of deposit of $100,000 for a total of approximately $2,474,000 of liquid funds available. For the nine month period ending September 30, 2008, the Company used approximately $3,112,000 to fund operating activities.

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

2.  Summary of Significant Accounting Policies

Revenue recognition

We recognize revenue, net of discounts, from sales of our medical devices and from sales of disposable supplies related to our medical devices, when a products have been shipped, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with several different high-credit quality financial institutions. At times, such amounts may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

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

For the nine months ended September 30, 2008 and 2007, stock-based compensation was approximately $773,000 and $1,026,000, respectively. Stock-based compensation expense of approximately $361,000 and $0 was recognized in research and development expenses for the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense of approximately $370,000 and $784,000 was recognized in general and administrative expenses for the nine months ended September 30, 2008 and 2007, respectively. Stock based compensation expense of approximately $42,000 and $242,000 was recognized in sales and marketing expense for the nine months ended September 30, 2008 and 2007, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of September 30, 2008, the Company has one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,254,843 reserved at September 30, 2008. At September 30, 2008 the Company had outstanding 5,850,000 options under the Option Plan representing approximately 8.56% of the outstanding shares (3,916,667 of which were exercisable), with 4,404,843 available for future issuance. Awards under the Company’s Option Plan generally vest over two to three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the nine months ending September 30, 2008 and 2007:

	2008	2007
Expected life	5 years	5 years
Risk-free interest rate	3.64%	4.37%
Expected volatility	133%	138%
Expected dividend yield	0%	0%

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

	Options		Weighted Average	Weighted Average
	Available	Plan	Exercise Price	Remaining	Aggregate
	For	Options	Per	Contractual Term	Intrinsic
	Grant	Outstanding	Share	(years)	Value
Outstanding December 31, 2007	3,053,942	5,795,000	$0.70	8.16	$1,616,050
Options granted	(650,000)	650,000	$0.70
Options exercised	20,000	(20,000)	$0.15
Additional options available	1,405,901	-	-
Forfeited or expired	575,000	(575,000)	$0.88
Outstanding at September 30, 2008	4,404,843	5,850,000	$0.69	8.02	$(1,224,500)
Exercisable at September 30, 2008		3,916,667	$0.59	7.42	$(448,774)

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $13,000 and $9,500, respectively. At September 30, 2008, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $916,000, which is expected to be recognized over the next three years.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at September 30, 2008.

Inventories

Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$1,269,922	$986,740
Finished goods	58,116	58,116
Totals	$1,328,038	$1,044,856

Income Taxes –

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

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations. Upon adoption and as of September 30, 2008, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company's tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of September 30, 2008, the Company had no interest and penalty accrual or expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the nine months ended September 30, 2008 and 2007, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and nine months ended September 30, 2008 include exercisable stock options and warrants to purchase shares of common stock. For the three and nine months ended September 30, 2008, if converted under the treasury method, these instruments would have resulted in an additional approximate 1,061,000 equivalent common shares outstanding.

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

The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“EITF 98-5”) and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated relative fair values of the Preferred and the warrants, in approximate amounts of $782,000 and $218,000, respectively, were calculated assuming the most favorable conversion price determinable to the Preferred shareholders. The value of the BCF was determined by the intrinsic value method and the fair value of the warrants was determined by the Black-Scholes option-pricing model at the date of issuance. The warrant fair value was determined assuming a five-year term, stock volatility of 140%, and a risk-free interest rate of 5.10%. The stand-alone fair value of the BCF was determined to be substantially higher than the proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering. Per the guidance of EITF 98-5, the value of the BCF and warrants are treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, is recorded as an increase to both additional paid-in-capital and deficit accumulated during the development stage at the time of issuance. On March 27, 2008 the Preferred was converted into 8,000,000 shares of common stock and no Preferred Stock remained outstanding on September 30, 2008. In May 2008, the holders of 178,750 Preferred warrants effected a cashless exercise to acquire, and the Company issued, 605,817 shares of common stock to the warrant holders. The Company received no proceeds from the exercise of the warrants and issuance of the common stock.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The Wav STAT Optical Biopsy System (“Wav STAT”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at five institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a platform that can be developed for use in many areas of the human body.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. With the acquisition of the LUMA product in November 2007, we are, and will be continuing to develop targeted sales plans during the remainder of 2008. Over the next twelve months SpectraScience intends to:

•	Continue selling and marketing the WavSTAT System in the US and international markets for the detection and treatment of colon cancer and pre-cancer.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Begin selling and marketing the WavSTAT System in US and international markets for the detection of esophageal cancer and pre-cancer.

•
Position and begin selling the LUMA System in the US to specialized OB/GYN clinics, managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Improve our San Diego facility and grow our organization to allow for expanding the manufacture of both WavSTAT and LUMA Systems and also to begin the design and planning for the next generation of fluorescence-based systems.

Results of Operations

For the Three Months ended September 30, 2008 and 2007

The Company recognized revenue of $52,010 and none for the three months ended September 30, 2008 and 2007, respectively. The increase in revenue and related cost of goods is primarily as a result of revenue generated from WavSTAT System sales.

Overall research and development expenses for the three months ended September 30, 2008 and 2007 were approximately $550,000 and $198,000, respectively. The approximate $352,000 increase was comprised of increases of approximately $270,000 in personnel expense, $73,000 in non-cash stock option expense, and $9,000 in all other expense. The increase in overall research and development expenses related to increases in personnel and activity related to the final development work and commercialization of the WavSTAT and LUMA product platforms.

General and administrative expenses for the three months ended September 30, 2008 and 2007 were approximately $389,000 and $757,000, respectively. The decrease of $368,000 was comprised of an approximate decrease in stock option compensation expense of $526,000 and other expense of $7,000 offset by approximate increases of $71,000 in personnel expense, $57,000 in amortization expense related to acquired intellectual property and $37,000 in lease expense. The large reduction in stock option expense from the prior period one year ago relates to the timing of initial vesting of stock option grants and the reduction in the Company’s common stock price between the comparative periods. The increases in expenses noted are a result of increased overall operational activities as compared to the same quarter a year ago.

Sales and marketing expenses for the three months ended September 30, 2008 and 2007 were approximately $167,000 and $154,000, respectively. This increase in $13,000 was a result of increases in personnel expense of $46,000 and trade-show expense of $5,000, offset by decreases in stock compensation expense of approximately $38,000.

Other income, net for the three months ended September 30, 2008 and 2007 was approximately $24,000 and $18,000, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances during the three months ended September 30, 2008 when compared to the prior quarter one year ago.

As a result of the above, the net loss for the three months ended September 30, 2008 and 2007 was approximately ($1,053,000) and ($1,092,000), respectively. Overall, the decreased net loss can be attributable to decreased stock option compensation expense offset by increases in all other expenses as a result of increased operational activity as the Company transitions out of its developmental stage. Of the net loss for the quarter ended September 30, 2008 approximately ($173,000) was comprised of non-cash stock-option expense.

For the Nine Months ended September 30, 2008 and 2007

The Company recognized revenue of approximately $61,000 and none for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue and related cost of goods is primarily as a result of revenue generated from WavSTAT System sales.

Overall research and development expenses for the nine months ended September 30, 2008 and 2007 were approximately $1,620,000 and $392,000, respectively. The approximate $1,228,000 increase was comprised of increases of approximately $655,000 in personnel expense, $361,000 in non-cash stock option expense, $70,000 in clinical study expense, $71,000 in engineering development expense, $48,000 in production supplies and $36,000 in professional expense offset by a reduction of $13,000 in all other expenses. The increase in overall research and development expenses related to increases in personnel and activity related to the final development work and commercialization of the WavSTAT and LUMA product platforms.

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were approximately $1,696,000 and $1,201,000, respectively. The approximate increase of $495,000 was comprised of increases of $262,000 in personnel expense, $192,000 in amortization and depreciation expense, $140,000 in professional expense, $67,000 in recruiting expense, $58,000 in travel expense, $50,000 in legal expense, $39,000 in lease expense, $21,000 in insurance expense, $12,000 in advertising expense and a $70,000 increase in all other expenses, offset by a $416,000 reduction in stock compensation expense. The large reduction in stock compensation expense from the prior period one year ago relates to the timing of initial vesting of stock option grants and the reduction in the Company’s common stock price between the comparative periods. The overall expense increase over this period was due to the increased activity related to the commercialization of our WavSTAT and LUMA product platforms.

Sales and marketing expenses for the nine months ended September 30, 2008 and 2007 were approximately $593,000 and $450,000, respectively. This increase of approximately $143,000 was a result of approximate increases in personnel expense of $232,000, trade show expense of $56,000, advertising expense of $17,000, insurance expense of $14,000 and all other expense of $23,000, offset by decreases in stock option compensation expense of approximately $199,000. The decline in stock option compensation expense is a result of changes in the vesting rate of underlying stock options and reduction of the Company’s stock prices. All other sales and marketing expenses have increased as a result of overall increases in sales and marketing activities.

Other income, net for the nine months ended September 30, 2008 and 2007 was approximately $115,000 and $28,000, respectively. The increase was primarily due to an increase in interest income due to higher interest bearing cash balances on hand during the nine months ended September 30, 2008 when compared to the prior period one year ago.

As a result of the above, and as a result of a non-cash deemed dividend of ($1,000,000) related to the issuance of Preferred Stock in the prior period, the net loss applicable to Common Shareholders for the nine months ended September 30, 2008 and 2007 was approximately ($3,763,000) and ($3,017,000), respectively. The increased net loss was due to increases overall operating expense as a result of preparation for the production and commercialization of the WavSTAT and LUMA systems offset by a non-cash deemed dividend of $1,000,000 recognized in the prior nine-month period one year ago. Of the net loss for the nine-month period ended September 30, 2008 approximately ($773,000) was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On September 30, 2008, the Company had cash balances of $2,374,309 and short-term certificates of deposit of $100,000 for a total of $2,474,309 as compared to $5,188,177 in cash at December 31, 2007, representing a decrease of ($2,713,868) in liquid assets for the nine-month period. The cash and liquid asset balances decreased primarily due to working capital used in operations offset by funds raised through Regulation D private placements of common stock. During the nine months ending September 30, 2008, the Company raised $445,351, net of issuance costs, from the sale of 736,856 shares of common stock at $0.70 per share, in each case sold to accredited investors. There have been minimal capital equipment expenditures incurred and no significant capital expenditures are foreseen.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the six months ended September 30, 2008, which have materially affected or are reasonably likely to materially affect such controls.

Evaluation of Internal Control Over Financial Reporting

Under the supervision of and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we performed an evaluation of the Company’s internal controls over financial reporting as per the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) for non-accelerated filers. Management understands that it is its responsibility to establish and maintain adequate internal control over financial reporting for the Company. Management assessed the processes related to and the systems of internal control over financial reporting and determined that, in combination with mitigating corporate controls, the Company’s internal control over financial reporting is effective at September 30, 2008.

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

As a result of these assessments, Management found no evidence of any material weaknesses in the Company’s internal controls over financial reporting. Management has concluded that, at September 30, 2008, internal controls over financial reporting were effective.

This interim report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over its financial reporting.

Cautionary Statement

A control system, no matter how well-designed and operated, cannot provide absolute assurance that theobjectives of the control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
N/A

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

September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: November 13, 2008	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date: November 13, 2008	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)