Form 10-K
period 2008-12-31
SPECTRASCIENCE INC
filed 2009-03-30
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2008

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes           ☐           No           ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes           ☐           No           ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            ☒           No            ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            ☐             No             ☒

Registrant’s revenues for each of its fiscal years ended December 31, 2008 and 2007 were $60,560 and $0, respectively. The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock as of the last business day of the Company’s most recently completed second fiscal quarter is $25,019,996. There is no non-voting Common Stock.

REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark  whether the issuer has filed all documentation and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            ☒            No           ☐

As of March 25, 2009 the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 69,696,653.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipates,” “estimates,” “expects,” “will likely result,” “projects,” “believes,” “intends,” or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

Acquisition of Luma Imaging Corporation Assets

On November 6, 2007, the Company acquired 100% of the shares of Luma Imaging Corporation (“LUMA ®”) from its shareholders in consideration for 11.2 million restricted shares of SpectraScience common stock (see Note 1 of the accompanying consolidated financial statements).

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

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consists of a total of 34 issued US Patents and 18 additional patent applications.

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

The WavSTAT operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer and, if warranted, to begin immediate treatment during the same procedure. The SpectraScience WavSTAT uses laser-induced auto-fluorescence to obtain spectral information from tissue at the suspected site. The system is a non-significant risk device which transmits low-level UV laser light energy through an optical fiber to the tissue via the working channel of an endoscope. The tissue in contact with the optical fiber absorbs the light. The resulting tissue auto-fluorescence is collected by the same optical fiber and returned to a detector within the WavSTAT console for measurement. The system analyzes the spectral data and displays the results graphically for the user as normal tissue (green light), suspected pre-cancer, or cancer (red light). Data are recorded on a printer and saved in flash memory and a hard drive. The WavSTAT has been tested at five leading medical centers, including the Mayo Clinic and Massachusetts General Hospital, with results demonstrating statistically significant improvement in physician accuracy in the ability to detect pre-cancerous and cancerous tissue during endoscopy.

The WavSTAT was specifically designed to serve as a technology platform to facilitate multiple medical applications for cancer detection. Spectra Science sees additional opportunities for this core technology in several other large as-yet-unexplored markets which include lung, skin, oral, prostate, breast, urinary and bladder cancer detection. The Company is currently developing additional applications of its platform for these markets, and is analyzing feasibility of the use of our technology and the revenue opportunity for each market.

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the US with approximately 108,070 new cases annually. With an estimated 49,960 deaths in 2008, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the US. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the US) with the screening market expected to increase 20% over the next ten years. Demographic statistics for the European Union are very similar.

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

Relative to colorectal cancer, five-year survival rates as reported by the American Cancer Society are as follows:

•	Approximately 90% of patients live five years or longer if the cancer is detected and treated at an early stage;

•	Only 68% of patients live five years or longer if the cancer spreads outside the polyp and colon to nearby organs or lymph nodes; and

•	The five-year survival rate for those patients in whom the cancer has spread further to the liver or other organs is only 10%.

Clearly, early detection of colorectal cancer is essential to long-term survival. Unfortunately, the American Cancer Society reports that only 39% of colorectal cancers are detected at an early stage. Clinical studies indicate that colorectal cancer screening procedures result in earlier detection and can prevent as many as 20 to 40% of potential colorectal cancers and subsequently reduce colorectal cancer deaths by 30 to 50%. Colorectal screening procedures not only save lives, they also save money. If a patient is not diagnosed until symptoms develop and the disease has spread, or if misdiagnosed at an early stage, the chance of patient survival plummets and more advanced treatment regimens such as surgery, chemotherapy and/or radiation become necessary.

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

Barrett’s esophagus, dysplasia and esophageal cancer patients are presently diagnosed via endoscopy of the esophagus with the physician taking multiple random physical biopsies of the esophageal lining, a significantly invasive procedure. High-grade dysplasia is a critical stage to correctly diagnose because physicians frequently recommend surgical resection or removal of the esophagus in such an event. Unfortunately for the patient, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. Accurate diagnosis is critical and, as a result, physical biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern in the esophagus in the hope of finding the most appropriate tissue to physically biopsy. Current medical practice typically follows the guidelines described below:

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

The American Cancer Society estimated that 16,470 new cases of esophageal cancer were diagnosed in the year 2008, with an approximate 90% mortality rate. In addition, the rate of esophageal cancer is growing six times faster than any other form of cancer. The relatively high death rate associated with esophageal cancer typically results from a lack of early diagnosis with the outcome being that the cancer has grown to an advanced stage. As described below, the frequency of endoscopic surveillance for these patients increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

The Company has developed an application for the WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. Spectra Science completed a clinical study in April 2002 using its WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. This clinical trial was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's patients, and to develop and demonstrate the feasibility of the WavSTAT for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of the evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high-grade versus low-grade dysplasia or non-dysplastic Barrett's esophagus, suggesting that the WavSTAT is effective in detecting pre-cancerous and cancerous tissue . Derived from the study data, a proprietary tissue recognition software algorithm was developed and is being used in a current trial.  The WavSTAT with the esophageal algorithm was released for sale in the EU late in 2008.

The annual potential revenue estimated for esophageal cancer and pre-cancer detection in the US and EU is $850 million and the disposable/re-useable market is estimated at an additional $250-650 Million.

Cervical Cancer

Almost a thousand women die every day worldwide from cervical cancer.  Cervical cancer is the sixth most common form of malignancy in U.S. women, with approximately 11,000 new cases per year. An additional 600,000 women are identified each year as having pre-cancerous cervical disease. Early detection of these pre-cancerous conditions allows clinicians to treat patients more effectively, less expensively, and with fewer lasting health effects. Currently, women with abnormal Pap tests are diagnosed with a colposcope, a decades-old, low-powered binocular microscope technology, which provides only a limited visual assessment of the cervix. In fact, a recent large-scale National Cancer Institute-sponsored clinical trial demonstrated that colposcopy failed to detect 33% of high-grade precancerous lesions in women referred with questionable Pap results. LUMA’s ability to detect close to 30% more ASCUS/LSIL cervical cancer precursors than colposcope alone provides clinicians with a valuable tool in the fight against cervical cancer in addition to colposcopy.

More than four million U.S. women have abnormal Pap tests each year, and they typically undergo a series of repeat, stressful and expensive diagnostic tests. For women with precancerous lesions, the long diagnostic cycle can allow the disease to progress and develop into invasive, life-threatening cancers. By providing a more definitive objective test, it is expected that LUMA will allow clinicians to more effectively manage and treat millions of women who are at risk of cervical cancer.

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

In the U.S. alone, over $6 billion is spent annually on the screening, diagnosis and treatment of women with cervical cancer and the colposcopy market is approximately $1.0 billion annually. Diagnosing cervical cancer is often a long and uncertain process, requiring repeat visits by anxious patients. Approximately two million colposcopy procedures are performed annually in the United States, with many repeat exams aimed at arriving at a definitive diagnosis. The introduction of HPV-DNA testing is expected to be a catalyst for this market, increasing the number of colposcopy procedures performed each year. LUMA offers a reliable, easy-to-use diagnostic exam that provides rapid answers for clinicians and their patients by greatly reducing missed diagnosis and allowing for early-stage decision and treatment of cervical cancer precursors.

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the Food and Drug Administration (FDA). The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements, we could face:

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

In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT and LUMA are both Class III devices; this is FDA’s most highly regulated category in the Center for Devices and Radiological Health (CDRH). In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization.

FDA approval to distribute regulated devices can be obtained in one of two ways. If a new or significantly modified device is “substantially equivalent” to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. We received 510(k) clearance from the FDA for our disposable and reusable Optical Biopsy Forceps in December 1996.

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

If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a pre-market approval application typically takes from six months to two years from the date the application is accepted for filing, but can be significantly longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee will be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

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

Any products manufactured or distributed pursuant to FDA clearances or approvals, are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences when using the product

Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections. The Food Drug and Cosmetic Act requires devices to be manufactured in accordance with Quality System Requirements regulations, which impose procedural and documentation requirements upon a manufacturer and any of its contract manufacturers with respect to manufacturing and quality assurance activities. The frequency and depth of inspections of PMA products are generally more detailed and frequent than products cleared in the 510(k) process. Quality System Requirements regulations also require design controls and maintenance of service records. Changes in existing requirements or adoption or new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

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

A similar path was followed for the LUMA Cervical Imaging System with the original PMA being filed by FDA on June 28, 2004. Following interactive communication with FDA and 15 PMA amendments, the product received its PMA approval on March 16, 2006. In addition to the standard conditions of approval, an additional LUMA approval condition was a post-approval study. When the LUMA assets were acquired, approximately one third of the study had been completed. We are continuing the post-approval study to meet this condition of approval.

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

Devices that comply with the requirements of the Medical Devices Directive will be entitled to bear the CE mark, indicating that the device complies with the essential requirements of the applicable directive. In order to distribute a medical device in the European Union, the product must earn and display the CE mark. Generally, companies must also go through the ISO certification process in order to obtain the CE mark. SpectraScience received ISO 9001 certification in July 2000, and CE mark authorization for our products in October 2000. In order to maintain ISO 9001 certification SpectraScience must undergo a yearly audit to assure the European Union regulatory agencies of our compliance with ISO 9001 standards. Our last audit was in 2008, when we earned certification for an additional standard, EN 13485:2003, which is a medical device adaptation of the ISO 9001 standard. We are periodically re-audited to remain ISO 9001 and EN 13485 certified. There can be no assurance that we will be able to maintain international certification or CE mark authorization for any of our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

Product Research and Development

The Company invested significant capital in research and development for the fiscal year ended December 31, 2008 as compared to prior recent history. The increase was as a result of increased clinical trial activity, the further development of the Barrett's software algorithm and the transition to producing systems for sale, rather than for clinical trials. Research and development expenses were $2,220,007 and $796,944 for the fiscal years ended December 31, 2008 and 2007, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such appliance to be non-material for the fiscal year ended December 31, 2008 and the foreseeable future.

Distribution, Sales and Customers

Our objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2009, our sales and marketing efforts will be focused on selling, leasing or renting the WavSTAT and LUMA Systems in the colorectal, cervical and esophageal cancer diagnostic markets. We envision particular emphasis on selling the WavSTAT System in international markets.

In the United States, successful product introduction will require a larger direct sales force or a strategic corporate partner that has strongly established call patterns within Managed Care Organizations. Management believes the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT and LUMA Systems, will be a strong component of a product introduction strategy. To further these objectives during 2008, the Company hired a new Director of Marketing and Sales, a Director of International Sales and appointed new European Distributors.

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

Third-Party Reimbursement

We expect to market and sell the WavSTAT and LUMA Systems primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Significant sales of the our Systems will, in part, be dependent on the availability of adequate reimbursement from these third party payers for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and timesaving recognized and clinical benefits that we believe will be derived from the use of our products.

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

Upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies are not currently approved for reimbursement by third-party payers, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement, even if it proves to play a significant role in improving the endoscopist’s ability to accurately differentiate among polyps in the colon, Barrett’s esophagus or cervical dysplasia, thereby leading to early detection and subsequent treatment.

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

Manufacturing and Sources of Supply

SpectraScience manufactures the WavSTAT and LUMA Systems at its facility in San Diego. The WavSTAT forceps are outsourced to United States contract OEM manufacturers. At the present time, SpectraScience performs the manufacturing of the optical fiber portion of the forceps in-house. The Company also performs certain final assembly processes of the WavSTAT Forceps. All WavSTAT and LUMA Systems previously used for pre-clinical testing, FDA compliant clinical trials, and cost effectiveness/outcome clinical studies were manufactured under a Quality System with Standard Operating Procedure controls. Management continues to utilize these quality control Systems and adds to or modifies them as necessary.

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

The manufacturing processes and Standard Operating Procedures required to build a WavSTAT and LUMA System have been reviewed by the FDA and we are authorized to manufacture the product in our current facility.   Both the FDA and the European Notified Body will continue to perform periodic audits as long as SpectraScience manufactures and commercializes medical products

Competition

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

•
Electro-Optical Sciences, Inc. (Irvington, NY-OTC:MELA) is focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. MelaFind® features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. The data is then analyzed against its proprietary database of melanomas and benign lesions using sophisticated algorithms in order to provide information to the physician and produce a recommendation of whether the lesion should be biopsied. They are currently designing clinical trials.

•
Guided Therapeutics, Inc.(Norcross, GA-OTC GTHP) is a medical technology company focused on developing medical devices that have the potential to improve health care. The technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, b) methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring and c) methods of delivering insulin to people with diabetes with a SimpleChoice® product line. In 2007, they indicated that they sold their insulin delivery business and will focus on completing the development of their cervical cancer detection device.

•
STI Medical Systems – (Honolulu, HI) is developing what they call Hyperspectral Diagnostic Imaging (HSDI®) for use in detecting cervical cancer and other cancers. HSDI is claimed to be a unique, high-tech blend of spectral and spatial imaging and image processing, exploiting biochemical phenomenology to address unmet diagnostic needs. HSDI utilizes Virtual Biopsy® technology to automatically capture and analyze data using a combination of high-resolution digital imagery, tissue fluorescence imagery and white-light reflectance imagery. Advanced computer aided diagnosis algorithms use these data to detect, classify and localize cancer and cancerous tissue with accurate delineation of disease margins. It is unknown if the company has tested the product on patients with sufficient volume to make an FDA filing.

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

SpectraScience currently owns exclusive rights to a total of thirty-four issued US patents and international patents for the LUMA technology.

Patent Name	U.S. Patent Number
Spectral Volume Microprobe Analysis of Materials	5,713,364
Spectral Volume Microprobe Arrays	6,104,945
Sheath for Cervical Optical Probe	D453,832
Sheath for Cervical Optical Probe	D453,962
Sheath for Cervical Optical Probe	D453,963
Sheath for Cervical Optical Probe	D456,964
Spectroscopic System Employing a Plurality of Data Types	6,385,484
Spectral Volume Microprobe Arrays	6,411,835
Systems and Methods for Optical Examination of Samples	6,411,838
Spectral Data Classification of Samples	6,421,553
Optical Methods and Systems for Rapid Screening of the Cervix	6,427,082
Sheath for Cervical Optical Probe	D460,821
Substantially Monostatic, Substantially Confocal Optical Systems for Examination of Samples	6,760,613
Fluorescent Fiberoptic Probe for Tissue Health Discrimination and Method of Use Thereof	6,768,918
Method and Apparatus for Identifying Spectral Artifacts	6,818,903
Spectral Volume for Microprobe Arrays	6,826,422
Sheath for Cervical Optical Probe	D507,349
System for Normalizing Spectra	6,839,661
Optical Probe Accessory Device for Use In-Vivo Diagnostic Procedures	6,847,490
Methods of Monitoring Effects of Chemical Agents on a Sample	6,902,935
Sheath for Cervical Optical Probe	D500,134
Optimal Windows for Obtaining Optical Data for Characterization of Tissue Samples	6,933,154
Methods and Apparatus for Displaying Diagnostic Data	7,136,518
Spectral Volume Microprobe Analysis of Materials	5,813,987
Colonic Polyp Discrimination by Tissue Florescence and Fiberoptic Probe	7,103,401
Optical Methods and Systems for Rapid Screening of the Cervix	7,127,282
Methods and Systems for Correcting Image Misalignment	7,187,810
Image Processing using Measures of Similarity	7,260,248
Methods and Apparatus for Processing Spectral Data for use in Tissue Characterization	7,282,723
Methods and apparatus for characterization of tissue samples	7,309,867
Fluorescent fiberoptic probe for tissue health discrimination	7,310,547
Methods and Systems for Correcting Image Misalignment	7,406,215
Unique Methods of Calibrating Spectral Data	7,459,696
Unique Methods and Apparatus for Evaluation of Image Focus	7,469,160

An additional 18 patent applications are pending. In total, more than 500 valid claims have been granted covering a broad range of technology and methods. Foreign rights have further been secured for many of the most important patents.

SpectraScience believes that it holds the single largest patent portfolio of its kind in the field of optical methods for identifying tissue abnormalities, particularly for identifying cancer and its precursors. The Company also believes that its portfolio will protect the core technology and methods embodied in the LUMA and WavSTAT Systems and for many of its foreseeable product extensions and will create a substantial barrier to entry for others pursuing similar approaches.

Core Areas of Patent Protection

More specifically, SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

s	Localized tissue characterization using optical methods

s	Specific application of fluorescence and broadband spectroscopy, and video imaging, particularly in combination

s	Designs and use of a disposable sheath, particularly in combination with systems and methods, including use of unique identifiers

s	Algorithmic methods specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods

s	Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers), and in combination with treatment

s	Applications to further system development, including applications for screening, treatment and other fields beyond cervical cancer

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

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have clinical trial liability insurance coverage at this time for our clinical programs. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Employees

As of March 25, 2009, SpectraScience had ten full-time employees, six involved with manufacturing, two in sales and marketing and two engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

Executive Officers and Additional Individuals

Name	Age	Position
Jim Hitchin	66	Chairman, President and Chief Executive Officer

James Dorst	54	VP Finance and Chief Financial Officer

Todd Pinkowski	46	Director of Operations

Michel Vaudry	64	Director of International Sales

The following biographical information was provided by the respective officers and individuals.

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

Todd Pinkowski, Director of Operations, joined the Company in December 2007. From 1998 to 2007 he held the position of Senior Manager of Technical Service & Manufacturing at ResMed Corp. Prior to this, he worked for 14 years as a senior production supervisor at Infrasonics/Nellcor PB. He began his professional career as a Sergeant, Armament Systems Specialist, in the US Air Force after having graduated from high school in Valatie, N.Y.

Michel G. Vaudry, Director of International Sales, joined the Company in July 2004. He previously held the position of Technical Director at Hemotherapies, Inc., a Liver Dialysis manufacturer. Prior to Hemotherapies, he was the President of Medicare Industries, Inc., manufacturing Intensive Care equipment for neonates. At Medicare Industries, he also headed the Operations and Regulatory/Quality control Departments and set-up International manufacturing and research/development alliances. He was responsible for establishing ISO 9001 and CE marks for two companies. Previously, he moved from Europe to the US and held the position of VP International Sales for a major medical device manufacturer. Mr. Vaudry has a Bachelor of Science in Electronic Engineering and a Degree in Mechanical Engineering from the University of Caen, Normandy, France. He is fluent in French, English and conversational in Spanish and has some knowledge of spoken Arabic.

ITEM 1A. RISK FACTORS.

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

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $5,271,332 and $3,020,588, respectively, during the past two years of operations. As a result, at December 31, 2008 we had an accumulated deficit of $11,720,273. We have incurred net losses from continuing operations of $5,144,902 and $2,974,585 for the fiscal years ending 2008 and 2007. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT and LUMA Systems and applications of our technology could force us to raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

At December 31, 2008, we had a working capital balance of $1,759,440. We had an operating cash flow deficit of $3,811,212 for the fiscal year ended December 31, 2008 and an operating cash flow deficit of $1,459,811 in 2007. We do not have sufficient financial resources to fund our operations. Therefore, we will likely need additional funds to continue our operations.

We will need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, financial condition, results of operations and cash flows.

WE HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended December 31, 2008 that we have incurred losses and had negative cash flows from inception and that additional capital will be necessary to market our products to finance our operations, but there is no assurance that such financing will be available, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. We cannot assure you that our business plans will be successful. This opinion about our ability to continue as a going concern could affect our ability to obtain additional financing at favorable terms, if at all; as such an opinion could cause investors to lose faith in our long term prospects. If we cannot successfully continue as a going concern, our shareholders could lose their entire investment in our common shares.

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

We currently have a staff of ten full time employees, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing, Operations Manager, a Chief Engineer, Director of Regulatory Affairs and an Export Sales Manager as well as administrative employees other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by the Company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

The market for skilled sales and marketing personnel is highly competitive and specialized. If we are unable to hire and retain skilled and knowledgeable sales people it may negatively impact our ability to introduce our products or generate revenue sufficient to affect our future business plans. In addition, our inability to develop business relationships with key technical distributors may also negatively impact our ability to successfully market our products.

THE COMPANY MAY BE UNSUCCESSFUL IN COMMERCIALIZING THE LUMA ASSETS

With the successful acquisition of the LUMA Imaging Corp. assets in November of 2007, we will have to manage its assets, primarily intellectual property, to successfully commercialize the LUMA products. Our limited number of technical and marketing personnel, and our limited budget, may be inadequate for the task.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors’ and officers’ liability insurance, but such insurance is expensive and can be difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all in the future, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, which we own, and one additional patent for which we own the exclusive license. In October 2006, the Company filed for a patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue”. Our LUMA system is the subject of 52 patent applications worldwide, 38 of which have issued and 18 patents are pending.

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

THE PATENTS WE OWN COMPRISE A LARGE PORTION OF OUR ASSETS, WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, and an additional patent for which we own an exclusive license. One of the eight patents has lapsed for failure to pay maintenance fees, and we are in the process of reinstating the patent. We cannot assure you that we will be successful in reinstating the patent. In addition, our LUMA System is the subject of 52 patent applications worldwide, 38 of which have been issued with 18 patents pending. These patents comprise approximately 44% of our assets at December 31, 2008. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

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

OUR PRODUCTS MAY BE SUBJECT TO RECALL OR PRODUCT LIABILITY CLAIMS.

Our WavSTAT and LUMA System products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition.

WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are legally available, that the dividends will be paid.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL YOUR STOCK.

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

OUR COMMON STOCK IS THINLY TRADED, SO INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL.

Our Common Stock has historically been sporadically or "thinly-traded", meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. As of March 25, 2009, our average trading volume per day for the past three months was approximately 29,000 shares a day with a high of 194,300 shares traded and a low of 0 shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the ninety-day period ended March 25, 2009, the high and low closing prices of a share of our Common Stock were $0.33 and $0.15, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our stock is sporadically and/or thinly-traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our Common Stock: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

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

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 30% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF March 25, 2009) OF OUR OUTSTANDING COMMON STOCK, WHICH MAY LIMIT THE ABILITY OF OTHER STOCKHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF THE COMPANY. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF THE COMPANY THAT MIGHT OTHERWISE RESULT IN STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE FOR THEIR COMMON STOCK.

As of March 25, 2009, our officers and directors beneficially own or control approximately 30% (including all options exercisable within sixty days of March 25, 2009) of our outstanding Common Stock. These persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

As of March 25, 2009, there are outstanding common stock purchase options entitling the holders to purchase 8,150,000 shares of Common Stock at a weighted average exercise price of $0.59 per share (4,216,667 of these shares are exercisable within the next 60 days). The exercise price for all of the aforesaid options may be less than your cost to acquire our Common Stock. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your Common Stock. In addition, the holders of the common share purchase options may sell Common Stock in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 125,000,000 shares of capital stock, including 100,000,000 shares of Common Stock and 25,000,000 undesignated shares (our undesignated shares may be designated as in a senior position to the current stock). After taking into consideration our outstanding Common Stock at March 25, 2009, we will be entitled to issue up to 6,942,294 additional shares of Common Stock (100,000,000 authorized less shares outstanding of 69,707,615, 11,558,974 shares reserved for issuance to Fusion Capital, 10,456,142 shares reserved for issuance of stock options, 787,966 shares reserved for placement agent warrants and 547,009 shares reserved for Fusion Capital as allocable commitment shares and up to 25,000,000 shares of undesignated capital stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTIES.

SpectraScience leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $5,334 through December 2009, plus a pro rata share of operating expense and real estate taxes (approximately $1,050 per month). In the event of the termination of this lease, we believe that we could lease other acceptable space on a comparable basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the symbol SCIE.OB. The last reported bid price of the common stock on March 25, 2009 was $0.20.

The following table sets forth for the calendar period indicated; the quarterly high and low bid prices of our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW
2008:
Fourth Quarter	$0.50	$0.21
Third Quarter	0.68	0.40
Second Quarter	1.01	0.61
First Quarter	1.05	0.70

2007:
Fourth Quarter	1.33	0.84
Third Quarter	1.26	0.75
Second Quarter	1.65	0.96
First Quarter	1.40	0.76

On March 25, 2009 we had approximately 750 registered stockholders of record of the 69,696,653 shares of our common stock. We estimate that there are approximately 4,000 beneficial stockholders of our common stock.

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

Recent Sales of Unregistered Securities

Fiscal Year Ended December 31, 2008

Common Stock

In December 2008, the Company issued 100,000 restricted common shares to Fusion Capital in payment of expenses related to a proposed financing. The fair value of the shares was determined to be, and the company capitalized an amount of $33,000, based upon the market value of the stock on the date of issuance. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In June 2008, the Company issued 10,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $7,500, and the company recognized expense in the amount of $7,500, based upon the market value of the stock on the date of issuance.

In February 2008, the Company issued 615,386 shares of Common Stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770. The Company received net cash proceeds of approximately $377,000 after placement agent commissions and expenses of $42,770. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

 In May 2008, the Company issued 121,470 shares of Common Stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $85,000 in the final closing tranche of the Financing. The Company received net cash proceeds of approximately $68,000 after placement agent commissions and expenses of approximately $17,000. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock

In March 2008, the holder of 2,000,000 shares of Series A Convertible Preferred stock converted his shares into 8,000,000 shares of restricted Common Stock. The Series A Convertible Preferred Stock was converted into Common Stock at a conversion price of $0.125 per share. The Company received no proceeds as a result of the transaction.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock Warrants

In December 2008 the holders of 71,250 of the Company’s Series A Preferred Warrants effected a cashless exercise of their warrants in exchange for 147,981 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In May 2008 the holders of 153,750 of the Company’s Series A Preferred Warrants effected a cashless exercise of their warrants in exchange for 521,249 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In April 2008 a holder of 25,000 of the Company’s Series A Preferred Warrants effected a cashless exercise of his warrants in exchange for 84,568 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Common Stock Purchase Warrants

In May 2008, as additional consideration associated with a private placement of Common Stock, the Company issued 73,681 five-year cashless warrants to purchase an equal number of common shares at $0.80 per share to Advanced Equities, Inc., the placement agent associated with the placement. The Company is obligated to reserve 73,681 common shares under these warrants and the shares underlying the warrants are subject to a registration rights agreement. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Stock Options

In May 2008, 20,000 stock options held by an employee were exercised. The Company received net proceeds of $3,000 as a result of the exercise.

Fiscal Year Ended December 31, 2007

Common Stock

In December 2007, the Company issued 7,142,857 shares of Common Stock to accredited investors at a price of $0.70 per share. The Company received net cash of approximately $4,379,000 after placement agent commissions and expenses of $600,000 and other transaction expenses of approximately $21,000. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In November 2007, the Company issued 11,200,000 shares of restricted Common Stock to accredited investors in exchange for the assets of LUMA Imaging Corporation. The price paid was based on the fair-value of the underlying assets received, which totaled approximately $5,025,000 or $0.45 per share. This transaction was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

From March through May of 2007, the Company issued 2,270,000 shares of Common Stock at a price of $0.50 per share to accredited investors for $1,135,000 in cash. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock

In June 2007, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (“Preferred”) to accredited investors at a price of $0.50 per share for $1,000,000 in cash. As of December 31, 2007, the Preferred is convertible into Common Stock.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock Purchase Warrants

In June 2007, the Company issued five-year warrants to accredited investors to purchase 250,000 shares of Series A Preferred at $0.50 per share.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Common Stock Purchase Warrants

In December 2007, the Company issued 714,285 five-year warrants to purchase Common Stock at $0.80 per share to Advanced Equities, Inc., the Placement Agent associated with the December private equity financing.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

ITEM 6.          SELECTED FINANCIAL DATA

Not required.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to assess and understand our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and footnotes that follow such consolidated financial statements.

Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

Plan of Operation

In the third fiscal quarter of 2008, the Company began selling its products and is no longer a development stage company. The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next twelve months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the US and international markets for the detection and treatment of colon cancer and pre-cancer.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Begin marketing and selling the WavSTAT System in US and international markets for the detection of esophageal cancer and pre-cancer.

•
Position and begin selling or renting the LUMA System in the US as an adjunct to colposcopy to specialized OB/GYN clinics (increase revenue), managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for the manufacture of both WavSTAT and LUMA Systems in-house and also to begin the design and planning for the next generation of fluorescence-based systems.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2009, as we complete clinical trials, begin outcome-based clinical studies, continue research and development activities, and ramp up sales and marketing efforts to sell both the WavSTAT and LUMA Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash and cash equivalents of approximately $1,618,000 at December 31, 2008 and $5,188,000 at December 31, 2007. The decrease in cash for the fiscal year was a result of approximately $4,018,000 cash used in operations and acquisitions of equipment offset by sales of common stock for net proceeds of approximately $448,000. SpectraScience expects that we will require additional sales of equity securities to provide sufficient working capital for planned operations for the next twelve months.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

•	The timing and progress of outcome-based clinical trials

•	The timing and extent to which SpectraScience’s products gain market acceptance

•	The timing and expense of developing marketing and distribution channels

•	The progress and expense of developing next generation products and new applications for the WavSTAT and LUMA Systems

•	The potential requirements and related costs for product modifications

•	The timing and expense of various U.S. and foreign regulatory filings

•	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals, and

•	The status, maintenance and enhancement of SpectraScience’s patent portfolio.

•	The overall effect of the present global economic recession on the ability of the Company to generate sales revenue.

The Fusion Transaction

On January 30, 2009, we signed a $6.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company.  Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right over a 24-month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $25,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $6.0 million.  The Company will control the timing and amount of any sales of shares to Fusion Capital.

The purchase price of the shares related to the $6.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount.  Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15.  The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement.  The proceeds to be received by the Company under the common stock purchase agreement will be used for working capital and general corporate purposes.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement we have issued to Fusion Capital 1,094,017 shares of our common stock as a commitment fee. Also, we will issue to Fusion Capital an additional 547,009 shares as a commitment fee pro rata as we receive the $6.0 million of future funding.

The foregoing description of the common stock purchase agreement and the registration rights agreement are qualified in their entirety by reference to the full text of the common stock purchase agreement and the registration rights agreement, a copy of each of which is attached hereto as Exhibit 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Fiscal Year Ended December 31, 2008 As Compared To Fiscal Year Ended December 31, 2007

Operating Expenses

Consolidated operating expenses were $5,304,762 (of which approximately $992,000 was for non-cash compensation from stock options) for the fiscal year ended December 31, 2008, versus $3,020,588 (of which approximately $1,401,000 was for non-cash compensation from stock options) for the comparable period one year ago. The net increase of $2,284,174 was comprised of a $1,423,063 increase in research and development expenses, a $646,758 increase in general and administrative expenses and a $214,353 increase in sales and marketing expenses.

Research and development expenses increased by $1,423,063 due to an increase of $876,026 in payroll expense, a $268,406 increase in stock option compensation expense, a $181,509 increase in product development expense, a $54,570 increase in clinical trial expense, a $46,855 increase in production supplies expense and a net $4,304 decrease in all other research and development expenses. . All of the increases were a result of the additional activity and effort invested in the development and commercialization of the WavSTAT and LUMA Systems for the fiscal year ended December 31, 2008.

General and administrative expenses increased $646,758 due to a $306,626 increase in administrative payroll expense, a $223,858 increase in depreciation and amortization, a $149,637 increase in patent legal expense, a $79,494 increase in audit related expense, a $67,245 increase in recruiting fees, a $61,117 increase in rent and occupancy expenses, a $54,820 increase in travel expense, a $16,778 increase in investor relations expense a $45,110 increase in consulting expense and a $132,779 increase in all other expenses all offset by a $490,706 decrease in  stock compensation expense. The overall increase in most categories of general and administrative expense reflects the increased activity, larger organization and shift from development to commercialization of our systems in fiscal 2008 as compared to 2007. The increase in depreciation and amortization expense is primarily a result of the acquisition of the LUMA patent portfolio in November 2007, and its subsequent amortization for the full 2008 fiscal year. The decrease in stock compensation expense results primarily from a higher number of stock options granted in the prior fiscal year.

Sales and marketing expenses increased by $214,353. The increase was comprised of $289,216 in sales payroll expense, a $62,422 increase in trade show expense, a $21,866 increase in advertising expense, a $10,106 increase in travel expense and a $19,916 increase in all other sales expenses offset by an $189,173 decrease in stock compensation expense. The decrease in stock compensation expense results from a general increase in the vesting terms of recent stock option grants and the relatively low market price of Company stock as compared to the prior fiscal year.

Other Income

Other income, net increased $80,427 due to interest earnings on higher average cash balances for the year as compared to the prior fiscal year.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet arrangements.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of this Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Accounting For Transactions Involving Stock Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123(R) (revised 2004), "Share-Based Payment", (“SFAS 123(R)”) which amends FASB Statement 123 and was effective for public companies for annual periods beginning after December 15, 2005. The new standard requires us to expense employee stock options and other share-based payments. Since inception on August 2, 2004, the Company has been recording to expense the fair value of employee and non-employee options. These expenses amounted to $992,223 and $1,401,096 for the years ended December 31, 2008 and 2007, respectively.

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

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation and implementation of the impact of the January 1, 2007 adoption of FIN 48 and determined that the Company does not have uncertain tax positions on its 2004, 2005, 2006 and 2007 tax returns. Based on evaluation of the 2008 transactions and events, the Company does not have any uncertain tax positions that require measurement. The Company had a full valuation allowance on its deferred tax assets as of December 31, 2007 and 2008, and has not recognized any tax benefits since inception.

Recent Accounting Pronouncements

In June 2008, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF Issue No. 07-5 provides for a two-step approach for the evaluation of a financial instrument’s contingent exercise and settlement provisions to determine if the instrument is indexed to an entity’s own stock. The Task Force reached a consensus that this Issue should be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. On December 31, 2008, the Company had no instruments outstanding which would have required the application of EITF No. 07-05. Management is currently assessing the impact, if any, that EITF Issue No. 07-5 may have on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company carries no market risk sensitive instruments on its balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2008 and 2007 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiary
Consolidated Financial Statements
Years Ended December 31, 2008, and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
SpectraScience, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc. and subsidiary as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses and negative cash flows from operating activities from its inception. As of December 31, 2008, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of SpectraScience, Inc’s internal control over financial reporting as of December 31, 2008, included in the accompanying management’s report included in Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen

Des Moines, Iowa
March 30, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SpectraScience, Inc.

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2007, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
March 27, 2008

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,618,181	$5,188,177
Accounts receivable	23,877	-
Inventories	465,881	1,044,856
Prepaid expenses and other current assets	85,344	41,437
Total current assets	2,193,283	6,274,470

Fixed assets, net	1,876,738	943,482
Patents, net	3,165,550	3,415,117

TOTAL ASSETS	$7,235,571	$10,633,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,762	$155,051
Accrued expenses	88,081	12,463
Total liabilities	433,843	167,514

COMMITMENTS

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 shares authorized at December 31, 2008 and 2007, none issued	-	-

Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 shares at December 31, 2008 and 2007. Issued and outstanding 0 and 2,000,000 shares, respectively	-	20,000

Common stock, $.01 par value:
Authorized — 100,000,000 shares
Issued and outstanding—68,613,598 and 58,992,994 shares at December 31, 2008 and 2007, respectively	686,136	589,929
Additional paid-in capital	17,835,865	16,430,997
Accumulated deficit	(11,720,273)	(6,575,371)
TOTAL STOCKHOLDERS’ EQUITY	6,801,728	10,465,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,235,571	$10,633,069

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007

Revenue	$60,560	$-
Cost of revenue	27,130	-
Gross profit	33,430

Operating expenses:
Research and development	2,220,007	796,944
General and administrative	2,280,867	1,634,109
Sales and marketing	803,888	589,535
Total operating expenses	5,304,762	3,020,588
Operating loss	(5,271,332)	(3,020,588)

Other income, net	126,430	46,003
Net loss	(5,144,902)	(2,974,585)
Deemed dividend on preferred stock	-	(1,000,000)
Net loss applicable to common stockholders	$(5,144,902)	$(3,974,585)
Basic and diluted net loss per share	$(0.08)	$(0.10)
Weighted average common shares outstanding	66,344,469	41,699,789

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Year’s Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-In	Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Equity
Balance, December 31, 2006			38,370,087	$383,701	$2,742,888	$(2,600,786)	$525,803

Stock based compensation - consultants					571,767		571,767
Stock based compensation - employees					829,329		829,329
Stock options exercised			10,000	100	1,400		1,500
Issuance of common stock at $0.50 per share			2,270,000	22,700	1,112,300		1,135,000
Issuance of preferred stock and warrants at $0.50 per share, net of expenses	2,000,000				973,021		973,021
Deemed dividend on preferred stock		$20,000			980,000	(1,000,000)
Issuance of common stock for the assets of LUMA Imaging Corp.			11,200,000	112,000	4,912,783		5,024,783
Sale of common stock at $0.70 per share			7,142,857	71,428	4,307,509		4,378,937
Net loss						(2,974,585)	(2,974,585)
Balance, December 31, 2007	2,000,000	$20,000	58,992,944	$589,929	$16,430,997	$(6,575,371)	$10,465,555
Stock based compensation – consultants					51,955		51,955

Stock based compensation – employees					940,268		940,268

Stock options exercised			20,000	200	2,800		3,000
Sale of common stock at $0.70 per share			736,856	7,369	437,983		445,352
Conversion of Series A Preferred Stock	(2,000,000)	(20,000)	8,000,000	80,000	(60,000)		-

Conversion of Series A Preferred Stock Warrants			753,798	7,538	(7,538)		-

Common Stock issued for Services			110,000	1,100	39,400		40,500

Net loss						(5,144,902)	(5,144,902)
Balance, December 31, 2008	-	$-	68,613,598	$686,136	$17,835,865	$(11,720,273)	$6,801,728

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,144,902)	$(2,974,585)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	281,594	57,198
Stock-based compensation employees	940,268	829,329
Stock-based compensation consultants	51,955	571,767
Gain on disposal of fixed assets	-	(7,150)
Fair market value of common stock issued for services	40,500	-
Changes in operating assets and liabilities:
Accounts receivable	(23,877)	-
Inventory	(179,172)	-
Prepaid expenses and other assets	(43,907)	(36,909)
Accounts payable	190,711	97,362
Accrued compensation and taxes	75,618	3,177
Net cash used in operating activities	(3,811,212)	(1,459,811)

INVESTING ACTIVITIES:
Acquisition of fixed assets	(207,136)	(22,422)
Proceeds from the sale of assets	-	7,150
Net cash used in investing activities	(207,136)	(15,272)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	445,352	5,513,937
Net proceeds from issuance of preferred stock	-	973,021
Proceeds from exercise of stock options	3,000	1,500
Net cash provided by financing activities	448,352	6,488,458
Net increase (decrease) in cash and cash equivalents	(3,569,996)	5,013,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,188,177	174,802

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,618,181	$5,188,177

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for assets of LUMA Imaging Corp.	$-	$5,024,783
Reclassification of inventory to long-term assets	$758,147	$-

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
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

In the third fiscal quarter of 2008, the Company began selling its products and is no longer a development stage company.

Note 2: Going Concern

The Company has recently begun marketing its products. As of December 31, 2008, the Company had working capital of $1,759,440 and cash and cash equivalents of $1,618,181. On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II (See Note 12). Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. However, if the Company does not receive these funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the Fusion Capital Agreement occurs as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to meet the revenue forecasts which will require the Company to seek additional capital. In such event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3: Significant Accounting Policies

Revenue Recognition

We recognize revenue, net of discounts, from sales of our medical devices and from sales of disposable supplies related to our medical devices, when products have been shipped, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. At December 31, 2008, the Company had no cash balances in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), 123(R), “Share-Based Payment”, (“SFAS 123(R)”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123(R) became effective for the Company commencing January 1, 2006 using the modified prospective method. The Company previously adopted the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation” prospectively for all employee and consultant awards granted, modified, or settled by the Successor Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the Company’s consolidated financial statements.

In accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods of Services,” all issuances of common stock, stock options or other equity instruments to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods through the vesting date based on the fair value of the options at the end of each period.

For the years ended December 31, 2008 and 2007, stock-based compensation was approximately $992,000 and $1,401,000, respectively. In fiscal 2008, stock option expense was approximately $430,000 for research and development, $495,000 in general and administration and $67,000 in sales and marketing. In fiscal 2007, stock option expense was approximately $162,000 in research and development, $982,000 in general and administrative and $257,000 in sales and marketing.

At December 31, 2008, the Company has one stock-based employee compensation plan (the “Option Plan"), which is described more fully in Note 7 of the consolidated financial statements.

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

	2008	2007
Expected life	5 years	5 years
Risk-free interest rate	2.63%	4.10%
Expected volatility	125%	138%
Expected dividend yield	0%	0%

Management used the following assumptions to value employee options over the past two years:

	2008	2007
Expected life	5 years	5 years
Risk-free interest rate	2.21%	4.00%
Expected volatility	123%	138%
Expected dividend yield	0%	0%

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

Volatility is a calculation based on the Company’s stock price and volume as calculated since the beginning of the Successor Company and becomes a risk-measurement component included in the Black-Scholes calculation of estimated fair value. Management computed and tested its volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization and comparisons to other companies similar to SpectraScience, Inc.

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

All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT System patents had an average remaining useful life of 14 years, while the LUMA patents had an average remaining life of approximately 16 years. Amortization expense associated with patents for the fiscal years ended December 31, 2008 and 2007 was $249,567 and $53,945, respectively. Patents are reported net of accumulated amortization of $350,450 and $100,883 at December 31, 2008 and 2007, respectively. Amortization expense in each of the five years subsequent to December 31, 2008 is expected to approximate $250,000 per year.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2008 and 2007, research and development costs were $2,220,007 and $796,944, respectively.

Accounts Receivable

Receivables are carried at original invoice amount less payment received and an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after payment date as specified on the invoice. We determine allowance for doubtful accounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of previously written off receivables previously written off are recorded when received.

Inventories

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value.

 Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to three years. For the years ended December 31, 2008 and 2007, depreciation expense was $32,027 and $3,253, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations. The fixed asset account balance at December 31, 2008 and 2007 includes approximately $1,837,000 and $924,000 of LUMA equipment and parts, respectively. The LUMA equipment will be depreciated at the time the machines are placed into service.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Long-Lived Assets

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company believes no impairment exists at December 31, 2008.

Earnings (Loss) Per Share

Under SFAS No. 128 "Earnings Per Share", basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares. For the year ended December 31, 2008, there were 525,000 additional potentially dilutive shares of common stock. These additional shares include the common stock equivalent effect of 787,966 outstanding warrants and 8,150,000 options. For the year ended December 31, 2007, there were 11,486,658 additional potentially dilutive shares of common stock due primarily to the effect of outstanding convertible preferred stock and stock options.

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

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The Company has completed its initial evaluation and implementation of the impact of the January 1, 2007 adoption of FIN 48 and determined that the Company does not have uncertain tax positions on its 2004, 2005, 2006 and 2007 tax returns. Based on evaluation of the 2008 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2008 and 2007, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2008 or 2007, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2008 or 2007.

We are subject to taxation in the US and the state of California. All of our tax years are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses.

Recent Accounting Pronouncements

In June 2008, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF Issue No. 07-5 provides for a two-step approach for the evaluation of a financial instrument’s contingent exercise and settlement provisions to determine if the instrument is indexed to an entity’s own stock. The Task Force reached a consensus that this Issue should be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company had no instruments subject to EITF Issue No. 07-05 on December 31, 2008.

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

Other accounting standards that may have been issued or proposed by the FASB or other standards-setting bodies have had no significantl impact on the Company’s consolidated financial statements.

Note 4: Inventories

Inventories consisted of the following at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Raw Materials	$205,651	$986,740
Finished Goods	260,230	58,116
Total inventories	$465,881	$1,044,856

Note 5: Income Taxes

The significant components of deferred tax assets as of December 31, 2008 and 2007 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Deferred tax assets:
Net operating loss carryforward	$10,678,283	$10,350,300
Research and development credits	634,274	565,200
Stock compensation	1,221,793	831,700
Accrued liabilities and other	26,085	17,600
Total deferred tax assets	12,560,435	11,764,800
Valuation allowance	(10,589,131)	(9,687,800)
Net deferred tax assets	1,971,304	2,077,000
Deferred tax liabilities:
Acquired intangibles	(81,348)	(89,000)
Fixed assets	(710,326)	-
Patents	(1,179,630)	-
Luma asset acquisition with common stock	-	(1,988,000)
Total deferred tax liabilities	(1,971,304)	(2,077,000)
Net deferred taxes	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at federal statutory rate	$(1,750,000)	34.0%	$(1,011,000)	34.0%
State tax provision, net of federal tax benefit	(300,000)	5.8	(174,000)	5.8
Nondeductible differences	28,000	(0.5)	22,000	(0.7)
Tax credits	(55,000)	1.1	(23,000)	0.8
Change in valuation allowance	901,000	(17.5)	1,180,000	(39.7)
Expiration of net operating losses	1,056,000	(20.5)	-	-
Other	120,000	(2.3)	6,000	(0.2)
Provision for income taxes	$-	0.0%	$-	0.0%

At December 31, 2008, the Company had Federal net operating loss carry-forwards of approximately $26,496,000 that expire from 2009 through 2028. During 2008, the Company had federal net operating losses of approximately $2,683,000 expire.  In addition, the Company had  research and development tax credits of approximately $607,000 that expire from 2012 through 2028. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 6: Lease Commitment

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $5,334 through December 2009. Total commitment under this lease for 2009 is approximately $64,000. For the years ended December 31, 2008 and 2007, rent expense totaled $97,873 and $43,300, respectively.

Note 7: Stock-Based Compensation Plans

The 2001 stock option plan (the “Option Plan”) was amended in 2004. The Option Plan provides for the grant of incentive stock options (“ISOs") to our full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 10,292,040 at December 31, 2008. At December 31, 2008, the Company had granted 8,150,000 options under the Plan (4,216,667 of which are exercisable), with 2,142,040 available for future issuance.

Options outstanding that have vested and are expected to vest as of December 31, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	4,216,667	$0.64	7.29	$-
Expected to vest	3,933,333	$0.53	9.55	-
Total	8,150,000			$-

(1) These amounts represent the difference, if any, between the exercise price and $0.24, the closing market price of the Company’s common stock on December 31, 2008 as quoted on the Over-the-Counter Board under the symbol “SCIE.OB”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share		Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
December 31, 2006	3,281,114	2,330,000		$0.42
Options granted	(3,552,000)	3,552,000		$0.89
Options exercised	10,000	(10,000)		$0.15
Options forfeited	77,000	(77,000)		$0.85
Additional options authorized	3,237,828
December 31, 2007	3,053,942	5,795,000		$0.70
Options granted	(3,050,000)	3,050,000		$0.42
Options exercised	20,000	(20,000)		$0.15
Options forfeited	675,000	(675,000)		$0.89
Additional options authorized	1,443,098	-	$
December 31, 2008	2,142,040	8,150,000		$0.58	9.55	$-
Exercisable December 31, 2008		4,216,667		$0.64	7.29	$-

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $13,000 and $10,700, respectively. At December 31, 2008, total unrecognized estimated employee and director compensation cost related to non-vested stock options granted prior to that date is $1,605,130, which is expected to be recognized over approximately 3 years.

For the fiscal year ended December 31, 2008, the Company granted stock options to purchase 3,050,000 common shares to employees and directors. At the time of grant, those options were estimated to have an aggregate fair value of approximately $1,070,000. For the fiscal year ended December 31, 2007, the Company granted stock options to purchase 2,341,667 common shares to employees and directors. At the time of grant, these options were estimated to have an aggregate fair value of approximately $2,005,000.

Note 8: Undesignated Capital Stock

The Company authorized 25,000,000 of undesignated shares of capital stock with undesignated par value. On June 12, 2007, the Company’s Articles of Incorporation were amended to designate 2,250,000 of the Company’s undesignated capital stock as Series A Convertible Preferred Stock (the “Preferred”) with par value of $0.01 per share. On December 31, 2008 there remained 22,750,000 undesignated shares of capital stock. The undesignated stock may be issued in one or more series as determined from time to time by the Board of Directors. Any series authorized for issuance by the Board of Directors may be senior to the common stock with respect to any distribution if so designated by the Board of Directors upon issuance of the shares of that series. The Board of Directors are granted the express authority to fix by resolution any other designations, powers, preferences, rights (including voting rights), qualifications, limitations or restrictions with respect to any particular series created from the undesignated stock prior to issuance thereof.

Note 9: Equity Transactions

Fiscal Year Ended December 31, 2008

Common Stock

In December 2008, the Company issued 100,000 restricted common shares to Fusion Capital in payment of expenses related to a proposed financing. The fair value of the shares was determined to be, and the company capitalized an amount of $33,000, based upon the market value of the stock on the date of issuance. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In June 2008, the Company issued 10,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $7,500, and the company recognized expense in the amount of $7,500, based upon the market value of the stock on the date of issuance.

In May 2008, the Company issued 121,470 shares of Common Stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $85,000 in the final closing tranche of the Financing. The Company received net cash proceeds of approximately $68,000 after placement agent commissions and expenses of approximately $17,000. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In February 2008, the Company issued 615,386 shares of Common Stock to accredited investors at a price of $0.70 per share for an aggregate consideration of $430,770. The Company received net cash proceeds of approximately $377,000 after placement agent commissions and expenses of $42,770. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock

In March 2008, the holder of 2,000,000 shares of Series A Convertible Preferred stock converted his shares into 8,000,000 shares of restricted Common Stock. The Series A Convertible Preferred Stock was converted into Common Stock at a conversion price of $0.125 per share. The Company received no proceeds as a result of the transaction.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock Warrants

In December 2008 the holders of 71,250 of the Company’s Series A Preferred Warrants effected a cashless exercise of their warrants in exchange for 147,981 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In May 2008 the holders of 153,750 of the Company’s Series A Preferred Warrants effected a cashless exercise of their warrants in exchange for 521,249 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In April 2008 a holder of 25,000 of the Company’s Series A Preferred Warrants effected a cashless exercise of his warrants in exchange for 84,568 restricted common shares. The Company received no proceeds as a result of the exercise. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Common Stock Purchase Warrants

In May 2008, as additional consideration associated with a private placement of Common Stock, the Company issued 73,681 five-year cashless warrants to purchase an equal number of common shares at $0.80 per share to Advanced Equities, Inc., the placement agent associated with the placement. The Company is obligated to reserve 73,681 common shares under these warrants and the shares underlying the warrants are subject to a registration rights agreement. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Stock Options

In May 2008, 20,000 stock options held by an employee were exercised. The Company received net proceeds of $3,000 as a result of the exercise.

Fiscal Year Ended December 31, 2007

Common Stock

In December 2007, the Company issued 7,142,857 shares of Common Stock to accredited investors at a price of $0.70 per share. The Company received net cash of approximately $4,379,000 after placement agent commissions and expenses of $600,000 and other transaction expenses of approximately $21,000. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

In November 2007, the Company issued 11,200,000 shares of restricted Common Stock to accredited investors in exchange for the assets of LUMA Imaging Corporation. The price paid was based on the fair-value of the underlying assets received, which totaled approximately $5,025,000 or $0.45 per share. This transaction was exempt from registration pursuant to Section 4(2) promulgated under the Securities Act of 1933.

From March through May of 2007, the Company issued 2,270,000 shares of Common Stock at a price of $0.50 per share to accredited investors for $1,135,000 in cash. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series A Convertible Preferred Stock

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

The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“EITF 98-5”) and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated relative fair values of the Preferred and the warrants, in approximate amounts of $782,000 and $218,000, respectively, were calculated assuming the most favorable conversion price determinable to the Preferred shareholders. The value of the BCF was determined by the intrinsic value method and the fair value of the warrants was determined by the Black-Scholes option-pricing model at the date of issuance. The warrant fair value was determined assuming a five-year term, stock volatility of 140%, and a risk-free interest rate of 5.10%. The stand-alone fair value of the BCF was determined to be substantially higher than the proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering. Per the guidance of EITF 98-5, the value of the BCF and warrants are treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, is recorded as an increase to both additional paid-in-capital and deficit accumulated at the time of issuance.

Series A Convertible Preferred Stock Purchase Warrants

In June 2007, the Company issued five-year warrants to accredited investors to purchase 250,000 shares of Series A Preferred at $0.50 per share.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Common Stock Purchase Warrants

In December 2007, the Company issued 714,285 five-year warrants to purchase Common Stock at $0.80 per share to Advanced Equities, Inc., the Placement Agent associated with the December private equity financing.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Stock Options

From March through June of 2007, an employee exercised stock options to acquire 10,000 common shares for an aggregate purchase price of $1,500.

Note 10: Related Party Transactions

In June 2007, a director of the Company, Mr. John Pappajohn, coincident with his becoming a director purchased $925,000 of the Company’s Series A Preferred Stock. As an inducement to engage in the Preferred transaction Mr. Pappajohn also received 213,250 warrants to purchase an equal number of Preferred shares at a conversion price of $0.50 per share. Also coincident with becoming a director, Mr. Pappajohn was granted a stock option to purchase 400,000 shares of common stock at an exercise price of $1.10 which, at the time of grant, was determined to have a fair value of approximately $394,000. On December 31, 2007, Mr. Pappajohn invested an additional $383,000 and purchased 547,142 shares of unregistered common stock as a part of the initial closing of the Company’s Regulation D private placement offering. In March 2008, pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, Mr. Pappajohn and related entities converted Preferred Stock into 8,000,000 shares of restricted common stock.

In November 2007, coincident with the Company’s purchase of the assets of Luma Imaging Corporation for 11,200,000 shares of restricted common stock, the related entities of Euclid SR Partners, LP, Euclid SR Biotechnology Partners LP and Euclid Partners IV, LP (“Euclid”) received 9,968,000 of the restricted common stock shares issued. This stock had an estimated fair value of $4,984,000 at the time of acquisition. On December 31, 2007, Euclid purchased an additional 357,142 shares of common stock for $250,000 as a part of the initial closing of the Company’s Regulation D private placement offering. The Company had no relationship with Euclid Partners, or any of Euclid’s affiliates, prior to the acquisition. The nature of the Company’s relationship arose out of and exists solely as a result of the acquisition and had no effect on our accounting for the transaction.

On November 7, 2008, the Board of Directors approved the grant of 400,000 options to non-employee directors Messrs. Mulford, McWilliams, Pappelbaum and Sievert.  The terms are as follows: 1/3 of the grant will vest after one year and the remaining options will vest an additional 1/3 over each of the next three years.  The options were granted at the closing price of our Common Stock on the date of grant.

Note 11: License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of US Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license. For the fiscal year ended  December 31, 2008, revenues have been generated from sales of products using this patent and royalties in an amount of $670 have been paid.

Note 12: Subsequent Events

Fusion Capital Transaction

On January 30, 2009, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, an Illinois limited liability company. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.  Under the terms of the Purchase Agreement, Fusion Capital has received a commitment fee consisting of 1,094,017 shares of our common stock.  Also, we will issue to Fusion Capital an additional 547,009 shares as a commitment fee pro-rata as we receive the $6.0 million of future funding.  In addition, in December 2008, we issued 100,000 shares to Fusion Capital as an expense reimbursement.

Under the Purchase Agreement and the associated Registration Rights Agreement we are required to register 13,000,000 common shares comprised of: (1) 1,094,017 shares which have already been issued, (2) an additional 547,009 shares which we may issue in the future as a commitment fee pro rata as we receive the $6.0 million of future funding, (3) 100,000 shares we previously issued to Fusion Capital as an expense reimbursement and (4) at least 11,558,974 shares which we may sell to Fusion Capital after a registration statement is declared effective. Under the Purchase Agreement, we have the right but not the obligation to sell more than the 13,300,000 shares to Fusion Capital. As of the date hereof, we do not currently have any plans or intent to sell to Fusion Capital any shares beyond the 13,300,000 shares offered hereby.  However, if we elect to sell more than the 13,300,000 shares (which we have the right but not the obligation to do), we must first register under the Securities Act any additional shares we may elect to sell to Fusion Capital before we can sell such additional shares.  The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement.

We do not have the right to commence any sales of our shares to Fusion Capital until the SEC has declared effective a registration statement. After the SEC has declared effective such registration statement, generally we have the right but not the obligation from time to time to sell our shares to Fusion Capital in amounts between $25,000 and $1.0 million depending on certain conditions. We have the right to control the timing and amount of any sales of our shares to Fusion Capital.  The purchase price of the shares will be determined based upon the market price of our shares without any fixed discount at the time of each sale.  Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the Purchase Agreement or the Registration Rights Agreement. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The Purchase Agreement provides that neither party has the ability to amend the Purchase Agreement and the obligations of both parties are non-transferable.
stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 28, 2008, the Company engaged McGladrey & Pullen, LLP as its new registered independent public accounting firm, commencing with the review of the quarter ended March 31, 2008 and including the audit for the fiscal year ending December 31, 2008, and dismissed J. H. Cohn LLP. The decision to change registered independent public accounting firms was approved by the Audit Committee of the Board of Directors of the Company.

Our consolidated financial statements as of December 31, 2007 have been audited by JH Cohn LLP. The reports of J. H. Cohn LLP on the Company's financial statements as of and for the year ended December 31, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle.

During the fiscal year ended December 31, 2007 and to April 28, 2008, the Company has not consulted with McGladrey & Pullen, LLP on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S_K Item 304(a)(2)).

During the year ended December 31, 2007 and the period through April 28, 2008, the date of dismissal, there were no disagreements between the Company and J. H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J. H. Cohn LLP, would have caused them to make reference thereto in their report on the financial statements for such year.

During the year ended December 31, 2007 and the period  through April 28, 2008, the date of dismissal, J. H. Cohn LLP did not advise the Company of any reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 9A(T).CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. We conducted our evaluation consistent with the COSO review framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that:

•	Financial records are maintained in reasonable detail to accurately and fairly reflect the transactions and dispositions of the Company.
•
Transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors of the Company.

•
Internal controls provide reasonable assurance to prevent or detect in a timely manner unauthorized acquisitions, use or dispositions of the Company that could have a material effect on the financial statements

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has not been attested to by McGladrey & Pullen, LLP the Company’s independent registered public accounting firm as stated in their report which is included herein pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal controls over financial reporting which may have occurred during the quarter ended December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 which have materially affected, or are likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Jim Hitchin, Chairman, President and CEO	66	2004
Jim Dorst, Chief Financial Officer	54	2007
Mark McWilliams, Director	52	2004
Rand Mulford, Director	65	2004
John Pappajohn, Director	80	2007
Stanley Pappelbaum, M.D., Director	71	2006
Chester E. Sievert, Director	57	2004
Honorable Tommy Thompson, Director	67	2007

Jim Hitchin, Chairman, President and CEO joined SpectraScience in January 2004 as part of the bankruptcy acquisition team. For the previous 15 years, he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. Infrasonics was venture funded and completed a successful initial public offering. Mr. Hitchin served as Chairman, President and CEO of Infrasonics during its 15 years as a public company. Infrasonics was the first in its market to have ISO 9001 and the CE Mark for fourteen 510(k) and two PMA products. Infrasonics revenue growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor for 2.5 times revenue. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics. The Company maintains key-man life insurance on Mr. Hitchin in the amount of $2,000,000.

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

Mark McWilliams, Director. Since June 2007 he has served as the CEO of Medipacs, Inc a development stage infusion pump company. Prior to that, from December 2003 to November 2005 he was Director of Cell Imaging and Analysis at Beckman Coulter after the recent sale of Q3DM to Beckman in December 2003. He was President and Chief Executive Officer and Director of Q3DM, from October 2001 to December 2003, a life-sciences startup that raised several angel and venture capital funding rounds that was acquired by Beckman Coulter. Previously, he was founder and COO of Medication Delivery Devices (“MDD”), an alternate care infusion systems company that was acquired by Baxter Healthcare in 1996. Mr. McWilliams served as a VP of Research and Development at Baxter Healthcare for three years following the sale of MDD. Prior to MDD, he served as Product Development Manager at the founding of Block Medical where he was responsible for bringing the company’s first two FDA approved products rapidly to market. Block was sold to Hillenbrand Industries in 1991. He previously worked for Hughes Aircraft, Vacuum General and Martin Marietta. He earned his MSME from the Massachusetts Institute of Technology, his BSME from Northeastern University and holds eight utility patents.

Rand P. Mulford, Director. Since November 2005, Mr. Mulford has been one of three founding partners of Adamis Pharmaceuticals Corporation, which is engaged in developing anti-viral therapies and operates a specialty pharmaceutical and pharmaceutical packaging subsidiary. Immediately prior, from July 2003 to October 2005 he served as E.V.P. for Strategy with Chatham Capital and Forest Health Services. For the previous two years, he was part of the senior management team of a small investment banking firm that specialized in funding early stage companies and technology-based spinouts using private placements. He has worked directly with four portfolio companies. Mr. Mulford was asked to identify critical issues and develop business strategy, serve on three of the Boards of Directors, assume a direct managerial role in two of the companies, and negotiate the successful sale of one of the companies. His corporate experience includes: Group V.P. of Planning and Control for a petrochemical company; head of Corporate Planning at Merck; CFO of a human tissue company; COO of a drug discovery company, and President of its subsidiary, a research chemical company; COO of a diagnostics company; Chairman of the Board of a medical device company; and head of Corporate Development at a bio-pharmaceutical company. Mr. Mulford started his business career with the consulting firm of McKinsey & Co. in the Chicago office. During an eight-year period, he served about twenty clients working on a variety of issues primarily related to strategy and organization. Mr. Mulford obtained his bachelors degree in engineering with honors from Princeton University in 1965. For the next five years he served as a naval officer in the nuclear submarine program. Subsequently, he earned an MBA with high distinction at Harvard Business School.

Mr. John Pappajohn, Director. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm, both located in Des Moines, Iowa. He also serves as a director for the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., CareGuide, Inc., and PharmAthene, Inc. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn received his B.S.C. from the University of Iowa.

Stanley J. Pappelbaum M.D., Director. Dr. Pappelbaum has been Managing Partner of Pappelbaum, Turner & Associates, a national healthcare consultancy company that advises hospital, medical group, health insurance, and governmental healthcare clients since 2000. Dr. Pappelbaum joined Scripps hospital in 1996 as Chief Transformational Officer in charge of creating and implementing Scripps’ strategic vision of the future. In 1997, he was promoted to Executive Vice President and Chief Operating Officer and, in 1999, he was promoted to President and Chief Executive Officer when the hospital reached annual revenues of over $1 billion. From 1985 to 1995, he was the managing partner of Professional Health Consulting Group, a national company of physician executives who analyzed and managed change for complex not-for-profit healthcare systems clients throughout the United States. From 1969 to 1984, Dr. Pappelbaum taught and practiced Pediatric Cardiology at the University of California, San Diego and at San Diego Children’s Hospital, where he was Chief of Pediatric Cardiology from 1972-1978. Dr. Pappelbaum completed his undergraduate work at McGill University, Montreal and received his medical degree from the University of British Columbia Faculty of Medicine in Vancouver. He completed his residency in pediatric medicine at Montreal Children’s Hospital of McGill University and did graduate studies in cardiovascular physiology and a fellowship in pediatric cardiology at the University of California, Los Angeles. He also was awarded an Alfred P. Sloan Fellowship at the Massachusetts Institute of Technology where he earned a Master's degree in management (health option).

Chester E. Sievert, Jr., Director. Mr. Sievert has been President of Advanced Photodynamic Technologies since January 2003. He previously worked at SpectraScience as a consultant in June 1996, and subsequently held various executive positions. Mr. Sievert served as Chairman of the Board of SpectraScience beginning in June 1999. He served as President from March 1998, and Chief Executive Officer from January 1999 until December 2001. He then became Executive Vice President of Technology and Chairman of the Board until September 2002. Prior to joining SpectraScience, Mr. Sievert was a founder and President of two medical product companies; ReTech, Inc. from 1980 to 1986; and FlexMedics Corporation from 1986 to 1995. Both Companies were sold to American Endoscopy, Inc. and Phillips Plastics Corporation, respectively. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and International patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota.

Honorable Tommy Thompson, Director. Before entering the private sector in 2005, Secretary Thompson enjoyed a long and distinguished career in public service. In 1966 he won a seat in Wisconsin’s state Assembly. He became assistant Assembly minority leader in 1973 and Assembly minority leader in 1981. Elected Governor of Wisconsin in 1986, he was reelected in 1990, and in 1994 became the first Governor in the state’s history to be elected to a third four-year term. In 1998 he was elected to a fourth term, and served in that position until his appointment as Secretary of Health & Human Services in 2001.

As the head of the Department of Health & Human Services, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. He worked to modernize and add prescription drug coverage to Medicare for the first time in the program’s history. A leading advocate of welfare reform, he also focused on expanding services to seniors, the disabled and low-income Americans.

As Governor of Wisconsin, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform and for his work in expanding health care access across all segments of society.

Secretary Thompson is well-known for his contributions to the U.S. response to the threat of bioterrorism and for his leadership in the fight against HIV/AIDS in the United States and abroad; from 2003 to 2005, he served as the chairman of the Global Fund to Fight AIDS, Tuberculosis and Malaria.

Secretary Thompson has received numerous awards for his public service, including the Anti-Defamation League’s Distinguished Public Service Award, Governing Magazine ’s Public Official of the Year Award and the Horatio Alger Award, which is awarded annually to “dedicated community leaders who demonstrate individual initiative and a commitment to excellence—as exemplified by remarkable achievements accomplished through honesty, hard work, self-reliance, and perseverance.” He is a former Chairman of the National Governors’ Association, the Education Commission of the States and the Midwestern Governors’ Conference.

Secretary Thompson received both his B.S. in 1963 and his J.D. in 1966 from the University of Wisconsin-Madison. He is a member of the District of Columbia and Wisconsin Bars. He is also on the Boards of CR Bard, Centene Corporation and Pure Bioscience.

Board Meetings. The Board of Directors held nine meetings during fiscal 2009. All directors attended at least 75% of the meetings of the Board of Directors and of each committee on which they served.

Compensation of Directors. The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Should a director be required to expend an extraordinary amount of time performing a Company task, he/she would be compensated at a rate of $100/hour. Several payments were made in fiscal 2008 to Chester Sievert in an aggregate amount of $28,761.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan, non-employee directors McWilliams, Mulford and Sievert were granted non-qualified stock options to purchase 400,000, 400,000 and 300,000 shares of common stock, respectively, on July 26, 2004 at an exercise price of $0.15 per share. Dr. Pappelbaum joined the board on June 2006 and was granted a non-qualified stock option to purchase 400,000 shares of common stock at an exercise price of $1.09 per share. Mr. Pappajohn joined the board in June 2007 and was granted a non-qualified stock option to purchase 400,000 shares of common stock at $1.10 per share. Governor Tommy Thompson joined the board on September 20, 2007 and was granted a non-qualified stock option to purchase 400,000 shares of common stock at an exercise price of $0.75 per share.  On November 7, 2008 directors McWilliams, Mulford, Pappelbaum and Sievert were each granted non-qualified stock options to purchase 400,000 shares of common stock at an exercise price of $0.38.  The exercise prices of the options was based on the prevailing market price (defined as the closing price) of the common stock on the date of grant.

The options granted to employee and non-employee directors under the Amended 2001 Stock Option Plan expire ten years from the date of grant (subject to earlier termination in the event of death or termination), are not transferable (except by will or the laws of descent and distribution), and become exercisable in three equal annual installments commencing on the date of grant except for the November 7, 2008 grants which commence one year from the date of grant.

The following table shows the compensation earned by each of our non-employee directors as of the year ended December 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Mark McWilliams (1)	—	—	$6,275	(2)	—	—	—	$6,275
Rand Mulford (1)	—	—	$6,275	(3)	—	—	—	$6,275
Chester Sievert (4)	$28,761	—	$6,275	(5)	—	—	—	$35,036
Stanley J. Pappelbaum, M.D. (1)	—	—	$6,275	(6)	—	—	—	$6,275
John Pappajohn (7)	—	—	$131,496	(8)				$131,496
Tommy Thompson(9)	—	—	$88,681	(10)				$88,681

(1)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2008 are 0 and 800,000.

(2)
On November 7, 2008, Mr. McWilliams was granted a non-qualified stock option at an exercise price of $0.38 per share. The option vests one-third on each annual anniversary date from initial grant and will be fully vested on November 7, 2011. The $6,275 represents the non-cash stock option expense recognized for the fiscal year ending December 31, 2008.

(3)
On November 7, 2008, Mr. Mulford was granted a non-qualified stock option at an exercise price of $0.38 per share. The option vests one-third on each anniversary date from initial grant and will be fully vested on November 7, 2011. The $6,275 represents the non-cash stock option expense recognized for the fiscal year ending December 31, 2008.

(4)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2008 are 0 and 700,000.
(5)
On November 7, 2008, Mr. Sievert was granted a non-qualified stock option at an exercise price of $038 per share. The option vests one-third on each anniversary date from the initial grant and will be fully vested on November 7, 2011. The $6,275 represents the non-cash stock option expense recognized for the fiscal year ending December 31, 2008.

(6)
On November 7, 2008, Dr. Pappelbaum was granted a non-qualified stock option at an exercise price of $0.38 per share. The option vests one-third on each anniversary date from the initial grant and will be fully vested on November 7, 2011. The $6,275 represents the non-cash expense recognized for the fiscal year ending December 31, 2008.

(7)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2008 are 0 and 400,000.
(8)
Mr. Pappajohn was granted a ten-year stock option to purchase 400,000 shares of common stock at an exercise price of $1.10 per share on June 18, 2007, when he became a director of the Company. The stock options vest one-third upon grant and a subsequent one-third on each anniversary date thereafter, becoming fully vested on June 18, 2009. The $131,496 represents the non-cash stock option expense recognized for the fiscal year ended December 31, 2008.

(9)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2008 are 0 and 400,000.
(10)
Mr. Thompson was granted a ten-year stock option to purchase 400,000 shares of common stock at an exercise price of $0.75 per share on September 20, 2007, when he became a director of the Company. The stock options vest one-third upon grant and a subsequent one-third on each anniversary date thereafter, becoming fully vested on September 20, 2009. The $88,681 represents the non-cash stock option expense recognized for the fiscal year ended December 31, 2008.

Code of Ethics. The Company has adopted a code of ethics applicable to its chief executive officer and senior financial officer. The code is available at no charge by request to the Company in writing, to the attention of the CFO. Additionally, the code is filed with the Securities and Exchange Commission as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, and is available at the SEC website ( www.sec.gov ).

Committees. The Company has an audit committee, a compensation committee, and a nominating committee, each of which is comprised of all non-employees (outside directors). The members of these committees during fiscal 2008 were as follows:

Audit Committee	Compensation Committee	Nominating Committee
Rand Mulford, Chairman	Rand Mulford, Chairman	Rand Mulford, Chairman
Mark McWilliams	Mark McWilliams	Mark McWilliams
Stanley Pappelbaum	Stanley Pappelbaum	Stanley Pappelbaum

Nominating Committee. The nominating committee, consisting of non-employee directors, determines the required selection criteria and qualifications of director nominees based upon the needs of the Company at the time nominees are considered. In general, at a minimum, a candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. In addition, the committee evaluates candidates based on financial literacy, knowledge of the Company’s industry or other background relevant to the Company’s needs, status as a shareholder in the Company, “independence” for purposes of compliance with the rules of the SEC and the Nasdaq Stock Market, and willingness, ability, and availability for service. Candidates will be preferred who hold an established executive level position in business, finance, law, education, research or government. When current Board members are considered for nomination for reelection, the nominating committee also takes into consideration their prior Company Board contributions, performance and meeting attendance records.

The nominating committee has not utilized the services of any third party search firm to assist in the identification or evaluation of Board member candidates. However, the committee may engage a third party to provide such services in the future, as it deems necessary or appropriate at the time in question.

The nominating committee considers qualified candidates for possible nomination that are submitted by our shareholders.

This information is evaluated against the criteria established by the committee and the specific needs of the Company at that time. Based upon such preliminary assessment, candidate(s) who appear best suited to meet the needs of the Company may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the committee determines which nominee(s) to propose for election at the next annual meeting. The committee uses the same process for evaluating all nominees, regardless of the source of the nomination.

Audit Committee. The Audit Committee of the Board of Directors is comprised of three non-employee directors. All members are independent as defined under the rules of The Nasdaq Stock Market. The Audit Committee has Rand Mulford, Chairman, serving as an independent director and financial expert.

The Audit Committee held 5 meetings during the fiscal ended December 31, 2008. The meetings were designed to facilitate and encourage communication between the Audit Committee and the Company’s independent public accountants, McGladrey & Pullen, LLP. During these meetings, the Audit Committee reviewed and discussed the quarterly and audited financial statements with management and McGladrey & Pullen, LLP.

The discussions with McGladrey & Pullen, LLP also included the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees). McGladrey & Pullen, LLP also provided to the Audit Committee the written disclosures and the letter regarding their independence as required by the Independence Standards Board Standard No. 1. This information was discussed with McGladrey & Pullen, LLP. Based on these discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements for the fiscal year ended December 31, 2008, be included in the Company’s annual report on Form 10-K.

Shareholder Communication with the Board. We do not have a formal procedure for shareholder communication with our Board of Directors. In general, our officers are easily accessible by telephone or mail. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our CFO at the Company address with a request to forward the same to the intended recipient. All such communications will be forwarded unopened.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and any written representations that no Forms 5 was required, the Company believes that all reports required to be filed by its officers, directors, and greater than 10% beneficial shareholders under Section 16(a) of the Exchange Act were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Jim Hitchin - (1)	2008	$161,915	$-	-	$-		$-	$-	$-	$161,915
Chairman, President and CEO	2007	$48,000	-	-	-		-	-	-	$48,000
Jim Dorst – CFO (2)	2008	$152,885	-	-	$144,297	(3)	-	-	-	$297,182
	2007	$8,654			145,262	(4)				153,916
Todd Pinkowski–	2008	$178,366	-	-	$65,492	(6)	-	-	-	$248,358
Director of Operations(5)	2007	$3,365	-	-	$65,393	(6)	-	-	-	$68,758
Michel Vaudry –	2008	$176,250	-	-	$600	(8)	-	-	-	$176,850
Director of International Sales(7)	2007	$106,923	-	-	-		-	-	-	$106,923

(1)
Mr. Hitchin is the Company’s Chairman, President and CEO. He does not have a written or unwritten employment agreement and his salary is not dependent on performance targets, goals or any other conditions. Also he is not subject to severance and change of control arrangements.

(2)
Mr. Dorst became the Company’s Vice President of Finance and Chief Financial Officer on December 3, 2007. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or change in control arrangements.

(3)	The $144,297 represents the non-cash stock option expense recognized for the fiscal year ending December 31, 2008.
(4)
Mr. Dorst had previously been a consultant for the Company and was granted a stock option to purchase 400,000 common shares at an exercise price of $0.90 on September 7, 2007. The option vests one-third upon grant and an additional one-third on each annual anniversary of the grant date, being fully-vested on September 7, 2009. Included in the Option Award total compensation of $145,262 is $134,162 in non-cash stock option expense related to consulting expense and incurred prior to his becoming an officer of the Company.

(5)
Mr. Pinkowski is our Director of Operations. He does not have a written or unwritten employment agreement and his salary is not dependent on performance targets, goals or any other conditions. Also he is not subject to severance and change of control arrangement.

(6)
Mr. Pinkowski was granted a stock option to purchase 200,000 common shares at an exercise price of $0.96 on December 17, 2007. The option vests one-third upon grant and an additional one-third on each annual anniversary of the grant date, being fully-vested on December 17, 2009. Mr Pinkowski was also granted a stock option to purchase 200,000 common shares at an exercise price of $0.25 on December 16, 2008. This option vests one-third on the first anniversary of the date of grant with one-third vesting each anniversary thereafter, becoming fully vested on December 16, 2011. The $65,492 and $65,393 represents non-cash stock option expense recognized in fiscal years 2008 and 2007, respectively.

(7)
Mr. Vaudry is our Director of International Sales. He does not have a written or unwritten employment agreement and his salary is not dependent on performance targets, goals or any other conditions. Also, he is not subject to severance and change of control arrangement.

(8)
Mr. Vaudry was granted a stock option to purchase 400,000 common shares at an exercise price $0.15 on July 25, 2004. These options are fully vested at December 31, 2008. Mr. Vaudry was also granted a stock option to purchase 200,000 common shares at an exercise price of $0.25 on December 16, 2008. This option vests one-third on the first anniversary of the date of grant with one-third vesting each anniversary thereafter, becoming fully vested on December 16, 2011. The $600 represents non-cash stock-option expense recognized in fiscal 2008.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal year 2008 to officers of the Company.

Life Insurance. The Company owns a $2 million life insurance policy on the life of our CEO, Mr. Hitchin. The Company is the beneficiary of the policy.

Grants of Plan-Based Awards, Option Exercises and Stock Vested. The following table describes the outstanding stock option grants to executive officers and required additional individuals at fiscal year end. There are no Stock Awards issued or outstanding.

	Outstanding Equity Awards at Fiscal Year End Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jim Hitchin	-	-	-	-	-
Jim Dorst	266,667	133,333	-	$0.90	09/07/17
Todd Pinkowski	133,333	66,667	-	$0.96	12/17/17
	-	200,000	-	$0.25	12/16/18
Michel Vaudry	320,000	-	-	$0.15	07/25/14
	-	200,000	-	$0.25	12/16/18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2008 information on our equity compensation plans in effect as of that date:

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,150,000	$0.58	2,142,040

Equity compensation plans not approved by security holders	-	-	N/A
Totals	8,150,000	$0.58	2,142,040

(1) Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Option Plan") provides for the grant of incentive stock options (ISOs") to our employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The Option plan expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company totaling 10,292,040 at December 31, 2008. At December 31, 2008, we had had option grants outstanding for 8,150,000 common shares under the Plan, with 2,142,040 available for future issuance.

The Company’s Option Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

OWNERSHIP OF COMMON STOCK

The following table shows as of March 25, 2009, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined below under the caption “Executive Compensation”), and (iv) all current directors and executive officers as a group:

Name and Address of Beneficial Owner c/o SpectraScience, Inc. 11568-11 Sorrento Valley Rd. San Diego, CA 92121	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares
EuclidSR Partners, LP (10)	10,325,142	15%
Jim Hitchin (2) (3)	9,002,149	13
Mr. John Pappajohn (3) (4)	8,213,809	12
Chester E. Sievert (3) (5)	867,500	1
Rand Mulford (3) (6)	790,000	1
Mark McWilliams (3) (7)	608,333	*
Stanley Pappelbaum M.D. (3) (8)	450,000	*
Honorable Tommy Thompson (3) (9)	266,667	*
Jim Dorst (2) (9)	266,667	*
Directors and executive officers, as a group	20,655,124	30%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.

(2)	Executive Officer

(3)	Director

(4)	Includes 266,666 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(5)	Includes 300,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(6)	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(7)	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(8)	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(9)	Includes 266,667 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

(10)
EuclidSR Partners, LP owns 6,143,460 shares of Common Stock and is a related entity to EuclidSR Biotechnology Partners and Euclid Partners IV, LP, which together own 4,181,682 shares. The business address for all Euclid entities is 45 Rockefeller Plaza, Suite 3240, New York, New York 10111.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In June 2007, a director of the Company, Mr. John Pappajohn, coincident with his becoming a director purchased $925,000 of the Company’s Series A Preferred Stock. As an inducement to engage in the Preferred transaction Mr. Pappajohn also received 213,250 warrants to purchase an equal number of Preferred shares at a conversion price of $0.50 per share. Also coincident with becoming a director, Mr. Pappajohn was granted a stock option to purchase 400,000 shares of Common Stock at an exercise price of $1.10 which, at the time of grant, was determined to have a fair value of approximately $394,000. On December 31, 2007, Mr. Pappajohn invested an additional $383,000 and purchased 547,142 shares of unregistered common stock as a part of the initial closing of the Company’s Regulation D private placement offering. On March 31, 2008, and pursuant to the terms of the Certificate of Designation of the Series A Preferred Stock, Mr. Pappajohn and related entities converted Preferred Stock into 8,000,000 shares of restricted Common Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Independent Public Accountants’ Fees. The firm of JH Cohn LLP, independent public accountants, audited our financial statements for the year ended December 31, 2007. The firm of Mc Gladrey & Pullen LLP, independent public accountants, audited our financial statements for the year ended December 31, 2008.  Representatives of JH Cohn LLP and McGladrey & Pullen LLP are not expected to attend the annual meeting.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees (1)	$104,000	$93,550
Audit-related fees	-	-
Tax fees	-	-
Tax compliance fees	-	-
Other	-	11,579
	$104,000	$105,129

(1)
Audit fees include fees billed and expected to be billed for transition period ended December 31, 2008 and fees billed and expected to be billed for professional services rendered for the audit of our annual financial statements for that period, the review of our financial statements included in our reports on Form 10-Q, services in connection with registration statements filed with the SEC, and accounting consultations necessary for the rendering of an opinion on our financial statements.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. .

ITEM 15. EXHIBITS

The following documents are filed as part of this report on Form 10-K:

Exhibits Required by Item 601 of Regulation S-B

Exhibit No.	Description

3.2	Luma Acquisition Agreement (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (2)

4.1	Certificate of Designation Series A Preferred Stock (4)

4.2	Series A Preferred Stock Warrant (4)

4.3	Common Stock Purchase Warrant issued to Placement Agent (6)

10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between the Company and Fusion Capital Fund II, LLC (6)

10.2	Registration Rights Agreement dated as of January 30, 2009, by and between the Company and Fusion Capital Fund II, LLC. (6)

10.27	Amended SpectraScience Inc, 2001 Stock Plan (2)

10.28	Form of Directors’ Option Agreement (3)

14	Code of Ethics (3)

16	Letter re: Change in Certifying Accountant (5)

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP

23.2	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 13, 2007.

(2)	Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2004.

(3)	Incorporated by reference to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2006.

(4)	Incorporated by reference to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.
(5)	Incorporated by reference to the Company’s Report on Form 8-K filed on May 2, 2008

(6)	Incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2009

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: March 30, 2009	By:	/s/ James Hitchin
James Hitchin-President, Secretary, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Hitchin
James Hitchin	Date: March 30, 2009
(Principal Executive Officer)

/s/ James Dorst
James Dorst	Date: March 30, 2009
(Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 30, 2009
Director

/s/ Rand P. Mulford
Rand P. Mulford	Date: March 30, 2009
Director

/s/ John Pappajohn
John Pappajohn	Date: March 30, 2009
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 30, 2009
Director

/s/ Chester E. Sievert
Chester E. Sievert, Jr.	Date: March 30, 2009
Director

/s/ Tommy Thompson
Tommy Thompson	Date: March 30, 2009
Director