Form 10-Q
period 2009-03-31
SPECTRASCIENCE INC
filed 2009-05-15
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on May 14, 2009 was 69,707,615. As of this date the Registrant also had outstanding warrants to purchase 787,966 shares of common stock.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending March 31, 2009

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$817,650	$1,618,181
Accounts Receivable (net)	48,764	23,877
Inventories (net of allowances)	357,865	465,881
Prepaid expenses and other current assets	325,659	85,344
Total current assets	1,549,938	2,193,283
Fixed assets, net	1,879,919	1,876,738
Patents, net	3,103,158	3,165,550
TOTAL ASSETS	$6,533,015	$7,235,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,214	$345,762
Accrued liabilities	59,908	88,081
Total current liabilities	307,122	433,843

STOCKHOLDERS’ EQUITY
Undesignated capital stock, undesignated par value, 22,750,000 shares authorized, none issued	-	-
Series A Convertible Preferred Stock, $.01 par value:
Authorized - 2,250,000 shares Issued and outstanding – no shares at March 31, 2009 (no shares at December 31, 2008)	-	-
Common stock, $.01 par value:
Authorized—100,000,000 shares
Issued and outstanding 69,707,615 shares at March 31, 2009 (68,613,598 shares at December 31, 2008)	697,076	686,136
Additional paid-in capital	18,336,433	17,835,865
Accumulated (deficit)	(12,807,616)	(11,720,273)
TOTAL STOCKHOLDERS’ EQUITY	6,225,893	6,801,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,533,015	$7,235,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$49,110	$3,800
Cost of revenue	22,135	2,716
Gross profit	26,975	1,084

Operating expenses:
Research and development	465,845	490,448
General and administrative	464,776	687,783
Sales and marketing	186,536	202,206
Total operating expenses	1,117,157	1,380,437
Operating loss	(1,090,182)	(1,379,353)

Other income, net	2,839	35,513
Net Loss	(1,087,343)	(1,343,840)
Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding	69,525,279	59,649,405

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2009
(Unaudited)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders’ Equity

Balance, December 31, 2008	68,613,598	$686,136	$17,835,865	$(11,720,273)	$6,801,728

Stock based compensation - consultants	-	-	7,370	-	7,370
Stock based compensation - employees	-	-	230,634	-	230,634
Issuance of Common Stock	1,094,017	10,940	262,564	-	273,504

Net loss	-	-	-	(1,087,343)	(1,087,343)
Balance, March 31, 2009	69,707,615	$697,076	$18,336,433	$(12,807,616)	$6,225,893

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,087,343)	$(1,343,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,050	66,887
Stock-based compensation employees	230,634	308,430
Stock-based compensation consultants	7,370	69,543
Changes in operating assets and liabilities:
Accounts receivable	(24,887)	-
Inventory	108,016	-
Prepaid expenses and other current assets	33,188	(29,500)
Accounts payable	(98,548)	(61,819)
Accrued liabilities	(28,172)	(31,677)
Net cash used in operating activities	(788,682)	(1,021,975)

INVESTING ACTIVITIES:
Purchases of fixed assets	(11,839)	-
Net cash provided by (used in) investing activities	(11,839)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,275
Net cash provided by financing activities	-	4,275
Net increase (decrease) in cash and cash equivalents	(800,531)	(174,754)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,618,181	441,025

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$817,650	$266,271

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$273,504	$-

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
March 31, 2009

1.   Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company” refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corporation From 1996, the Company primarily focused on developing the WavSTAT ® Optical Biopsy System (“WavSTAT System”).

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exiting Status as a Developmental Stage Company

Prior to the quarter ended September 30, 2008, the Company was considered a developmental stage enterprise since it had not yet generated significant revenue from the sale of its products and its efforts had been principally devoted to moving the Company forward and preparing our products for domestic and international market introduction. The Company recorded significant sales and has been an operating company since the third quarter of 2008.

Liquidity and Going Concern

The Company has recently begun marketing its products. As of March 31, 2009, the Company had working capital of $1,242,816 and a cash balance of $817,650. In addition, for the three month period ending March 31, 2009, the Company used ($788,692) to fund operating activities.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. However, if the Company does not receive these funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the Fusion Capital Agreement occurs as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

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

2.   Summary of Significant Accounting Policies

Revenue recognition

We recognize revenue, net of discounts, from sales of our medical devices and sales of disposable supplies related to our medical devices, when items have been shipped, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corporation. All significant intercom any balances and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2009 and 2008, stock-based compensation was approximately $238,000 and $378,000, respectively. Stock-based compensation expense of approximately $73,000 and $184,000 was recognized in research and development expenses for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense of approximately $138,000 and $188,000 was recognized in general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively. Stock based compensation expense of approximately $27,000 and $6,000 was recognized in sales and marketing expense for the three months ended March 31, 2009 and 2008, respectively. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of March 31, 2009, the Company had one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be Directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,456,142 reserved at March 31, 2009. At March 31, 2009 the Company had outstanding 7,550,000 options under the Option Plan representing approximately 10.8% of the outstanding shares (4,183,333 of which were exercisable), with 2,742,040 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the three months ending March 31, 2009 and 2008:

	2009	2008
Expected life	5 years	5 years
Risk-free interest rate	2.02%	3.2%
Expected volatility	122%	133%
Expected dividend yield	0%	0%

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

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	2,142,040	8,150,000	$0.58	8.38
Options granted	-	-	-	-
Options exercised	-	-	-	-
Additional options available	164,102
Forfeited or expired	600,000	(600,000)
Outstanding at March 31, 2009	2,906,142	7,550,000	$0.57	8.05	$-
Exercisable at March 31, 2009		4,183,333	$0.63	7.03	$-

There were no options exercised during the three months ended March 31, 2009 and 2008. At March 31, 2009, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,630,445, which is expected to be recognized over the next two years.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at March 31, 2009.

Inventories

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2008	December 31, 2008
Raw materials	$88,064	$205,651
Finished goods	269,801	260,230
Totals	$357,865	$465,881

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2009 and 2008, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2009 include exercisable stock options to purchase 1,400,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in an additional approximate 295,000 equivalent common shares outstanding.

For the three months ended March 31, 2008, 2,211,000 potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of dilutive common shares which are comprised of exercisable stock options to purchase 3,345,000 shares of common stock and warrants to purchase 1,775,824 shares of common stock.

3. Stockholders Equity

Common Stock

On January 30, 2009, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, an Illinois limited liability company. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.  Under the terms of the Purchase Agreement, on the date we entered into the agreement, we issued Fusion Capital a commitment fee consisting of 1,094,017 shares of our common stock.

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K covering the year ended December 31, 2008.

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The Wav Stat ® Optical Biopsy System (“Wav Stat”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at five institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware technology that can be developed for use in many areas of the human body.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next twelve months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the US and international markets for the detection and treatment of colon cancer and pre-cancer.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Continue marketing and selling the WavSTAT System in international markets for the detection of esophageal cancer and pre-cancer and in the US market after FDA approval.

•
Continue selling or renting the LUMA System in the US as an adjunct to colposcopy to specialized OB/GYN clinics (increase revenue), managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for a larger manufacturing base for both WavSTAT and LUMA Systems and also to continue the design and planning for the next generation of fluorescence-based systems.

Results of Operations

For the Three Months ended March 31, 2009 and 2008

The Company recognized revenue of $49,110 and $3,800 for the three months ended March 31, 2009 and 2008, respectively. The increase is a result of the Company beginning to ramp up its sales primarily as a result of the completion of the WavSTAT System platform for sale as opposed to the quarter one year ago.

Overall research and development expenses for the three months ended March 31, 2009 and 2008 were $465,845 and $490,448, respectively. The $24,604 decrease in research and development expenses related to decreases in stock option expense of $110,953, decreases in consulting expense of $19,038, offset by increases in all other expense of $105,387. Stock option expense decreased due to head count reductions and decreases in the market price of our common stock. Of the total expense amount of $465,845, approximately $73,000 was a result of non-cash stock option expense.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were $464,776 and $687,783, respectively. The $223,007 decrease for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due to a decrease of $80,448 in payroll expense, a decrease of $49,620 in stock option expense, a decrease of $46,650 in consulting expense, a decrease of $29,074 in travel expense and a decrease of $17,215 in all other expenses. Generally, these decreases were a result of headcount and discretionary expense reductions a result of the downturn in the overall economy. Of the total expense of $464,776, approximately $138,000 was a result of non-cash stock option expense.

Sales and marketing expenses for the three months ended March 31, 2009 and 2008 were $186,536 and $202,206, respectively. This decrease of $15,670 was primarily due to a decrease of $24,757 in consulting expense offset by an increase of 9,087 in all other expenses. Of the total expense of $186,536, approximately $27,000 was a result of non-cash stock option expense.

Other income, net for the three months ended March 31, 2009 and 2008 was $2,839 and $35,513, respectively. The decrease was primarily due to a decrease in interest income due to lower comparative interest bearing cash balances during the three months ended March 31, 2009 as compared to the same quarter one year ago.

As a result of the above, the net loss for the three months ended March 31, 2009 and 2008 was ($1,087,343) and ($1,343,840), respectively. The decreased net loss was due to decreases in overall operating expense as a result of planned expense reductions taken as a result of the overall recessionary market environment. Of the net loss for the quarter ended March 31, 2009 approximately $238,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On March 31, 2009, the Company had cash balances of $817,650 as compared with cash balances of $1,618,181 at December 31, 2008, representing a decrease of ($800,531) in cash for the period. The cash balances decreased primarily due to working capital used in operations. There have been minimal capital equipment expenditures and none are foreseen.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. However, if the Company does not receive these funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the Fusion Capital Agreement occurs as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

SpectraScience expects to incur significant additional operating losses through at least 2009, as we complete a clinical trial, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT and LUMA systems. If we do not receive additional funding in a timely manner, the Company may be unable to continue as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations; we may incur unknown expenses; or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Not Required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. We conducted our evaluation consistent with the COSO review framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that:

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 has not been attested to by McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm.

Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal controls over financial reporting which may have occurred during the quarter ended March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 which have materially affected, or are likely to materially affect our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
No reponse required of smaller reporting companies

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

March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date May 15, 2009	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date May 15, 2009	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)