Form 10-Q
period 2009-06-30
SPECTRASCIENCE INC
filed 2009-08-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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
(858) 847-0200
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on August 14, 2009 was 69,707,615 with an additional 4,650,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, outstanding. As of this date the Registrant also had outstanding warrants to purchase 3,577,966 shares of common stock at a weighted average price of $0.42 per share.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending June 30, 2009

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$757,707	$1,618,181
Accounts Receivable (net)	61,635	23,877
Inventories (net of allowances)	319,507	465,881
Prepaid expenses and other current assets	287,019	85,344
Total current assets	1,425,868	2,193,283
Fixed assets, net	1,871,058	1,876,738
Patents, net	3,040,766	3,165,550
TOTAL ASSETS	$6,337,692	$7,235,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,048	$345,762
Accrued liabilities	67,584	88,081
Total current liabilities	293,632	433,843

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $.01 par value:
Authorized – 15,000,000; shares issued and outstanding – 2,650,000 shares at June 30, 2009 (no shares at December 31, 2008) $530,000 liquidation value plus accumulated and unpaid dividends of $3,318 as of June 30, 2009	26,500	-
Common stock, $.01 par value:
Authorized—110,000,000 shares
Issued and outstanding 69,707,615 shares at June 30, 2009 (68,613,598 shares at December 31, 2008)	697,076	686,136
Additional paid-in capital	19,202,431	17,835,865
Accumulated (deficit)	(13,881,947)	(11,720,273)
TOTAL STOCKHOLDERS’ EQUITY	6,044,060	6,801,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,337,692	$7,235,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$71,281	$4,750	$120,391	$8,550
Cost of revenue	58,645	2,336	80,780	5,052
Gross profit	12,636	2,414	39,611	3,498

Operating expenses:
Research and development	268,319	578,818	734,163	1,069,266
General and administrative	525,537	619,923	990,312	1,307,706
Sales and marketing	(2,429)	223,629	184,107	425,835
Total operating expenses	791,427	1,422,370	1,908,582	2,802,807
Operating (loss)	(778,791)	(1,419,956)	(1,868,971)	(2,799,309)

Other expense (income), net	3,585	(53,577)	748	89,090
Net (Loss)	(782,376)	(1,366,379)	(1,869,719)	(2,710,219)

Deemed Dividend on Preferred Stock	(291,955)	-	(291,955)	-

Net (loss) applicable to common stockholders	$(1,074,331)	(1,366,379)	$(2,161,674)	$(2,710,219)
Basic and diluted net (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average common shares outstanding	69,707,615	69,971,390	69,616,447	64,302,705

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2009
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated (Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity

Balance, December 31, 2008	-	$-	68,613,598	$686,136	$17,835,865	$(11,720,273)	$6,801,728

Stock based compensation - consultants	-	-	-	-	67,848	-	67,848
Stock based compensation - employees	-	-	-	-	304,299	-	304,299
Issuance of Common Stock			1,094,017	10,940	262,564		273,504
Sale of Series B Preferred Stock and warrants	2,650,000	-	-	-	466,400	-	466,400
Deemed Dividend on Preferred Stock	-	26,500	-	-	265,455	(291,955)	-
Net loss	-	-	-	-		(1,869,719)	(1,869,719)
Balance, June 30, 2009	2,650,000	$26,500	69,707,615	$697,076	$19,202,431	$(13,881,947)	$6,044,060

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss)	$(1,869,719)	$(2,710,219)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	187,464	137,362
Stock-based compensation employees	304,299	547,672
Stock-based compensation consultants	67,848	53,177
Fair market value of stock issued for services	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	(37,758)	-
Inventory	146,374	-
Prepaid expenses and other current assets	14,829	(152,014)
Accounts payable	(119,714)	(84,568)
Accrued liabilities	(20,497)	65,624
Net cash (used in) operating activities	(1,326,874)	(2,135,466)

INVESTING ACTIVITIES:
Purchase of certificate of deposit	-	(1,000,000)
Purchases of fixed assets	-	(35,034)
Net cash (used in) investing activities	-	(1,035,034)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	445,351
Proceeds from issuance of preferred stock	466,400	-
Proceeds from exercise of stock options	-	3,000
Net cash provided by financing activities	466,400	448,351
Net increase (decrease) in cash and cash equivalents	(860,474)	(2,722,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,618,181	5,188,177

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$757,707	$2,466,028

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$273,504	$-

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2009

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

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to physically remove tissue from the body to make such determination. The WavSTAT System operates by using cool, safe laser light to analyze tissue, enabling the physician to make an instant diagnosis during endoscopy and, if warranted, to begin immediate treatment during the same procedure. The WavSTAT is FDA approved for colon cancer detection.

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA ® ”) and operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the existing WavSTAT technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Going Concern

The Company has recently begun marketing its products. As of June 30, 2009, the Company had working capital of $1,132,236 and a cash balance of $757,707. In addition, for the six month period ending June 30, 2009, the Company used ($1,326,874) to fund operating activities.

In May and June 2009, the Company sold 2,650,000 shares of Series B Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of $530,000. The Company received net cash proceeds of $466,400 after the payment of finder’s fees and expenses of $63,600. The Series B Convertible Preferred Stock was sold as a component of a Unit offering described in more detail under the “Shareholders’ Equity” paragraph below.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. If the Company does not receive these funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital on terms that are acceptable. Management believes that if funding under the Fusion Capital Agreement occurs, the proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses and may not be able to obtain equity or debt on terms that are acceptable.

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

2.   Summary of Significant Accounting Policies

Revenue recognition

We recognize revenue, net of discounts, from sales of our medical devices and sales of disposable supplies related to our medical devices when items have been shipped, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale are generally FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets, assumptions used to value stock options, and assumptions used to value the consideration issued, the assets acquired in the Luma acquisition and the realization of intangible assets. Actual results could differ from those estimates.

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

For the six months ended June 30, 2009 and 2008, stock-based compensation was approximately $372,000 and $601,000, respectively. Stock-based compensation expense of approximately $126,000 and $288,000 was recognized in research and development expenses for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation of approximately $297,000 and $294,000 was recognized in general and administrative expenses for the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense of approximately ($51,000) and $19,000 was recognized in sales and marketing expense for the six months ended June 30, 2009 and 2008, respectively. The benefit recorded in sales and marketing stock option expense was the result of recapturing previously recognized expense as a result of option holder’s terminations. The Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, SFAS 123(R) has not had a material impact on the comparability of Company’s financial statements.

As of June 30, 2009, the Company had one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,456,142 reserved at June 30, 2009. At June 30, 2009 the Company had outstanding 7,150,000 options under the Option Plan representing approximately 10.3% of the outstanding shares (4,333,333 of which were exercisable), with 3,306,142 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the six months ending June 30, 2009 and 2008:

	2009	2008
Expected life	5 years	5 years
Risk-free interest rate	2.13%	3.85%
Expected volatility	123%	161%
Expected dividend yield	0%	0%

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Recent foreclosures are due to layoffs which were not expected to occur at the grant date of these options. Management believes that options granted to remaining employees have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

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

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	2,142,040	8,150,000	$0.58	8.38
Options granted	-	-	-	-
Options exercised	-	-	-	-
Additional options available	164,102
Forfeited or expired	1,000,000	(1,000,000)
Outstanding at June 30, 2009	3,306,142	7,150,000	$0.58	7.71	$-
Exercisable at June 30, 2009		4,333,333	$0.65	6.82	$-

There were no options exercised during the six months ended June 30, 2009 and $13,000 (intrinsic value) of options exercised during the 6 months ended June 30, 2008. At June 30, 2009, total unrecognized estimated employee and director compensation cost related to non-vested stock options granted prior to that date is approximately $860,036, which is expected to be recognized over the next two years.

Impairment or Disposal of Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (such as our patents). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on August 2, 2004. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial statements with respect to future disposal decisions, if any. Management believes no impairment exists at June 30, 2009.

Inventories

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2008	December 31, 2008
Raw materials	$77,098	$205,651
Finished goods	242,409	260,230
Totals	$319,507	$465,881

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2009 and 2008, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and six months ended June 30, 2009 include exercisable stock options, convertible preferred stock and outstanding warrants. As of June 30, 2009, there were 2,650,000 shares of Series B Convertible Preferred Stock, warrants to purchase 3,577,966 shares of Common Stock and 7,150,000 stock options outstanding. If converted under the treasury method, these instruments would have resulted in an additional approximate 3,415,000 equivalent common shares outstanding.

For the three and six month periods ended June 30, 2008, approximately 1,377,000 potentially dilutive shares of common stock have been excluded from the calculation of weighted average number of dilutive common shares which are comprised of exercisable stock options and warrants to purchase common stock.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this statement for the quarter ending June 30, 2009.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38 – 76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

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

Series B Convertible Preferred Stock and Warrants

On June 22, 2009, the Board of Directors designated 15,000,000 of the Company’s undesignated capital stock as Series B Convertible Preferred Stock (the “Preferred”) with par value of $0.01 per share. The Preferred is convertible into an equal number of shares of the Company’s Common Stock based upon an initial conversion price of $0.20 per share and carries a liquidation preference of like amount plus declared but unpaid cumulative dividends. The Preferred is entitled to receive cumulative dividends in preference to any dividend which may be declared on the Common Stock at the rate of 8% of the original issue price. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible and (iii) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. The Preferred is subject to automatic conversion in the event of (a) an underwritten public offering exceeding $10 million in gross proceeds to the Company or, (b) the approval of 67% of the Preferred holders or (c) in the event that the underlying conversion shares become freely tradable and the average daily trading volume of the underlying stock is not less than 50,000, nor the average closing price of the underlying stock is not less than the conversion price then in effect for 10 consecutive trading days.

In May and June 2009, as a part of a Units offering, the Company sold 2,650,000 shares of its Preferred to accredited investors for an aggregate consideration of $530,000. The Company received net cash proceeds of $466,400 after the payment of finders’ fees and expenses of $63,600. In addition, the Company issued five-year warrants to purchase 1,325,000 additional shares of Common Stock at an initial exercise price of $0.30 per share. The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated relative fair values of the BCF and the warrants, in approximate amounts of $292,000 and $238,000, respectively, were calculated. The value of the BCF was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes option-pricing model at the date of issuance. The warrant fair values were determined assuming a five-year term, stock volatility of approximately 124% and risk-free interest rates of between 1.98% and 2.74%. The stand-alone fair value of the BCF was then determined to be higher than the remaining proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering net of the fair value of the warrants. Per the guidance of EITF 98-5, the value of the BCF is treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

4. Subsequent Events
Subsequent events have been evaluated through August 14, 2009, the date the financial statements are filed with the Securities and Exchange Commission. Through that date, there were no events requiring disclosure, except for the sale to accredited investors of an additional 2,000,000 shares of Series B Convertible Preferred Stock, including Common Stock purchase warrants to stock, including Common Stock purchase warrants to purchase 1,000,000 shares at $0.30 per share. The Company received $400,000 gross proceeds from the sale, and net proceeds of $350,000 after payment of $48,000 in finders’s fees.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT ® Optical Biopsy System (“WavSTAT”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next twelve months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the US and international markets for the detection and treatment of pre-cancer and cancer of the colon.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Continue marketing and selling the WavSTAT System in international markets for the detection of pre-cancer and cancer of the esophagus and in the US market after FDA approval.

•
Continue selling or renting the LUMA System in the US as an adjunct to colposcopy to specialized OB/GYN clinics, managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for a larger manufacturing base for both WavSTAT and LUMA Systems and also to continue the design and planning for the next generation of fluorescence-based systems.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted this statement for the quarter ending June 30, 2009.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38 – 76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Results of Operations

In response to the global economic recession, SpectraScience eliminated all but the essential expenses required to focus on manufacturing, selling and marketing the WavSTAT System in international markets, primarily Europe. As a result, in all expense categories described below, expenses are materially lower in the current period as compared to the prior period one year ago.

For the Three Months ended June 30, 2009 and 2008

The Company recognized revenue of $71,281 and $4,750 for the three months ended June 30, 2009 and 2008, respectively. The increase is a result of the Company beginning to ramp up its sales primarily as a result of the completion of the WavSTAT System platform for sale and the introduction of the product in Europe, as compared to the quarter one year ago.

Overall research and development expenses for the three months ended June 30, 2009 and 2008 were approximately $268,000 and $579,000, respectively. The $311,000 decrease in research and development expenses related to approximate decreases in payroll expense of $136,000, clinical expense of $38,000, engineering development expense of $44,000, stock compensation expense of $39,000, consulting expense of $26,000 and all other expense of $28,000. The reduction in all expense categories is a result of a concerted effort to minimize expenses due to the global economic recession.

General and administrative expenses for the three months ended June 30, 2009 and 2008 were approximately $525,000 and $620,000, respectively. The $95,000 decrease for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to approximate decreases of $72,000 in professional fees expense, $37,000 in payroll expense, $34,000 in consulting expense, $20,000 in travel expense and $12,000 in other expense, offset by approximate increases of $46,000 in stock compensation expense and $34,000 in amortization of financing fee expense. The overall decreases were a result of headcount and discretionary expense reductions due to the Company’s response to the downturn in the overall economy.

Sales and marketing expenses for the three months ended June 30, 2009 and 2008 were ($2,000) and $224,000, respectively. The negative expense amount for the current period is primarily as a result of employee headcount reductions and the reversal of previously recorded option expense for unvested options which did not vest due to employee turnover prior to the vesting date. The overall expense decrease of $226,000 was due to approximate decreases of $81,000 in payroll expense, $80,000 in stock compensation expense, $24,000 in trade show expense, $14,000 in advertising expense, $14,000 in consulting expense and $13,000 in all other expenses. The overall decreases were a result of headcount and discretionary expense reductions due to the Company’s response to the downturn in the overall economy.

Other income, net, for the three months ended June 30, 2009 and 2008 was $3,585 and $53,577, respectively. The decrease was primarily due to a decrease in interest income due to lower comparative interest bearing cash balances during the three months ended June 30, 2009 as compared to the same quarter one year ago.

As a result of the above, the net loss for the three months ended June 30, 2009 and 2008 was ($782,376) and ($1,366,379), respectively. The decreased net loss was due to decreases in overall operating expense as a result of planned expense reductions taken as a result of the overall recessionary market environment. Of the net loss for the quarter ended June 30, 2009 approximately $134,000 was comprised of non-cash stock-option expense.

For the Six Months ended June 30, 2009 and 2008

The Company recognized revenue of $120,391 and $8,550 for the six months ended June 30, 2009 and 2008, respectively. The increase is a result of the Company beginning to ramp up its sales primarily as a result of the completion of the WavSTAT System platform for sale and the introduction of the product in Europe, as compared to the quarter one year ago.

Overall research and development expenses for the six months ended June 30, 2009 and 2008 were approximately $734,000 and $1,069,000, respectively. The $335,000 decrease was comprised of decreases of approximately $161,000 in stock compensation expense, $146,000 in payroll expense, $47,000 in engineering development expense, $43,000 in consulting expense and $37,000 in clinical trials expense, offset by increases of approximately $99,000 in other expenses. The reduction in overall expenses is a result of a concerted effort to minimize expenses due to the global economic recession.

General and administrative expenses for the six months ended June 30, 2009 and 2008 were approximately $990,000 and $1,308,000, respectively. The $318,000 reduction was comprised of decreases of approximately $110,000 in payroll expense, $111,000 in professional fee expense, $82,000 in consulting expense, $49,000 in travel expense and $16,000 in other expense, offset by approximate increases of $57,000 in financing fee amortization. The overall decreases were a result of headcount and discretionary expense reductions due to the Company’s response to the downturn in the global economy.

Sales and marketing expenses for the six months ending June 30, 2009 and 2008 were approximately $184,000 and $426,000, respectively. The $242,000 reduction was comprised of approximate decreases of $80,000 in stock compensation expense, $62,000 in payroll expense, $58,000 in advertising and trade shows and $42,000 in consulting expense. The reduction in stock compensation expense is primarily the result of employee headcount reductions and the associated re-capture of previously recognized stock compensation expense. These decreases were a result of a reduction in sales headcount and related sales expenses in response to the overall economic downturn.

Other income, net, for the six months ended June 30, 2009 and 2008 was $748 and $89,090, respectively. The decrease was primarily due to a decrease in interest income due to lower comparative interest bearing cash balances during the six months ended June 30, 2009 as compared to the same quarter one year ago.

As a result of the above, the net loss for the six months ended June 30, 2009 and 2008 was ($1,869,719) and ($2,710,219), respectively. The decreased net loss was due to decreases in overall operating expense as a result of planned expense reductions taken as a result of the overall recessionary market environment. Of the net loss for the six months ended June 30, 2009 approximately $372,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On June 30, 2009, the Company had a cash balance of $757,707 as compared with a cash balance of $1,618,181 at December 31, 2008, representing a decrease of ($860,474) in cash for the period. The cash balances decreased primarily due to working capital used in operations. There have been minimal capital equipment expenditures and none are foreseen.

In May and June 2009, the Company sold 2,650,000 shares of Series B Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of $530,000. The Company received net cash proceeds $466,400 after the payment of finder’s fees and expenses of $63,600.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. However, if the Company does not receive these funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the Fusion Capital Agreement occurs as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, and may not be able to obtain equity capital or debt on terms that are acceptable.

SpectraScience expects to incur significant additional operating losses through at least 2009, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT systems. If we do not receive additional funding in a timely manner, the Company may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Not Required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 (the “Evaluation Date”). We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. We conducted our evaluation consistent with the COSO review framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that:

•	Financial records are maintained in reasonable detail to accurately and fairly reflect the transactions and dispositions of the Company.
•
Transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures are being made in accordance with authorizations of management and directors of the Company.

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

Under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has not been attested to by McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm.

Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal controls over financial reporting which may have occurred during the quarter ended June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 which have materially affected, or are likely to materially affect our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
No response required of smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May and June 2009, the Company sold 2,650,000 shares of Series B Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of $530,000. The Company received net cash proceeds $466,400 after the payment of finder’s fees and expenses of $63,600.

These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 4.4	Certificate of Designation of Rights and Preferences of Series B Preferred Stock of SpectraScience, Inc.

Exhibit 4.5	Forms of warrant to purchase Common Stock of Spectra Science, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-Q

June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date August 14, 2009	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date August 14, 2009	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)