Form 10-Q
period 2009-09-30
SPECTRASCIENCE INC
filed 2009-11-16
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on November 16, 2009 was 70,107,615 with an additional 21,650,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, outstanding. As of this date the Registrant also had outstanding warrants to purchase 13,654,000 shares of common stock at a weighted average price of $0.34 per share.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending September 30, 2009

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,315,232	$1,618,181
Accounts Receivable (net)	24,952	23,877
Inventories (net of allowances)	374,581	465,881
Prepaid expenses and other current assets	254,351	85,344
Total current assets	1,969,116	2,193,283
Fixed assets, net	1,710,261	1,876,738
Patents, net	2,978,375	3,165,550
TOTAL ASSETS	$6,657,752	$7,235,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,363	$345,762
Accrued liabilities	195,683	88,081
Total current liabilities	467,046	433,843

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $.01 par value:
Authorized – 15,000,000; shares issued and outstanding – 8,340,000 shares at September 30, 2009 (no shares at December 31, 2008) $1,668,000 liquidation value plus accumulated and unpaid dividends of $21,811 as of September 30, 2009	83,400	-
Common stock, $.01 par value:
Authorized—160,000,000 shares
Issued and outstanding 70,107,615 shares at September 30, 2009 (68,613,598 shares at December 31, 2008)	701,076	686,136
Additional paid-in capital	20,946,634	17,835,865
Accumulated (deficit)	(15,540,404)	(11,720,273)
TOTAL STOCKHOLDERS’ EQUITY	6,190,706	6,801,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,657,752	$7,235,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$1,875	$52,010	$122,266	$60,560
Cost of revenue	638	22,079	81,418	27,130
Gross profit	1,237	29,931	40,848	33,430

Operating expenses:
Research and development	445,888	550,283	1,180,051	1,619,550
General and administrative	565,130	389,159	1,555,441	1,696,865
Sales and marketing	104,479	167,419	288,587	593,254
Total operating expenses	1,115,497	1,106,861	3,024,079	3,909,669
Operating (loss)	(1,114,260)	(1,076,930)	(2,983,231)	(3,876,239)

Other expense (income), net	(724)	(24,021)	21	(113,112)
Net (Loss)	(1,113,537)	(1,052,909)	(2,983,252)	(3,763,127)

Deemed Dividend on Preferred Stock	(544,924)	-	(836,879)	-
Accrued but Unpaid Dividend on Preferred Stock	(21,811)	-	(21,811)	-

Net (loss) applicable to common stockholders	$(1,680,272)	(1,052,909)	$(3,841,942)	$(3,763,127)
Basic and diluted net (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted average common shares outstanding	69,774,282	68,365,617	69,669,059	66,657,026

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated (Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Equity

Balance, December 31, 2008	-	$-	68,613,598	$686,136	$17,835,865	$(11,720,273)	$6,801,728

Stock based compensation - consultants	-	-	-	-	147,690	-	147,690
Stock based compensation - employees	-	-	-	-	456,397	-	456,397
Exercise of stock options	-	-	400,000	4,000	56,000	-	60,000
Issuance of Common Stock	-	-	1,094,017	10,940	262,563	-	273,503
Sale of Series B Preferred Stock and warrants	8,340,000	-	-	-	1,434,640	-	1,434,640
Deemed Dividend on Preferred Stock	-	83,400	-	-	753,479	(836,879)	-
Net loss	-	-	-	-		(2,983,252)	(2,983,252)
Balance, September 30, 2009	8,340,000	$83,400	70,107,615	$701,076	$20,946,634	$(15,540,404)	$6,190,706

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss)	$(2,983,252)	$(3,763,127)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	213,106	209,300
Luma equipment write-down	155,755
Stock-based compensation employees	456,397	731,953
Stock-based compensation consultants	147,690	41,532
Fair market value of stock issued for services	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(52,498)
Inventory	91,300	(283,182)
Prepaid expenses and other current assets	104,497	(6,887)
Accounts payable	(74,399)	(37,005)
Accrued liabilities	107,602	40,417
Net cash (used in) operating activities	(1,782,379)	(3,111,997)

INVESTING ACTIVITIES:
Purchase of certificate of deposit	-	(1,000,000)
Redemption of certificate of deposit	-	900,000
Purchases of fixed assets	(15,210)	(50,222)
Net cash (used in) investing activities	(15,210)	(150,222)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	445,351
Net proceeds from issuance of preferred stock	1,434,640	-
Proceeds from exercise of stock options	60,000	3,000
Net cash provided by financing activities	1,494,640	448,351
Net increase (decrease) in cash and cash equivalents	(302,949)	(2,813,868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,618,181	5,188,177

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,315,232	$2,374,309

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$273,504	$-

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2009

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

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to physically remove tissue from the body to make such determination. The WavSTAT System operates by using cool, safe laser light to analyze tissue, enabling the physician to make an instant diagnosis during endoscopy and, if warranted, to begin immediate treatment during the same procedure. The WavSTAT is FDA approved for colon cancer detection.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Going Concern

The Company has recently begun marketing its products. As of September 30, 2009, the Company had working capital of $1,502,070 and a cash balance of $1,315,232. In addition, for the nine-month period ending September 30, 2009, the Company used ($1,782,379) to fund operating activities.

From May through September 30, 2009, the Company sold 8,340,000 shares of Series B Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of $1,668,000. The Company received net cash proceeds of $1,434,640 after the payment of finder’s fees and expenses of $233,360. The Series B Convertible Preferred Stock was sold as a component of a Unit offering described in more detail under the “Shareholders’ Equity” paragraph below.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.

SpectraScience expects to incur significant additional operating losses through at least 2010, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT systems. If we do not receive sufficient funding, the Company may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

Stock-Based Compensation

All issuances of stock options or other equity instruments employees and to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

For the nine-months ended September 30, 2009 and 2008, stock-based compensation was approximately $604,000 and $773,000, respectively. Stock-based compensation expense of approximately $195,000 and $361,000 was recognized in research and development expenses for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation of approximately $439,000 and $370,000 was recognized in general and administrative expenses for the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense of approximately ($30,000) and $42,000 was recognized in sales and marketing expense for the nine months ended September 30, 2009 and 2008, respectively. The benefit recorded in sales and marketing stock option expense was the result of recapturing previously recognized expense as a result of option holder’s terminations. The Company previously adopted the fair value recognition provisions of future accounting standards prospectively for all employee and consultant awards granted, modified, or settled by the Company on August 2, 2004. Accordingly, changes in accounting standards as they relate to stock-based compensation have not had a material impact on the comparability of Company’s financial statements.

As of September 30, 2009, the Company had one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,516,142 reserved at September 30, 2009. At September 30, 2009 the Company had outstanding 7,350,000 options under the Option Plan representing approximately 10.48% of the outstanding shares (4,450,000 of which were exercisable), with 3,166,142 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes option-pricing model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value all stock options for the nine months ending September 30, 2009 and 2008:

	2009	2008
Expected life	5 years	5 years
Risk-free interest rate	2.02%	3.64%
Expected volatility	122%	133%
Expected dividend yield	0%	0%

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Recent forfeitures are due to layoffs which were not expected to occur at the grant date of these options. Management believes that options granted to remaining employees have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected life used in the calculations were selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rates are the 5-year U.S. Treasury rate as published at the time of making the calculations.

Volatility is a calculation based on the Company’s historical stock price over approximately, the past 5 years (expected life of stock options). Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in our area of interest, the current development stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	2,142,040	8,150,000	$0.58	8.38
Options granted	(600,000)	600,000	0.29	10.00
Options exercised	400,000	(400,000)	0.15	-
Additional options available	224,102
Forfeited or expired	1,000,000	(1,000,000)	-	-
Outstanding at September 30, 2009	3,166,142	7,350,000	$0.58	7.80	$-
Exercisable at September 30, 2009		4,450,000	$0.71	6.91	$-

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $160,000 and $13,000, respectively. At September 30, 2009, total unrecognized estimated employee and director compensation cost related to non-vested stock options granted prior to that date is approximately $560,000, which is expected to be recognized over the next two years.

Impairment or Disposal of Long-Lived Intangible Assets

Current accounting standards address financial accounting and reporting for the impairment or disposal of long-lived intangible assets (such as our patents). Accounting standards require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. The Company adopted these accounting standards on August 2, 2004. Management believes no impairment exists at September 30, 2009.

Inventories

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw materials	$132,172	$205,651
Finished goods	242,409	260,230
Totals	$374,581	$465,881

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the nine months ended September 30, 2009 and 2008, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and nine months ended September 30, 2009 include outstanding stock options, convertible preferred stock and warrants. As of September 30, 2009, there were 8,340,000 shares of Series B Convertible Preferred Stock, warrants to purchase 5,721,966 shares of Common Stock and 7,350,000 stock options outstanding.

Recent Accounting Pronouncements

In April 2009, accounting standards related to “ Interim Disclosures about Fair Value of Financial Instruments ” require disclosures about fair value of financial instruments in interim and annual financial statements. These standards are effective for periods ending after June 15, 2009. The Company adopted these standards effective for the quarter ending September 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, more specific accounting standards related to “ Subsequent Events ” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted these standards for the quarter ending June 30, 2009.

In June 2009, a new accounting standard related to the renumbering of all accounting standards was issued. Under the standard, Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for certain nonpublic nongovernmental entities. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

3. Stockholders Equity

Common Stock

On January 30, 2009, we entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, an Illinois limited liability company. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.  Under the terms of the Purchase Agreement, on the date we entered into the agreement, we issued Fusion Capital a commitment fee consisting of 1,094,017 restricted shares of our common stock.

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

From May through September 30, 2009, as a part of a Units offering, the Company sold 8,340,000 shares of its Preferred to accredited investors for an aggregate consideration of $1,668,000. The Company received net cash proceeds of $1,434,640 after the payment of finders’ fees and expenses of $233,360. In addition, the Company issued five-year warrants to purchase 4,170,000 additional shares of Common Stock at an initial exercise price of $0.30 per share and 764,000 agent warrants at an initial exercise price of $0.35 per share. The fair value of the agent warrants as determined using the Black-Scholes Model is approximately $249,000. The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to existing accounting standards, the estimated relative fair values of the BCF and the warrants, in approximate amounts of $837,000 and $722,000, respectively, were calculated. The value of the BCF was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes option-pricing model at the date of issuance. The warrant fair values were determined assuming a five-year term, stock volatility of between approximately 124% and 123% and risk-free interest rates of between 1.98% and 2.47%. The stand-alone fair value of the BCF was then determined to be higher than the remaining proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering net of the fair value of the warrants. Per the guidance of accounting standards, the value of the BCF is treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance.

4. Subsequent Events

Subsequent events have been evaluated through November 16, 2009, the date the financial statements are filed with the Securities and Exchange Commission. Through that date, there were no events requiring disclosure, except for the sale to accredited investors of an additional 13,310,000 shares of Series B Convertible Preferred Stock, including Common Stock purchase warrants to purchase 6,655,000 shares at $0.30 per share and 1,331,000 agent warrants to purchase Common Stock at $0.35 per share. The Company received $2,662,000 gross proceeds from the sale, and net proceeds of $2,359,000 after payment of $303,000 in finders’ fees.

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

Business

SpectraScience, Inc. develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT  Optical Biopsy System (“WavSTAT”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

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

Recent Accounting Pronouncements

In April 2009, accounting standards related to “ Interim Disclosures about Fair Value of Financial Instruments ” require disclosures about fair value of financial instruments in interim and annual financial statements. These standards are effective for periods ending after June 15, 2009. The Company adopted these standards effective for the quarter ending September 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, more specific accounting standards related to “ Subsequent Events ” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted these standards for the quarter ending September 30, 2009.

In June 2009, a new accounting standard related to the renumbering of all accounting standards was issued. Under the standard, Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for certain nonpublic nongovernmental entities. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

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

For the Three Months ended September 30, 2009 and 2008

The Company recognized approximate revenue of $2,000 and $52,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease is a result of the general downturn in the world economy, as compared to the quarter one year ago.

Overall research and development expenses for the three months ended September 30, 2009 and 2008 were approximately $446,000 and $550,000, respectively. The $104,000 decrease in research and development expenses related to approximate decreases in payroll expense of $179,000, clinical expense of $58,000, production supplies expense of $17,000, and all other expense of $14,000 offset by increases in inventory obsolescence of approximately $154,000 and consulting expense of approximately $10,000. The reduction in all expense categories is a result of a concerted effort to minimize expenses due to the global economic recession. The increase in inventory obsolescence expense is primarily the result of a shift to manufacturing diagnostic systems that utilize more current technologies.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were approximately $565,000 and $389,000, respectively. The $176,000 increase for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to approximate increases of $62,000 in professional fees expense, $66,000 in stock compensation expense, $34,000 in amortization expense, $22,000 in bad debt expense and $10,000 in investor relations expense, offset by approximate decreases of $15,000 in payroll expense and $3,000 in all other expenses. The overall increases were a result of increased consultant utilization after an earlier reduction in payroll due to the poor overall economy and of increases in non-cash amortization and stock compensation expense.

Sales and marketing expenses for the three months ended September 30, 2009 and 2008 were $104,000 and $167,000, respectively. The overall expense decrease of approximately $63,000 was due to approximate decreases of $70,000 in payroll expense, $14,000 in trade show expense and $2,000 in stock compensation expense offset by approximate increases of $19,000 in travel expense and $4,000 in all other expenses. The overall decreases were a result of headcount expense reductions due to the Company’s response to the downturn in the overall economy.

Other income, net, for the three months ended September 30, 2009 and 2008 decreased by approximately $25,000. The reduction was primarily due to a decrease in interest income due to lower comparative interest bearing cash balances during the three months ended September 30, 2009 as compared to the same quarter one year ago.

The net losses for the three-month periods ended September 30, 2009 and 2008 were approximately ($1,114,000) and ($1,053,000), respectively. Of the net loss for the quarter ended September 30, 2009 approximately $232,000 was comprised of non-cash stock-option expense.

For the Nine Months ended September 30, 2009 and 2008

The Company recognized approximate revenue of $122,000 and $61,000 for the nine months ended September 30, 2009 and 2008, respectively. The increase is a result of the Company beginning to ramp up its sales primarily as a result of the completion of the WavSTAT System platform for sale and the introduction of the product in Europe, as compared to the comparable period one year ago.

Overall research and development expenses for the nine months ended September 30, 2009 and 2008 were approximately $1,180,000 and $1,619,000, respectively. The approximate $439,000 decrease was comprised of decreases of approximately $322,000 in payroll expense, $166,000 in stock compensation expense, $118,000 in engineering development expense, $37,000 in consulting expense, $22,000 in production supplies expense and $27,000 in all other expense offset by increases of approximately $253,000 in obsolete inventory expense. The reduction in overall expenses is a result of an effort to minimize expenses due to the global economic recession. The increase in inventory obsolescence expense is primarily the result of a shift to manufacturing diagnostic systems that utilize more current technologies.

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were approximately $1,555,000 and $1,696,000, respectively. The $141,000 reduction was comprised of decreases of approximately $130,000 in payroll expense, $60,000 in travel expense, $123,000 in professional expense and $19,000 in other expense offset by approximate increases of $91,000 in financing fee amortization, $68,000 in stock compensation expense and $32,000 in bad debt expense. The overall decrease was a result of headcount and discretionary expense reductions due to the Company’s response to the downturn in the global economy. Certain expense increases were generally a result of increased consultant utilization after an earlier reduction in headcount and increases in non-cash amortization.

Sales and marketing expenses for the nine months ending September 30, 2009 and 2008 were approximately $288,000 and $593,000, respectively. The $304,000 reduction was comprised of approximate decreases of $132,000 in payroll expense, $72,000 in stock compensation expense, $77,000 in advertising and trade shows and $3,000 in other expense offset by an $18,000 increase in travel expense. The reduction in stock compensation expense is primarily the result of employee headcount reductions and the associated re-capture of previously recognized stock compensation expense. The overall decrease was a result of a reduction in sales headcount and related sales expenses in response to the overall economic downturn.

Other income, net, for the nine months ended September 30, 2009 and 2008 decreased approximately $113,000. The reduction was primarily due to a decrease in interest income due to lower comparative interest bearing cash balances held during the nine months ended September 30, 2009 as compared to the same quarter one year ago.

As a result of the above, the approximate net loss for the nine months ended September 30, 2009 and 2008 was ($2,983,000) and ($3,763,000), respectively. The decreased net loss was due to decreases in overall operating expense as a result of planned expense reductions taken as a result of the overall recessionary market environment. Of the net loss for the nine months ended September 30, 2009 approximately $604,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

On September 30, 2009, the Company had a cash balance of $1,315,252 as compared with a cash balance of $1,618,181 at December 31, 2008, representing a decrease of ($302,929) in cash for the period. The cash balances decreased primarily due to working capital used in operations off set by sales of Series B Convertible Preferred Stock as described above. There have been minimal capital equipment expenditures and none are foreseen.

From May through September 30, 2009, as a part of a Units offering, the Company sold 8,340,000 shares of Series B Convertible Preferred Stock to accredited investors for an aggregate consideration of $1,668,000. The Company received net cash proceeds of $1,434,640 after the payment of finders’ fees and expenses of $233,360. From September 30, 2009 until November 16, 2009 the Company sold an additional 13,310,000 shares of Series B Convertible Preferred Stock, including Common Stock purchase warrants to purchase 6,655,000 shares at $0.30 per share and 1,331,000 agent warrants to purchase Common Stock at $0.35 per share. The Company received $2,662,000 gross proceeds from the sale, and net proceeds of $2,359,000 after payment of $303,000 in finders' fees.

On January 30, 2009, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. At September 30, 2009, the Company had not sold any shares to Fusion Capital.

SpectraScience expects to incur significant additional operating losses through at least 2010, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT systems. If we do not receive sufficient funding, the Company may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures
Not Required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”). We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. We conducted our evaluation consistent with the COSO review framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that:

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

Under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 has not been attested to by McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm.

Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal controls over financial reporting which may have occurred during the quarter ended September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 which have materially affected, or are likely to materially affect our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
No response required of smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From May through September 2009, thze Company sold 8,340,000 shares of Series B Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of $1,668,000. The Company received net cash proceeds of $1,531,600 after the payment of finder’s fees and expenses of $233,360.

These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 21, 2009. At the annual meeting, Jim Hitchin, Mark McWilliams, Stanley Pappelbaum, M.D., Chester Sievert, Jr., the Honorable Tommy Thompson, and F. Duwaine Townsen were elected as directors for terms expiring at the annual meeting of our shareowners in 2010. The following table shows the vote totals with respect to the election of these directors:

	For	Withheld
Jim Hitchin	60,640,973	191,764
Mark McWilliams	60,649,706	183,031
Stanley Pappelbaum, MD	60,645,993	186,744
Chester E. Sievert	60,637,051	195,686
Hon. Tommy Thompson	60,640,971	191,766
F. Duwaine Townsen	60,645,723	187,014

At the annual meeting our shareholders also approved an amendment to our Articles of Incorporation to authorize an additional 50,000,000 shares of Common Stock ($0.01 par value) and 50,000,000 undesignated shares of capital stock. The following table shows the vote totals with respect to the Amendment to our Articles of Incorporation:

Votes For	Votes Against	Abstentions
58,956,471	1,648,119	228,147

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation and complete Amended and Restated Articles of Incorporation.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SpectraScience, Inc.

FORM 10-Q

September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date November 16, 2009	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date November 16, 2009	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal Financial and Accounting Officer)