Form 10-K
period 2009-12-31
SPECTRASCIENCE INC
filed 2010-03-31
CIK 727672

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-13092

SPECTRASCIENCE, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1448837
(State of incorporation)	(I.R.S. Employer Identification No.)

11568-11 Sorrento Valley Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrants’s telephone number: (858) 847-0200

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

Yes             ☐             No              ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            ☒             No               ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes             ☐             No              ☐

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

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock as of the last business day of the Company’s most recently completed second fiscal quarter is $22,855,193. There is no non-voting Common Stock.

As of March 26, 2010 the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 89,912,615.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2009

PART I

ITEM 1. BUSINESS.

Introduction

SpectraScience, Inc. (“SpectraScience,” the “Company,” “we,” “our,” or “us”) was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The Company, along with its wholly-owned subsidiary, Luma Imaging Corporation (“LUMA”), focuses on developing its WavSTAT® Optical Biopsy System (“WavSTAT”) and LUMA® Cervical Imaging System. The WavSTAT  and LUMA are non-significant risk technologies that optically illuminate tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. You can reach us by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. Our website address is www.spectrascience.com, however the information contained on our web site is not deemed to be a part of this document.

Reorganization

The Company adopted “fresh-start reporting” effective August 2, 2004, given the absence of any operating activity or other significant activity for almost two years, in accordance with the guidelines of the A.I.C.P.A.’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.

Acquisition of Luma Imaging Corporation Assets

On November 6, 2007, the Company acquired 100% of the shares of Luma Imaging Corporation from its shareholders in consideration for 11.2 million restricted shares of SpectraScience common stock.

LUMA had developed and received approval from the US Food and Drug Administration (the “FDA”) for an optical, non-invasive diagnostic imaging system that is proven to more effectively detect cervical cancer precursors than using conventional means alone (i.e. colposcopy). The LUMA Cervical Imaging System utilizes a single-use disposable probe and requires little additional training as it leverages clinician’s existing skill sets. When used as an adjunct to colposcopy, the LUMA system detects significantly more high-grade cervical cancer precursors than colposcopy alone.

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consisted of a total of 34 issued US Patents and 28 additional patent applications.

Products and Markets

SpectraScience has developed a technology platform to instantly determine if tissue is normal, pre-cancer or cancerous, without the need for a physical biopsy. The Company has received FDA approval to market its proprietary and patented optical biopsy system capable of determining instantaneously whether colon tissue is normal, pre-cancerous or cancerous without physically removing tissue from the body and without waiting days for a pathology report. The Company has also developed an additional application for the detection of pre-cancerous and cancerous tissue in the esophagus, as well as recently expanded its product offerings to cervical cancer and pre-cancer detection through the acquisition of Luma Imaging Corporation.

The WavSTAT operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer and, if warranted, to begin immediate treatment during the same procedure. The SpectraScience WavSTAT uses laser-induced auto-fluorescence to obtain spectral information from tissue at the suspected site. The system is classified as a non-significant risk device which transmits low-level UV laser light energy through an optical fiber to the tissue via the working channel of an endoscope. The tissue in contact with the optical fiber absorbs the light and the resulting tissue auto-fluorescence is collected by the same optical fiber and returned to a detector within the WavSTAT console for measurement. The system analyzes the spectral data and displays the results graphically for the user as normal tissue (green light), suspected pre-cancer, or cancer (red light). Data are recorded on a printer and saved in flash memory and a hard drive. The WavSTAT has been tested at five leading medical centers, including the Mayo Clinic and Massachusetts General Hospital, with results demonstrating statistically significant improvement in physician accuracy in the ability to detect pre-cancerous and cancerous tissue during endoscopy.

The WavSTAT was specifically designed to serve as a technology platform to facilitate multiple medical applications for cancer detection. We see additional opportunities for this core technology in several other large as-yet-unexplored markets which include lung, skin, oral, prostate, breast, urinary, stomach, IBD and bladder cancer detection. The Company is currently developing additional applications of its platform for these markets, and is analyzing feasibility of the use of our technology and the revenue opportunity for each market.

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the US with approximately 108,000 new cases annually. With an estimated 49,960 deaths in 2008, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the US. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the US) with the screening market expected to increase 20% over the next ten years. Demographic trends in Europe are very similar.

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

Based on the results demonstrated by these clinical studies, we believe that using the WavSTAT will:

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

•	Significantly reduce the number of physical biopsies performed and reduce the number of unnecessary follow-on endoscopies performed; and

•	Reduce the number of misdiagnosed patients, thereby eliminating the need for more costly advanced treatments such as surgery, chemotherapy and/or radiation.

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

Barrett’s esophagus, dysplasia and esophageal cancer patients are presently diagnosed via endoscopy of the esophagus with the physician taking multiple random physical biopsies of the esophageal lining; this is a significantly invasive procedure. It is critical that high-grade dysplasia is correctly diagnosed because physicians frequently recommend surgical resection or removal of the esophagus in such an event. Unfortunately, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. The result is that physical biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern in the esophagus in the hope of finding any diseased tissue. Current medical practice typically follows the guidelines described below:

•	Patients with chronic GERD (severe heartburn) receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;

•	Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every year to check for dysplasia;

•	Patients with Barrett's esophagus that has progressed to include low-grade dysplasia receive an endoscopy with multiple biopsies every six months to check for high-grade dysplasia; and

•
Patients with Barrett's esophagus that has progressed to include high-grade dysplasia receive an endoscopy with multiple biopsies every three months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical (RF) ablation.

The relatively high death rate associated with esophageal cancer typically results from a lack of early diagnosis with the outcome being that the cancer has grown to an advanced stage. As described above, the frequency of endoscopic surveillance for these patients increases as the pre-cancerous stages advance in hopes of providing the earliest possible diagnosis.

The Company has developed an application for the WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. We completed a clinical study in April 2002 using our WavSTAT for the detection of pre-cancerous and cancerous tissue in the esophagus. The study was designed to determine the viability of using spectroscopic techniques to detect esophageal cancer in Barrett's esophagus patients, and to develop and demonstrate the feasibility of the WavSTAT for this type of application. A total of 87 patients with Barrett's esophagus were enrolled into the trial with 326 optical and physical biopsies taken. The results of the evaluation show that we were able to obtain a sensitivity of 95% and a specificity of 80% in determining high-grade versus low-grade dysplasia or non-dysplastic Barrett's esophagus, suggesting that the WavSTAT is effective in detecting pre-cancerous and cancerous tissue. Derived from the study data, an initial proprietary tissue recognition software algorithm was developed and is being used in current European trials. We continue to enroll additional patients to improve the algorithm. The WavSTAT with the initial esophageal algorithm has been released for limited sale in the European Union (the “EU”).

We estimate the annual potential revenue for esophageal cancer and pre-cancer detection in the US and EU to be $850 million with the related annual disposable/re-useable market estimated at an additional $250-650 million.

Cervical Cancer

In the U.S., more than four million women have abnormal PAP tests each year, and they typically undergo a series of repeat, stressful and expensive diagnostic tests. For women with precancerous lesions, the long diagnostic cycle can allow the disease to progress and develop into invasive, life-threatening cancer. By providing a more definitive objective test, it is expected that LUMA will allow clinicians to more effectively manage and treat millions of women who are at risk of cervical cancer.

The LUMA provides a, non-invasive diagnostic imaging system to detect cervical cancer precursors more effectively than using conventional means alone (i.e. colposcopy). The LUMA utilizes a single-use disposable probe and requires little additional training as it leverages clinicians’ existing skill sets. When used as an adjunct to colposcopy, LUMA detects significantly more high-grade cervical cancer precursors. Clinical trials comprised of over 3,000   women have demonstrated LUMA’s ability to detect close to 30% more Atypical Squamous Cell of Undetermined Significance/Low-grade Squamous Intraepithelial Lesion (“ASCUS/LSIL”) cancer cell precursors than colposcopy alone. LUMA received FDA approval as an adjunct to colposcopy in March 2006 and the predecessor company was conducting a 950 patient post-approval study (300 were completed) to further examine its advanced detection capabilities when placed in a practical clinical setting.

In the U.S. alone, over $6 billion is spent annually on the screening, diagnosis and treatment of women with cervical cancer. The current colposcopy market is approximately $1.0 billion annually. Diagnosing cervical cancer is often a long and uncertain process, requiring repeat visits by anxious patients. Approximately two million colposcopy procedures are performed each year in the United States, with many repeat exams aimed at arriving at a definitive diagnosis. The introduction of HPV-DNA testing is expected to be a catalyst for this market, increasing the number of colposcopy procedures performed each year. We believe that the LUMA System is a reliable, easy to use diagnostic tool that provides immediate benefits for clinicians and their patients by reducing the incidence of misdiagnosis and allowing for early-stage detection and treatment of cervical cancer precursors.

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the Food and Drug Administration (FDA). The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements, we could face:

•	fines, injunctions or civil penalties;

•	recall or seizure of our products;

•	criminal prosecution;

•	a recommendation that we not be allowed to contract with the government;

•	total or partial suspension of production;

•	inability to obtain pre-market clearance/approval for our devices; and

•	withdrawal of marketing approvals

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, clearance, advertising and promotion of such products.

In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT and LUMA are both Class III devices; this is FDA’s most highly regulated category in the Center for Devices and Radiological Health (“CDRH”) guidelines. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization.

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

A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must usually conduct clinical trials in compliance with testing protocols and patient “informed consent” forms approved by the Institutional Review Board (“IRB” or the “Safety Committee”) at each participating research institution. These boards oversee and approve all clinical studies at their institutions (in some cases a central IRB may approve studies at multiple locations). Second, a Pre-Market Approval (PMA) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a PMA typically takes from six months to two years from the date the application is accepted for filing, but can be significantly longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee will be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

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

Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections. The Food Drug and Cosmetic Act requires devices to be manufactured in accordance with Quality System Requirements regulations, which impose procedural and documentation requirements upon a manufacturer and any of its contract manufacturers with respect to manufacturing and quality assurance activities. The frequency and depth of inspections of PMA products are generally more detailed and frequent than products cleared in the 510(k) process. The past two inspections by the FDA did not result in any adverse findings. Quality System Requirements regulations also require design controls and maintenance of service records. Changes in existing requirements or adoption or new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

The Company submitted a PMA for market clearance of the WavSTAT Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT II was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT III in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval, or any new applications, such as for Barrett’s esophagus developed for the WavSTAT will be submitted as supplements to the original filing rather than as original PMA filings. In September 2009, the FDA approved a PMA amendment for an updated WavSTAT III platform which included new state-of-the-art hardware.

A similar path was followed for the LUMA Cervical Imaging System with the original PMA being filed by FDA on June 28, 2004. Following interactive communication with FDA and 15 PMA amendments, the product received its PMA approval on March 16, 2006. In addition to the standard conditions of approval, an additional LUMA approval condition was a post-approval study. When the LUMA assets were acquired, approximately one third of the study had been completed. We have continued the post-approval study to meet this condition of approval.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are not aware of any manufacturing methods for the WavSTAT or LUMA Systems that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) we will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon our ability to do business.

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

Product Research and Development

The Company invested similar capital in research and development for the fiscal year ended December 31, 2009 as compared to prior recent history. The slight decrease was as a result of increased clinical trial activity, the further development of the Barrett's esophagus software algorithm offset by the transition to producing systems for sale, rather than for clinical trials. Research and development expenses were approximately $2,127,000 and $2,220,000 for the fiscal years ended December 31, 2009 and 2008, respectively. In 2009 the Company recognized approximately $761,000 of non-cash expense related to the impairment of LUMA  assets classified as long lived assets (equipment) as well as approximately $100,000 in non-cash WavSTAT inventory obsolescence expense.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such appliance to be non-material for the fiscal year ended December 31, 2009 and the foreseeable future.

Distribution, Sales and Customers

Our objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2009, our sales and marketing efforts have been, and will continue to be focused on selling, leasing or renting the WavSTAT and LUMA Systems in the colorectal, cervical and esophageal cancer diagnostic markets. We envision particular emphasis on selling the WavSTAT System in international markets.

In the United States, successful product introduction will require a larger direct sales force or a strategic corporate partner that has strongly established call patterns within Managed Care Organizations. Management believes the availability of clinical support specialists to support the sales force, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT and LUMA Systems will be a strong component of a product introduction strategy. To further international objectives during 2010, the Company will continue to appoint new European Distributors. The distributors should have significant resources and strong franchises which, when coupled with our technology, will increase the likelihood of commercial success in those markets.

Third-Party Reimbursement

We expect to market and sell the WavSTAT and LUMA Systems primarily through hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Significant sales of the our Systems will, in part, be dependent on the availability of adequate reimbursement from these third party payers for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and time saving recognized and clinical benefits that we believe will be derived from the use of our products.

Third party payers determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group established by the Center for Medicare and Medicaid Services. The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a diagnosis-related group, payers may deny reimbursement. If reimbursement for a particular procedure is approved, third party payers will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis-related group or per diem, a blend between the health care provider’s reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment.

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

We expect that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, and capitation pricing (putting a ceiling on the price) are very familiar themes within healthcare. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies to compete with larger established firms or with established technologies. Lobbying activities are often necessary to bring to light the value of these new technologies but require extensive amounts of corporate resources that the Company may not be able to afford.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of our products will depend on the availability and level of reimbursement in international markets we target. There can be no assurance that we will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, if any, or what effect it might have on us. In particular, we are unable to yet predict the impact that recently signed healthcare reform legislation will have on our business. Reforms may include (i) mandated basic health care benefits, (ii) controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, (iii) greater reliance on prospective payment systems, (iv) the creation of large insurance purchasing groups, and (v) fundamental changes to the health care delivery system. Management anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment mechanisms. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which reform proposals, if any, will be adopted, when they may be adopted or what impact they may have on us. Failure by hospitals and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, could have a material adverse effect on our business, financial condition and results of operations.

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

The WavSTAT and LUMA Systems are, and will be, manufactured in accordance with current FDA Quality System Regulations and ISO 9001 International Standards, both of which are necessary to sell products within the United States and the European Union. These requirements impose certain procedural and documentation requirements upon SpectraScience with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom the Company contracts to perform certain manufacturing processes.

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

Many competitors have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

•	greater capital resources;

•	greater manufacturing resources;

•	greater resources and expertise in testing products in clinical trials;

•	greater resources and expertise in the areas of research and development;

•	greater expertise in obtaining regulatory approvals; and

•	greater resources for marketing and sales activities.

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology. They could potentially compete with SpectraScience products or technologies. Although none of these companies uses a technology or method which is the same as the SpectraScience technologies and methods.

•
Sensivida Medical has been engaged in the design and development of medical diagnostic instruments that detect cancer in vivo in humans by using light to excite the molecules contained in tissue and measuring the differences in the resulting natural fluorescence between cancerous and normal tissue.  Effective March 3, 2009, with the merger of Sensivida Medical Systems, Inc. into the company’s wholly-owned subsidiary BioScopix, Inc., the company’s technology will also focus on the automation of analysis and data acquisition for allergy testing, glucose monitoring, blood coagulation testing, new tuberculosis testing, and cholesterol monitoring.

•
Electro-Optical Sciences, Inc. is focused on the design and development of a non-invasive, point-of-care instrument to assist in the early diagnosis of melanoma. MelaFind® features a hand-held imaging device that emits multiple wavelengths of light to capture images of suspicious pigmented skin lesions and extract data. The data is then analyzed against its proprietary database of melanomas and benign lesions using sophisticated algorithms in order to provide information to the physician and produce a recommendation of whether the lesion should be biopsied. MelaFind is currently in clinical trials.

•
Guided Therapeutics, Inc. is a medical technology company focused on developing medical devices that have the potential to improve health care. The technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, b) methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring and c) methods of delivering insulin to people with diabetes with a SimpleChoice® product line. In 2007, the company sold its insulin delivery business and will focus on completing the development of their cervical cancer detection device.

•
STI Medical Systems is developing what it calls Hyperspectral Diagnostic Imaging (HSDI®) for use in detecting cervical cancer and other cancers. HSDI® is claimed to be a unique, high-tech blend of spectral and spatial imaging and image processing, exploiting biochemical phenomenology to address unmet diagnostic needs. HSDI utilizes Virtual Biopsy® technology to automatically capture and analyze data using a combination of high-resolution digital imagery, tissue fluorescence imagery and white-light reflectance imagery. Advanced computer aided diagnosis algorithms use these data to detect, classify and localize cancer and cancerous tissue with accurate delineation of disease margins. It is unknown if the company has tested the product on patients with sufficient volume to make an FDA filing.

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

SpectraScience currently owns exclusive rights to a total of 34 issued US patents and international patents for the LUMA technology.

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

An additional 18 patent applications are pending. The above patents expire between 2015 and 2022. In total, more than 500 valid claims have been granted covering a broad range of technology and methods. Foreign rights have further been secured for many of the most important patents.

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

Core Areas of Patent Protection

More specifically, SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

s	Localized tissue characterization using optical methods;
s	Specific application of fluorescence and broadband spectroscopy, and video imaging, particularly in combination;
s	Designs and use of a disposable sheath, particularly in combination with systems and methods, including use of unique identifiers;
s	Algorithmic methods specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods;
s
Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers), and in combination with treatment; and

s	Applications to further system development, including applications for screening, treatment and other fields beyond cervical cancer

SpectraScience holds registered trademarks for the WavSTAT and LUMA Cervical Imaging System and SpectraScience documents, software and graphics are protected by appropriate copyrights.

SpectraScience’s ability to obtain and maintain patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of others will directly affect the success the Company's operations. The Company's strategy regarding the protection of its proprietary intellectual property and innovations is to seek patents on those portions of its technology that management believes are patentable, to obtain copyrights for its software if appropriate, and to protect as trade secrets other confidential information and proprietary know-how. There are certain technological aspects of the WavSTAT and LUMA Systems that are not covered by any patents or patent applications. SpectraScience seeks to protect its trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships.

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

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the testing, manufacturing, marketing and sale of medical products. We have clinical trial liability insurance coverage for our clinical programs. There can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Employees

As of March 26, 2010, SpectraScience had eight full-time employees, five involved with manufacturing, one in sales and marketing and two engaged in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies on external consultants in the financial, regulatory, software development and design engineering areas. When management determines to increase our workforce in response to improved economic, market, and/or business conditions, there is no assurance that we will be able to attract or retain employees with the skills we require.

ITEM 1A. RISK FACTORS.

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $4,436,812 and $5,271,332, respectively, during the past two years of operations. As a result, at December 31, 2009 we had an accumulated deficit of $18,744,470. We have incurred net losses from continuing operations of $4,432,187 and $5,144,902 for the fiscal years ending 2009 and 2008. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT and LUMA Systems and applications of our technology could force us to raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

At December 31, 2009, we had a working capital balance of $3,662,493. We had an operating cash flow deficit of $2,463,180 for the fiscal year ended December 31, 2009 and an operating cash flow deficit of $3,811,212 in 2008. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

The Company has in place, but has not yet utilized, a $6.0 million Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital Fund II LLC (“Fusion Capital”). We only have the right to receive $25,000 every two business days under the Purchase Agreement with Fusion Capital unless our stock price equals or exceeds $0.30, in which case we can sell greater amounts to Fusion Capital as the price of our Common Stock increases.  Fusion Capital does not have the right nor the obligation to purchase any shares of our Common Stock on any business day that the market price of our Common Stock is less than $0.15. We have previously registered 13,300,000 shares for sale by Fusion Capital pursuant to a previously filed registration statement (11,558,974 total registered shares to be issued and sold under the Purchase Agreement, plus 100,000 expense shares, 1,094,017 initial commitment shares and 547,009 allocable commitment shares). The selling price of our Common Stock to Fusion Capital will have to average approximately $0.52 per share for us to receive the maximum proceeds of $6.0 million.  Assuming a purchase price of $0.36 per share (the closing sale price of the Common Stock on March 26, 2010) and the purchase by Fusion Capital of the full 11,558,974 shares remaining under the Purchase Agreement, proceeds to us would only be $4,161,231 unless we choose to register more shares which we may sell to Fusion Capital, which we have the right, but not the obligation, to do.

The extent to which we will rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. If obtaining additional financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell enough of our products, we will likely need to secure another source of funding in order to satisfy our working capital needs.  Even if we are able to access the full $6.0 million under the Purchase Agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

WE MAY FACE INTENSE COMPETITION FROM COMPANIES THAT HAVE GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES.

Competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment. Our competitors may be developing products that compete with the WavSTAT and LUMA Systems. Our commercial opportunities would then be reduced or eliminated should our competitors develop and market products for any of the diseases that we target that are more effective or are less expensive than the products or product candidates we are developing.

Even if we are successful in developing effective WavSTAT and LUMA Systems, and we obtain FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies and tools for analysis.

Our competitors include fully integrated medical device companies, universities and public and private research institutions. Many of the organizations competing with us may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

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

We currently have a staff of eight full time employees, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing, Operations Manager and a Chief Engineer Director as well as administrative employees and other personnel employed on a contract basis. Although we believe that these employees, together with the consultants currently engaged by the Company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

WE MAY HAVE DIFFICULTY IN DEVELOPING AND RETAINING AN EFFECTIVE SALES FORCE OR IN OBTAINING EFFECTIVE DISTRIBUTION PARTNERS AND MAY NOT BE ABLE TO ACHIEVE SUFFICIENT REVENUES TO EFFECT OUR BUSINESS PLAN

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

THE COMPANY MAY BE UNSUCCESSFUL IN COMMERCIALIZING THE LUMA ASSETS

With the successful acquisition of the LUMA Imaging Corporation’s stock in November of 2007, we will have to manage its assets, primarily intellectual property, to successfully commercialize the LUMA products. Our limited number of technical and marketing personnel, and our limited budget, may be inadequate for successful market development.

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

Our WavSTAT and LUMA Systems are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Some of our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for the esophageal or lung applications we hope to commercially market. The process of obtaining and complying with the FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense incurred, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

•	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

•	The FDA may require additional testing for safety and effectiveness;

•	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than us;

•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and

•	The FDA may change their approval policies and/or adopt new regulations

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

•	Warning letters;

•	Civil penalties;

•	Criminal penalties;

•	Injunctions;

•	Product seizure or detention;

•	Product recalls; and

•	Total or partial suspension of production

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

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our WavSTAT and LUMA System product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	Unsatisfactory results of any clinical trial;

•	The failure of principal third-party investigators to perform clinical trials on our anticipated schedules; and

•	Different interpretations of pre-clinical and clinical data, which could initially lead to inconclusive results

OUR DEVELOPMENT COSTS WILL INCREASE IF WE HAVE MATERIAL DELAYS IN ANY CLINICAL TRIAL OR IF WE NEED TO PERFORM MORE OR LARGER CLINICAL TRIALS THAN PLANNED.

If clinical trial delays are significant, or if any of our WavSTAT System or LUMA product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

Potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

•	Lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

•	Failure to receive necessary regulatory approvals;

•	Existence of proprietary rights of third parties; and/or

•	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards

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

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, which we own, and one additional patent for which we own the exclusive license. In October 2006, the Company filed for a patent entitled “System and Method for Non-Endoscopic Optical Biopsy Detection of Diseased Tissue.” Our LUMA system is the subject of 52 patent applications worldwide, 38 of which have issued and 18 patents are pending.

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

THE PATENTS WE OWN COMPRISE A LARGE PORTION OF OUR ASSETS, WHICH COULD LIMIT OUR FINANCIAL VIABILITY.

The WavSTAT System is protected by eight issued patents, in the United States, Canada, Europe and Japan, and an additional patent for which we own an exclusive license. One of the eight patents has lapsed for failure to pay maintenance fees, and we are in the process of reinstating the patent. We cannot assure you that we will be successful in reinstating the patent. In addition, our LUMA System is the subject of 52 patent applications worldwide, 38 of which have been issued with 18 patents pending. These patents comprise approximately 36% of our assets at December 31, 2009. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down until they lose value altogether.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Compliance with publicly-traded company regulations adversely impacts our resources. As a publicly-traded company, we are subject to rules and regulations that increase our legal and financial compliance costs, make some activities more time-consuming and costly, and divert our management's attention away from the operation of our business. We are obligated to file with the U.S. Securities and Exchange Commission, or the SEC, annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, or the Exchange Act, and are also subject to other reporting and corporate governance requirements, including requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, which impose significant compliance and reporting obligations upon us.  We may not be successful in complying with these obligations, and compliance with these obligations could be time consuming and expensive. Failure to comply with the additional reporting and corporate governance requirements could lead to fines imposed on us, deregistration under the Exchange Act and, in the most egregious cases, criminal sanctions could be imposed.

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

RISKS RELATED TO OUR CAPITAL STOCK

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL YOUR STOCK.

As long as the trading price of our Common Stock is below $5 per share, the open-market trading of our Common Stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our Common Stock, and may result in decreased liquidity for our Common Stock and increased transaction costs for sales and purchases of our Common Stock as compared to other securities.

OUR COMMON STOCK IS THINLY TRADED, SO INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL.

Our Common Stock has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. As of March 26, 2010, our average trading volume per day for the past three months was approximately 99,000 shares a day with a high of 502,600 shares traded and a low of 700 shares traded per day. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE, GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the foreseeable future. In fact, during the ninety-day period ended March 26, 2010, the high and low closing prices of a share of our Common Stock were $0.46 and $0.29, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, our stock is sporadically and/or thinly-traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our Common Stock: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain its current market prices, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

THE MARKET FOR PENNY STOCKS SUCH AS OURS HAS BEEN SUBJECT TO FRAUD AND ABUSE AND MAY CAUSE OUR STOCK PRICE TO BE MORE VOLATILE.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price. In addition, potential dilutive effects of future sales of shares of Common Stock by shareholders and by the Company could have an adverse effect on the market price of our shares.

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

OUR OFFICERS AND DIRECTORS OWN OR CONTROL APPROXIMATELY 12% (INCLUDING ALL OPTIONS EXERCISABLE WITHIN 60 DAYS OF MARCH 26, 2010) OF OUR OUTSTANDING COMMON STOCK, WHICH MAY LIMIT THE ABILITY OF OTHER SHAREHOLDERS, WHETHER ACTING SINGLY OR TOGETHER, TO PROPOSE OR DIRECT THE MANAGEMENT OR OVERALL DIRECTION OF THE COMPANY.

As of March 26, 2010, our officers and directors beneficially own or control approximately 12% (including all options exercisable within sixty days of March 26, 2010) of our outstanding Common Stock. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions which could discourage or prevent a potential takeover of the Company that might otherwise result in shareholders receiving a premium over the market price of their common stock.

A LARGE NUMBER OF SHARES OF COMMON STOCK ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS. THE EXERCISE OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE INVESTMENT OF OTHER SHAREHOLDERS IN TERMS OF PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON STOCK. THE SALE OF A LARGE AMOUNT OF COMMON STOCK RECEIVED UPON EXERCISE OF THESE OPTIONS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR STOCK.

As of March 26, 2010, there are outstanding Common Stock purchase options entitling the holders to purchase 7,450,000 shares of Common Stock at a weighted average exercise price of $0.54 per share (5,050,000 of these shares are exercisable within 60 days of March 26, 2010). The exercise price for all of the options may be less than your cost to acquire our Common Stock. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your Common Stock. In addition, the holders of the common stock purchase options may sell Common Stock in tandem with their exercise of those options to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options, which could substantially depress the prevailing market price of our stock.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR COMMON STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 225,000,000 shares of capital stock which includes 160,000,000 shares of Common Stock, 25,000,000 shares of Preferred Stock and 40,000,000 undesignated shares. Our undesignated shares may be designated as in a senior position to our Common Stock. After taking into consideration our outstanding Common Stock at March 26, 2010, we will be entitled to issue up to 26,087,831 additional shares of Common Stock (160,000,000 authorized less shares outstanding of 89,912,615, 5,335,000 shares for issuance upon conversion of Preferred Stock, 11,558,974 additional shares reserved for issuance to Fusion Capital, 10,521,392 shares reserved for issuance of stock options, 12,500,000 shares reserved for issuance of Common Stock purchase warrants 3,287,966 shares reserved for placement agent warrants, 547,009 allocable commitment fee shares and 249,213 shares of Common Stock issued for payment of cumulative preferred dividends) and up to 40,000,000 shares of undesignated capital stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional shares of Common Stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

THE LIMITATION OF MONETARY LIABILITY OF OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE INDEMNIFICATION RIGHTS OF OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY US AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS, CONSULTANTS AND EMPLOYEES.

Our articles of incorporation contain provisions which eliminate the liability of our directors and officers for monetary damages to the Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, consultants and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, consultants and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers, consultants and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, consultants and employees even though such actions, if successful, might otherwise benefit the Company and shareholders.

ANTI-TAKEOVER PROVISIONS MAY IMPEDE THE ACQUISITION OF OUR COMPANY.

Certain provisions of the Minnesota Business Corporation Act and other Minnesota laws have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

SpectraScience leases its principal facility from an unrelated third party. The facility is located at 11568-11 Sorrento Valley Road, San Diego, California 92121, and is well maintained and approved by the FDA for manufacturing. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,318 through December 2011, plus a pro rata share of operating expense and real estate taxes (approximately $972 per month). In the event of the termination of this lease, we believe that we could lease other acceptable space on a comparable basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCBB under the symbol SCIE.OB. The last reported bid price of the Common Stock on March 26, 2010 was $0.36.

The following table sets forth for the calendar period indicated; the quarterly high and low bid prices of our Common Stock as reported by the OTCBB. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW
2009:
Fourth Quarter	$0.50	$0.31
Third Quarter	1.77	0.25
Second Quarter	0.75	0.18
First Quarter	0.35	0.15

2008:
Fourth Quarter	$0.50	$0.20
Third Quarter	0.68	0.35
Second Quarter	1.01	0.61
First Quarter	1.05	0.70

On March 26, 2010 we had approximately 850 registered shareholders of record of the 89,912,615 shares of our common stock.

To date, we have not declared or paid cash dividends on our common stock. The current policy of the Board of Directors is to retain any earnings to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at the time. Our Series B Convertible Preferred Stock accrues an 8% dividend which ranks senior to any dividend which would be paid on our Common Stock. No dividend or distribution can be paid or accrued unless all accrued dividends in Series B Convertible Preferred Stock are paid in full.

Recent Sales of Unregistered Securities

Fiscal Year Ended December 31, 2009

Common Stock

In December 2009, the Company issued 35,000 restricted shares of Common Stock to a vendor for services. The fair value of the shares was determined to be $11,200, and the Company recognized expense in the amount of $11,200, based upon the market value of the stock on the date of issuance. This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

On January 30, 2009, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.  Under the terms of the Purchase Agreement, on the date we entered into the agreement, we issued Fusion Capital a commitment fee consisting of 1,094,017 restricted shares of our common stock. The fair value of the shares was determined to be $273,504 based upon the market value of the stock on the date of issuance. The Company recognized non-cash amortization expense of $141,263 for the fiscal year ended December 31, 2009 related to this issuance. This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Series B Convertible Preferred Stock and Warrants

On June 22, 2009, the Board of Directors designated 25,000,000 of the Company’s undesignated capital stock as Series B Convertible Preferred Stock (the “Preferred”) with par value of $0.01 per share. The Preferred is convertible into an equal number of shares of the Company’s Common Stock based upon an initial conversion price of $0.20 per share and carries a liquidation preference of like amount plus declared but unpaid cumulative dividends. The Preferred is entitled to receive cumulative dividends in preference to any dividend which may be declared on the Common Stock at the rate of 8% of the original issue price. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible and (iii) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. The Preferred is subject to automatic conversion in the event of (a) an underwritten public offering exceeding $10 million in gross proceeds to the Company or, (b) the approval of 67% of the Preferred holders or (c) the underlying conversion shares becoming freely tradable and the average daily trading volume of the underlying stock being not less than 50,000, nor the average closing price of the underlying stock being not less than the conversion price then in effect for 10 consecutive trading days.

From May through December 31, 2009, as a part of a Units offering, the Company sold 25,000,000 shares of its Preferred to accredited investors for an aggregate consideration of $5,000,000. The Company received net cash proceeds of $4,308,446 after the payment of finders’ fees and expenses of $691,554. In addition, the Company issued five-year warrants to purchase 12,500,000 additional shares of Common Stock at an initial exercise price of $0.30 per share and 2,500,000 agent warrants at an initial exercise price of $0.35 per share. The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to existing accounting standards, the estimated relative fair values of the BCF and the warrants, in approximate amounts of $2,592,000 and $2,349,000, respectively, were calculated. The value of the BCF was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes option-pricing model at the date of issuance. The warrant fair values were determined assuming a five-year term, stock volatility of between approximately 125% and 122% and risk-free interest rates of between 1.98% and 2.74%. The stand-alone fair value of the BCF was then determined to be higher than the remaining proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering net of the fair value of the warrants. Per the guidance of accounting standards, the value of the BCF is treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance. Our Series B Convertible Preferred Stock accrues an 8% dividend which ranks senior to any dividend which would be paid on our Common Stock. No dividend or distribution can be paid or accrued unless all accrued dividends in Series B Convertible Preferred Stock are paid in full. This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated under the Securities Act of 1933.

Stock Options

In September 2009, 400,000 stock options held by a former director were exercised. The Company received net proceeds of $60,000 as a result of the exercise. The transaction was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transaction was under a compensatory benefit plan as provided under such rule.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12 in this annual report on Form 10-K for information regarding our securities authorized for issuance under equity compensation plans.

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

Certain statements contained in this Annual Report on Form 10-K, including in this Item 7, that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, near term operating goals, our expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products and expectations with respect to their performance and acceptance, regulatory developments, our beliefs about our employees, our beliefs and intentions with respect to intellectual property, our beliefs with respect to reimbursement, our beliefs and expectations regarding competition, our future financial position, our expectations with respect to future cash needs and the sufficiency of our working capital, and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of this Form 10-K. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

Plan of Operation

In the third fiscal quarter of 2008, the Company began selling its products and is no longer a development stage company. The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next twelve months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the US and international markets for the detection and treatment of colon cancer and pre-cancer;

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers;

•	Begin marketing and selling the WavSTAT System in US and international markets for the detection of esophageal cancer and pre-cancer;

•
Position and begin selling or renting the LUMA System in the US as an adjunct to colposcopy to specialized OB/GYN clinics , managed care organizations , teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis; and

•
Enhance our San Diego facility and grow our organization to allow for the manufacture of both WavSTAT and LUMA Systems in-house and also to begin the design and planning for the next generation of fluorescence-based systems.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2010, as we complete clinical trials, continue with outcome-based clinical studies, continue research and development activities, and ramp up sales and marketing efforts to sell both the WavSTAT and LUMA Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash and cash equivalents of approximately $3,408,000 at December 31, 2009 and $1,618,000 at December 31, 2008. The approximate $1,790,000 increase in cash for the fiscal year was a result of net cash proceeds of approximately $4,308,000 from the sale of Series B Convertible Preferred Stock and $60,000 from the exercise of stock options offset by approximately $2,463,000 of cash used in operations and approximately $115,000 related to acquisitions of equipment. We believe that the Company has sufficient working capital for planned operations for the next twelve months.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

•	The timing and progress of outcome-based clinical trials;

•	The timing and extent to which SpectraScience’s products gain market acceptance;

•	The timing and expense of developing marketing and distribution channels;

•	The progress and expense of developing next generation products and new applications for the WavSTAT and LUMA Systems;

•	The potential requirements and related costs for product modifications;

•	The timing and expense of various U.S. and foreign regulatory filings;

•	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals;

•	The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

•	The overall effect of the present global economic recession on the ability of the Company to generate sales revenue.

The Fusion Transaction

On January 30, 2009, we signed a $6.0 million common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company.  Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, which occurred on May 5, 2009,  we received the right over a 24-month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $25,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $6.0 million.  The Company will control the timing and amount of any sales of shares to Fusion Capital.

The purchase price of the shares related to the $6.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales without any fixed discount.  Fusion Capital will not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15.  The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement.  The proceeds to be received by the Company under the common stock purchase agreement will be used for working capital and general corporate purposes.

In consideration for entering into the agreement, upon execution of the common stock purchase agreement we have issued to Fusion Capital 1,094,017 shares of our common stock as a commitment fee. Also, we will issue to Fusion Capital an additional 547,009 shares as a commitment fee pro rata as we receive the $6.0 million of future funding.

As of March 26, 2010 we had not sold Fusion Capital any shares of stock under the common stock purchase agreement..

Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2009 and December 31, 2008

Revenue

The Company recognized approximate revenue of $167,000 for the fiscal year ending December 31, 2009 as compared to approximate revenue of $61,000 for the fiscal year ending December 31, 2008. The increase is a result of the sale of a greater number of WavSTAT Optical Biopsy Systems in fiscal 2009 as compared to fiscal 2008.

Cost of Revenue

Cost of goods increased from approximately $27,000 for the fiscal year ending December 31, 2008 to approximately $111,000 for the fiscal year ending December 31, 2009. The increase of $84,000 is a result of the sale of a greater number of WavSTAT Optical Biopsy Systems in the most recent fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $4,493,000 (of which approximately $696,000 was for non-cash compensation from stock options) for the fiscal year ended December 31, 2009, as compared to approximately $5,305,000 (of which approximately $992,000 was for non-cash compensation from stock options) for the comparable period one year ago. The net decrease of $812,000 was comprised of an approximate $93,000 decrease in research and development expenses, a $274,000 decrease in general and administrative expenses and a $445,000 decrease in sales and marketing expenses. The overall decreases were a result of the Company’s efforts to reduce expenses in response to the downturn in the overall economy.

Research and development expenses decreased by approximately $93,000 due to an decrease of approximately $446,000 in payroll expense, a $171,000 decrease in stock option compensation expense, a $152,000 decrease in product development expense, an $81,000 decrease in clinical trial expense, a $40,000 decrease in research consulting expense, a $33,000 decrease in production supplies expense, a $14,000 decrease in software expense, a $7,000 decrease in design expense and a $10,000 decrease in all other research and development expenses, offset by an approximate $761,000 non-cash increase in LUMA asset impairment expense and an approximate $100,000 increase in inventory obsolescence associated with WavSTAT inventory. All of the decreases were a result of the Company’s aggressive cost reduction efforts in response to the recessionary economy. The increase in asset impairment and inventory obsolescence expense is primarily the result of management’s analysis of the reduction in the fair value of those assets.

General and administrative expenses decreased approximately $274,000 due to an approximate $104,000 decrease in administrative payroll expense, a $67,000 decrease in recruiting expense, a $67,000 decrease in travel expenses, a $64,000 decrease in audit related expense, a $63,000 decrease in consulting expense, a $23,000 decrease in stock compensation expense, a $15,000 decrease in internet expense, a $12,000 decrease in advertising expense, a $4,000 decrease in legal expense, offset by an approximate $141,000 non-cash increase in amortization expense and a $4,000 increase in all other expenses. The decreases in the majority of expense categories are a result of the Company’s aggressive cost reduction efforts in response to the recessionary economy. The increase in amortization expense is primarily a result of the amortization of a prepaid non-cash commitment fee related to securing a financing facility in January of 2009.

Sales and marketing expenses decreased by approximately $445,000 as compared to the prior fiscal year. The decrease was comprised of approximately $216,000 in sales payroll expense, a $103,000 decrease in stock compensation expense, a $37,000 decrease in consulting expense, a $37,000 decrease in trade show expense, a $21,000 decrease in advertising expense, a $21,000 decrease in convention expense and a $10,000 decrease in all other sales expenses. The decreases in all expense categories are a result of the Company’s aggressive cost reduction efforts implemented as a result of the recessionary economy.

Other Income

Other income, net decreased approximately $121,000 due to relatively lower interest earnings on lower average cash balances for the year as compared to the prior fiscal year.

Liquidity and Capital Resources

On December 31, 2009, the Company had a cash balance of $3,408,237 as compared with a cash balance of $1,618,181 at December 31, 2008, representing an increase of $1,790,056 in cash for the period. The cash balances increased primarily due to sales of Series B Convertible Preferred Stock offset by working capital used in operations. Historically, we have incurred minimal capital equipment expenditures and no large capital outlays are foreseen. We believe that the Company has sufficient working capital for planned operations for the next twelve months.

From May through December 31, 2009, as a part of a Units offering, the Company sold 25,000,000 shares of Preferred Stock to accredited investors for an aggregate consideration of $5,000,000. The Company received net cash proceeds of $4,308,446 after the payment of finders’ fees and expenses of $691,554.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital. Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of March 26, 2010, the Company had not sold any shares to Fusion Capital.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

In accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, we recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board shipping point. We use customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

Accounting For Transactions Involving Stock Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model, or Black-Scholes model. These standards require us to expense employee stock options and other share-based payments. The Company has been recording to expense the fair value of employee and non-employee options. These expenses amounted to approximately $696,000 and $992,000 for the years ended December 31, 2009 and 2008, respectively.

Inventory Valuation

We state our inventories at the lower of cost or market value, determined on a specific cost basis. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

Valuation of Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Equipment related to our LUMA Systems is not currently being depreciated but is reviewed for impairment at the end of each reporting period. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. We do not capitalize external legal costs and filing fees associated with obtaining patents on our new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long-lived assets, the Company recorded impairment charges of approximately $761,000 and $0 for the years ended December 31, 2009 and 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2009 and 2008 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiary
Consolidated Financial Statements
Years Ended December 31, 2009, and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SpectraScience, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc. and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of SpectraScience, Inc’s internal control over financial reporting as of December 31, 2009, included in Item 9(A)(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen

Des Moines, Iowa
March 31, 2010

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,408,237	$1,618,181
Accounts receivable	40,271	23,877
Inventories	405,675	465,881
Prepaid expenses and other current assets	195,568	85,344
Total current assets	4,049,751	2,193,283

Fixed assets, net	1,139,839	1,876,738
Patents, net	2,915,984	3,165,550

TOTAL ASSETS	$8,105,574	$7,235,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,783	$345,762
Accrued expenses	167,475	88,081
Total liabilities	387,258	433,843

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 25,000,000; Shares issued and outstanding – 25,000,000 shares at December 31, 2009 (no shares at December 31, 2008), $5,000,000 liquidation value plus accumulated and unpaid dividends of $99,685 as of December 31, 2009	250,000	—

Common stock, $.01 par value:
Authorized — 160,000,000 shares
Issued and outstanding—70,142,615 and 68,613,598 shares at December 31, 2009 and 2008, respectively	701,426	686,136
Additional paid-in capital	25,511,360	17,835,865
Accumulated deficit	(18,744,470)	(11,720,273)
TOTAL SHAREHOLDERS’ EQUITY	7,718,316	6,801,728
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,105,574	$7,235,571

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008

Revenue	$167,123	$60,560
Cost of revenue	110,572	27,130
Gross profit	56,551	33,430

Operating expenses:
Research and development	2,126,574	2,220,007
General and administrative	2,007,380	2,280,867
Sales and marketing	359,409	803,888
Total operating expenses	4,493,363	5,304,762
Operating loss	(4,436,812)	(5,271332)

Other income, net	4,625	126,430
Net loss	(4,432,187)	(5,144,902)
Deemed dividend on preferred stock	(2,592,010)	—
Accumulated but unpaid dividend on preferred stock	(99,685)	—
Net loss applicable to common shareholders	$(7,123,882)	$(5,144,902)
Basic and diluted net loss per share	$(0.10)	$(0.08)
Weighted average common shares outstanding	69,780,156	66,344,469

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
For the Year’s Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	2,000,000	20,000	58,992,944	$589,929	$16,430,997	$(6,575,371)	$10,465,555

Stock based compensation – consultants					51,955		51,955
Stock based compensation – employees					940,268		940,268
Stock options exercised			20,000	200	2,800		3,000
Sale of common stock at $0.70 per share			736,856	7,369	437,983		445,352
Conversion of Series A Preferred Stock	(2,000,000)	(20,000)	8,000,000	80,000	(60,000)		—
Conversion of Series A Preferred Stock Warrants		$	753,798	7,538	(7,538)		—
Common Stock issued for Services			110,000	1,100	39,400		40,500
Net loss						(5,144,902)	(5,144,902)
Balance, December 31, 2008	—	$—	68,613,598	$686,136	$17,835,865	$(11,720,273)	$6,801,728
Stock based compensation – consultants					133,402		133,402
Stock based compensation – employees					562,222		562,222
Stock options exercised			400,000	4,000	56,000		60,000
Common Stock issued for services			1,129,017	11,290	273,415		284,705
Sale of Series B Preferred Stock at $0.20 per share	25,000,000				4,308,446		4,308,446
Deemed Dividend – Preferred Stock		250,000			2,342,010	(2,592,010)	—
Net loss						(4,432,187)	(4,432,187)
Balance, December 31, 2009	25,000,000	$250,000	70,142,615	$701,426	$25,511,360	$(18,744,470)	$7,718,316

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,432,187)	$(5,144,902)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	290,509	281,594
Stock-based compensation employees	562,222	940,268
Stock-based compensation consultants	133,402	51,955
Impairment of LUMA equipment	760,776	—
Provision for inventory obsolescence	100,000	—
Amortization of prepaid financing costs	141,263	—
Fair market value of common stock issued for services	284,705	40,500
Changes in operating assets and liabilities:
Accounts receivable	(16,394)	(23,877)
Inventory	10,596	(179,172)
Prepaid expenses and other assets	(251,487)	(43,907)
Accounts payable	(125,979)	190,711
Accrued compensation and taxes	79,394	75,618
Net cash used in operating activities	(2,463,180)	(3,811,212)

INVESTING ACTIVITIES:
Acquisition of fixed assets	(115,210)	(207,136)
Net cash used in investing activities	(115,210)	(207,136)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	445,352
Net proceeds from issuance of preferred stock	4,308,446	—
Proceeds from exercise of stock options	60,000	3,000
Net cash provided by financing activities	4,368,446	448,352
Net increase (decrease) in cash and cash equivalents	1,790,056	(3,569,996)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,618,181	5,188,177

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,408,237	$1,618,181

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of inventory to long-term assets	$—	$758,147

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

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT System operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT is FDA approved for colon cancer detection.

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

Note 2: Significant Accounting Policies

Revenue Recognition

In accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board shipping point. The Company uses customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Inventory Valuation

We state our inventories at the lower of cost or market value, determined on a specific cost basis. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

Valuation of Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Equipment related to our LUMA Systems is not currently being depreciated but is reviewed for impairment at the end of each reporting period. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. We do not capitalize external legal costs and filing fees associated with obtaining patents on our new discoveries Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long-lived assets, the Company recorded impairment charges of approximately $761,000 and $0 for the years ended December 31, 2009 and 2008.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted these provisions of ASC 740 on January 1, 2007, and the adoption did not have a material impact on our consolidated financial position or results of operations. We have determined that the Company does not have uncertain tax positions on its 2004, 2005, 2006, 2007 and 2008 tax returns. Based on evaluation of the 2009 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2009 and 2008, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2009 or 2008, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2009 or 2008.

We are subject to taxation in the US and the state of California. All of our tax years are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses.

 Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

We account for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
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

As of December 31, 2009, the Company had one stock-based employee compensation plan (the “Option Plan"). The Option Plan provides for the grant of incentive stock options (“ISOs") to full-time employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 10,521,392 reserved at December 31, 2009. At December 31, 2009 the Company had outstanding 7,450,000 options under the Option Plan representing approximately 10.62% of the outstanding shares (5,050,000 of which were exercisable), with 3,071,392 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

For the years ended December 31, 2009 and 2008, stock-based compensation was approximately $696,000 and $992,000, respectively. In fiscal 2009, stock option expense was approximately $259,000 for research and development, $472,000 in general and administration and ($35,000) in sales and marketing. In fiscal 2008, stock option expense was approximately $430,000 in research and development, $495,000 in general and administrative and $67,000 in sales and marketing.

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

	2009	2008
Expected life	5 years	5 years
Risk-free interest rate	2.58%	2.63%
Expected volatility	124%	125%
Expected dividend yield	0%	0%

Management used the following assumptions to value employee options over the past two years:

	2009	2008
Expected life	5 years	5 years
Risk-free interest rate	2.36%	2.21%
Expected volatility	124%	123%
Expected dividend yield	0%	0%

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

Volatility is a calculation based on the Company’s stock price and historical trading volume and becomes a risk-measurement component included in the Black-Scholes calculation of estimated fair value. Management computed and reviewed its volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization and comparisons to other companies similar to SpectraScience, Inc.

Patents

The Company accounts for acquired intangible assets under FASB ASC Topic 350 Goodwill and Other Intangibles – 30 General Intangibles Other than Goodwill. On August 2, 2004, at the inception of the Successor Company, the Company capitalized $290,000 to value eight WavSTAT System patents. On November 6, 2007, coincident with the acquisition of the LUMA assets, the Company capitalized an additional $3,226,000 to value the 28 patents acquired. In both cases, the capitalized amounts were determined based upon an independent appraisal using a market-based forecast which utilized comparable assumed royalty revenue streams over several possible scenarios. These forecast cash flows were then discounted to present value to determine valuation.

All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT System patents had an average remaining useful life of 14 years, while the LUMA patents had an average remaining life of approximately 16 years. Amortization expense associated with patents for both of the fiscal years ended December 31, 2009 and 2008 was approximately $250,000. Patents are reported net of accumulated amortization of $600,017 and $350,450 at December 31, 2009 and 2008, respectively. Amortization expense in each of the five years subsequent to December 31, 2009 is expected to approximate $250,000 per year.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2009 and 2008, research and development costs were approximately $2,127,000 and $2,220,000, respectively. In 2009 the Company recognized approximately $761,000 of non-cash expense related to the impairment of LUMA assets classified as long lived assets (equipment) as well as approximately $100,000 in WavSTAT inventory obsolescence expense.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to three years. For the years ended December 31, 2009 and 2008, depreciation expense was approximately $41,000 and $32,000, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations. The fixed asset account balance at December 31, 2009 and 2008 includes approximately $1,786,000 and $1,837,000 of LUMA inventory, respectively. The LUMA inventory included in fixed asset accounts is evaluated for impairment at the end of each reporting period. During 2009, the Company evaluated the ongoing value of the LUMA inventory due to difficulties successfully marketing the LUMA System. Based on this evaluation, the Company determined that LUMA assets with a carrying value of approximately $1,786,000 were impaired and wrote them down by approximately $761,000 to their estimated fair value. The estimated fair value was based upon an estimate of market value in a favorable arm’s length transaction.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares. For the year ended December 31, 2009, utilizing the treasury stock method, there were 16,889,258 additional potentially dilutive shares of common stock. These additional shares include the common stock equivalent effect of 25,000,000 shares of Series B Convertible Preferred Stock, 15,764,000 outstanding warrants and 7,450,000 options. For the year ended December 31, 2008, there were 8,937,966 additional potentially dilutive shares of common stock due primarily to the effect of outstanding warrants and stock options.

Recent Accounting Pronouncements

In April 2009, accounting standards related to “Interim Disclosures about Fair Value of Financial Instruments” require disclosures about fair value of financial instruments in interim and annual financial statements. These standards are effective for periods ending after June 15, 2009. The Company adopted these standards effective for the quarter ending September 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

In May 2009, more specific accounting standards related to “Subsequent Events” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted these standards for the quarter ending September 30, 2009.

In June 2009, a new accounting standard related to the codification of all accounting standards was issued. Under the standard, Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the Financial Accounting Standards Board’s (“FASB”) view, the issuance of this Statement and the Codification will not change GAAP, except for certain nonpublic nongovernmental entities. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Other accounting standards that may have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Inventories

Inventories consisted of the following at December 31, 2009 and 2008. Included in inventory is an inventory reserve for obsolescence of approximately $100,000 and $0 at December 31, 2009 and 2008 respectively:
	December 31,
	2009	2008
Raw Materials	$175,527	$205,651
Finished Goods	230,148	260,230
Total inventories	$405,675	$465,881

Note 4: Income Taxes

The significant components of deferred tax assets as of December 31, 2009 and 2008 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.
	Year Ended December 31, 2009	Year Ended December 31, 2008
Deferred tax assets:
Net operating loss carryforward	$11,180,062	$10,678,283
Research and development credits	512,515	634,274
Stock compensation	1,477,485	1,221,793
Inventory Reserve	34,802	—
Accrued liabilities and other	45,082	26,085
Total deferred tax assets	13,249,946	12,560,435
Valuation allowance	(11,691,089)	(10,589,131)
Net deferred tax assets	1,558,857	1,971,304
Deferred tax liabilities:
Acquired intangibles	(73,611)	(81,348)
Fixed assets	(397,293)	(710,326)
Patents	(1,087,953)	(1,179,630)
Luma asset acquisition with common stock	—	—
Total deferred tax liabilities	(1,558,857)	(1,971,304)
Net deferred taxes	$—	$—

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at federal statutory rate	$(1,506,000)	34.0%	$(1,750,000)	34.0%
State tax provision, net of federal tax benefit	(259,000)	5.8	(300,000)	5.8
Nondeductible differences	(17,000)	0.4	28,000	(0.5)
Tax credits	41,000	(0.9)	(55,000)	1.1
Change in valuation allowance	1,102,000	(24.9)	901,000	(17.5)
Expiration of net operating losses	593,000	(13.4)	1,056,000	(20.5)
Other	46,000	(1.0)	120,000	(2.3)
Provision for income taxes	$—	0.0%	$—	0.0%

At December 31, 2009, the Company had federal net operating loss carry-forwards of approximately $27,800,000 that expire from 2010 through 2029. During 2009, the Company had federal net operating losses of approximately $1,540,000 expire.  In addition, the Company had research and development tax credits of approximately $478,000 that expire from 2010 through 2029. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 5: Lease Commitment

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,318 and additional shared facility costs of $972 per month through December 2011. Total commitment under this lease for 2010 and 2011 is approximately $64,000 each year. For the years ended December 31, 2009 and 2008, rent expense totaled $80,332 and $97,873, respectively.

Note 6: Stock-Based Compensation Plans

The Option Plan was amended in 2004. The Option Plan provides for the grant of ISOs to our full-time employees (who may also be Directors) and NSOs to non-employee directors, consultants, customers, vendors or providers of significant services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Plan shall equal 15% of the outstanding shares of the Company totaling 10,521,392 at December 31, 2009. At December 31, 2009, the Company had granted 7,450,000 options under the Plan (5,050,000 of which are exercisable), with 3,071,392 available for future issuance.

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	5,050,000	$0.64	6.97	$—
Expected to vest	2,400,000	$0.25	9.99	360,000
Total	7,450,000			$360,000

(1) These amounts represent the difference, if any, between the exercise price and $0.40, the closing market price of the Company’s common stock on December 31, 2009 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE.OB”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share		Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
December 31, 2007	3,053,942	5,795,000		$0.70
Options granted	(3,050,000)	3,050,000		$0.42
Options exercised	20,000	(20,000)		$0.15
Options forfeited	675,000	(675,000)		$0.89
Additional options authorized	1,443,098
December 31, 2008	2,142,040	8,150,000		$0.58
Options granted	(1,100,000)	1,100,000		$0.31
Options exercised	400,000	(400,000)		$0.15
Options forfeited	1,400,000	(1,400,000)		$0.71
Additional options authorized	229,352	—	$
December 31, 2009	3,071,392	7,450,000		$0.54	7.71	$—
Exercisable December 31, 2009		5,050,000		$0.64	6.97	$—

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $160,000 and $13,000, respectively. At December 31, 2009, total unrecognized estimated employee and director compensation cost related to non-vested stock options granted prior to that date is $454,476, which is expected to be recognized over approximately 3 years.

For the fiscal year ended December 31, 2009, the Company granted stock options to purchase 400,000 common shares to employees and directors. At the time of grant, those options were estimated to have an aggregate fair value of approximately $91,000. For the fiscal year ended December 31, 2008, the Company granted stock options to purchase 3,050,000 common shares to employees and directors. At the time of grant, these options were estimated to have an aggregate fair value of approximately $1,070,000.

Note 7: Undesignated Capital Stock

The Company has authorized 40,000,000 of undesignated shares of capital stock with undesignated par value. The undesignated stock may be issued in one or more series as determined from time to time by the Board of Directors. Any series authorized for issuance by the Board of Directors may be senior to the common stock with respect to any distribution if so designated by the Board of Directors upon issuance of the shares of that series. The Board of Directors are granted the express authority to fix by resolution any other designations, powers, preferences, rights (including voting rights), qualifications, limitations or restrictions with respect to any particular series created from the undesignated stock prior to issuance thereof.

Note 8: Equity Transactions

Fiscal Year Ended December 31, 2009

Common Stock

On January 30, 2009, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Fusion Capital Fund II, an Illinois limited liability company. Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period.  Under the terms of the Purchase Agreement, Fusion Capital has received a commitment fee consisting of 1,094,017 shares of our common stock.  Also, we will issue to Fusion Capital an additional 547,009 shares as a commitment fee pro-rata as we receive the $6.0 million of future funding.  In addition, in December 2008, we issued 100,000 shares to Fusion Capital as an expense reimbursement.

Under the Purchase Agreement and the associated Registration Rights Agreement we are required to register 13,000,000 common shares comprised of: (1) 1,094,017 shares which have already been issued, (2) an additional 547,009 shares which we may issue in the future as a commitment fee pro rata as we receive the $6.0 million of future funding, (3) 100,000 shares we previously issued to Fusion Capital as an expense reimbursement and (4) at least 11,558,974 shares which we may sell to Fusion Capital after a registration statement is declared effective. Under the Purchase Agreement, we have the right but not the obligation to sell more than the 13,300,000 shares to Fusion Capital. As of the date hereof, we do not currently have any plans or intent to sell to Fusion Capital any shares beyond the 13,300,000 shares offered pursuant to the Purchase Agreement.  However, if we elect to sell more than the 13,300,000 shares (which we have the right but not the obligation to do), we must first register under the Securities Act any additional shares we may elect to sell to Fusion Capital before we can sell such additional shares.  The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement.

We do not have the right to commence any sales of our shares to Fusion Capital until the SEC has declared effective a registration statement. After the SEC declared effective such registration statement, which occurred on May 5, 2009, generally we received the right but not the obligation from time to time to sell our shares to Fusion Capital in amounts between $25,000 and $1.0 million depending on certain conditions. We have the right to control the timing and amount of any sales of our shares to Fusion Capital.  The purchase price of the shares will be determined based upon the market price of our shares without any fixed discount at the time of each sale.  Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.15.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the Purchase Agreement or the Registration Rights Agreement. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  The Purchase Agreement provides that neither party has the ability to amend the Purchase Agreement and the obligations of both parties are non-transferable.

In December 2009, the Company issued 35,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $11,200, and the company recognized expense in the amount of $11,200, based upon the market value of the stock on the date of issuance.

Series B Convertible Preferred Stock and Warrants

On June 22, 2009, the Board of Directors designated 25,000,000 of the Company’s undesignated capital stock as Series B Convertible Preferred Stock (the “Preferred”) with par value of $0.01 per share. The Preferred is convertible into an equal number of shares of the Company’s Common Stock based upon an initial conversion price of $0.20 per share and carries a liquidation preference of like amount plus declared but unpaid cumulative dividends at December 31, 2009, the total liquidation preference is equal to $5,100,000. At December 31, 2009 there were approximately $100,000 in accumulated, but unpaid dividends. The Preferred is entitled to receive cumulative dividends in preference to any dividend which may be declared on the Common Stock at the rate of 8% of the original issue price. In addition, the Preferred has rights which provide for (i) dividend payments senior to those with respect to common shares, (ii) voting rights equal to the number of common shares into which the Preferred is convertible and (iii) adjustments to the conversion price in the event of stock dividends, stock splits or other effective stock subdivisions. The Preferred is subject to automatic conversion in the event of (a) an underwritten public offering exceeding $10 million in gross proceeds to the Company or, (b) the approval of 67% of the Preferred holders or (c) the underlying conversion shares becoming freely tradable and the average daily trading volume of the underlying stock being not less than 50,000, nor the average closing price of the underlying stock being not less than the conversion price then in effect for 10 consecutive trading days.

From May through December 2009, as a part of a Units offering, the Company sold 25,000,000 shares of its Preferred to accredited investors for an aggregate consideration of $5,000,000. The Company received net cash proceeds of $4,308,446 after the payment of finders’ fees and expenses of $691,554. In addition, the Company issued five-year warrants to purchase 12,500,000 additional shares of Common Stock at an initial exercise price of $0.30 per share and 2,500,000 agent warrants at an initial exercise price of $0.35 per share. The fair-value of the agent warrants, as determined using the Black-Scholes option pricing model at the time of issuance, was approximately $850,000. The convertible feature of the Preferred and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Preferred, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to existing accounting standards, the estimated relative fair values of the BCF and the warrants, in approximate amounts of $2,592,000 and $2,349,000, respectively, were calculated. The value of the BCF was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes option-pricing model at the date of issuance. The warrant fair values were determined assuming a five-year term, stock volatility of between approximately 125% and 122% and risk-free interest rates of between 1.98% and 2.74%. The stand-alone fair value of the BCF was then determined to be higher than the remaining proceeds received and, accordingly, the value assigned to the BCF was limited to the gross proceeds received from the offering net of the fair value of the warrants. Per the guidance of accounting standards, the value of the BCF is treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance.

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

Series A Convertible Preferred Stock Warrants

In December 2008 the holders of 71,250 of the Company’s Series A Preferred Warrants affected a cashless exercise of their warrants in exchange for 147,981 restricted common shares. The Company received no proceeds as a result of the exercise.

In May 2008 the holders of 153,750 of the Company’s Series A Preferred Warrants affected a cashless exercise of their warrants in exchange for 521,249 restricted common shares. The Company received no proceeds as a result of the exercise.

In April 2008 a holder of 25,000 of the Company’s Series A Preferred Warrants affected a cashless exercise of his warrants in exchange for 84,568 restricted common shares. The Company received no proceeds as a result of the exercise.

Common Stock Purchase Warrants

In May 2008, as additional consideration associated with a private placement of Common Stock, the Company issued 73,681 five-year cashless warrants to purchase an equal number of common shares at $0.80 per share to Advanced Equities, Inc., the placement agent associated with the placement. The Company is obligated to reserve 73,681 common shares under these warrants and the shares underlying the warrants are subject to a registration rights agreement

Stock Options

In May 2008, 20,000 stock options held by an employee were exercised. The Company received net proceeds of $3,000 as a result of the exercise.

Note 9: Related Party Transactions

On July 21, 2009, the Board of Directors approved the grant of 400,000 options to a non-employee director. The terms are as follows: 1/3 of the grant will vest after one year and the remaining options will vest an additional 1/3 over each of the next three years.  The options were granted at the closing price of our Common Stock on the date of grant.

Note 10: License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of US Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license. For the fiscal year ended December 31, 2009, revenues have been generated from sales of products using this patent and royalties in an amount of $1,260 have been paid.

Note 11: Fair Value of Long Lived Assets

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value establishes a framework for measuring fair value and requires disclosure of fair value measurements, Effective January 1, 2009, the Company adopted the portion of the Topic which requires disclosure of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The fair value hierarchy set forth in the Topic is as follows:

Level 1:   Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:   Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:   Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

The Company does not record long lived assets at fair value on a recurring basis. However, from time to time, a long lived asset is considered impaired and the asset value is written down. The impairment is based on management’s estimate of future cash flows from these assets. Adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a level 3 measurement. Total LUMA equipment of approximately $1,786,000 was valued under this level as of December 31, 2009.

Note 12: Subsequent Events

Common Stock

In January 2010, the Board approved the issuance of 249,213 shares of Common Stock for payment of accrued dividends related to the Company’s outstanding Convertible Preferred Stock (“Preferred”). The Preferred accumulated a dividend equal to $99,685 on December 31, 2009. As per the terms of the Series B Preferred the Company may pay the dividend either in cash or Common Stock as determined by the Board of Directors.

From January through March 2010, the Company issued 105,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $39,550, and the company recognized expense in the amount of $39,550, based upon the market value of the stock on the date of issuance.

In February and March 2010, holders of 19,600,000  Preferred converted their Preferred into a like number of unrestricted shares of Common Stock as per the terms of the Preferred.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that:

•	Financial records are maintained in reasonable detail to accurately and fairly reflect the transactions and dispositions of the Company;
•
Transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors of the Company; and

•
Internal controls provide reasonable assurance to prevent or detect in a timely manner unauthorized acquisitions, use or dispositions of the Company that could have a material effect on the financial statements

Evaluation of Internal Control over Financial Reporting

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has not been attested to by McGladrey & Pullen, LLP the Company’s independent registered public accounting firm as stated in their report which is included herein pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal controls over financial reporting which may have occurred during the quarter ended December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 which have materially affected, or are likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Jim Hitchin, Chairman, President and CEO	67	2004
Jim Dorst, Chief Financial Officer	55	2007
Mark McWilliams, Director	53	2004
Stanley Pappelbaum, M.D., Director	72	2006
Chester E. Sievert, Director	58	2004
F. Duwaine Townsen, Director	76	2009

 Jim Hitchin, Chairman, President and CEO joined SpectraScience in January 2004 as part of the acquisition team. For the previous 15 years, he was the founder, CEO and Chairman of Infrasonics, Inc., a medical device company in the respiratory care field. Infrasonics was venture funded and completed a successful initial public offering. Mr. Hitchin served as Chairman, President and CEO of Infrasonics during its 15 years as a public company. Infrasonics was the first in its market to have ISO 9001 and the CE Mark for fourteen 510(k) and two PMA products. Infrasonics revenue growth was at a compound rate of 62% during its fifteen-year life before being sold to a competitor for 2.5 times revenue. In previous companies, he was COO of a public energy company and the VP, General Manager of a public oceanographic engineering firm. Mr. Hitchin has extensive experience in all phases of manufacturing and company operations, in particular, sales and marketing of medical devices. He graduated from San Diego State University with a degree in Physics.

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

Mark McWilliams, Director. Since June 2007 Mr. McWilliams has served as the CEO of Medipacs, Inc a development stage infusion pump company. Prior to that, from December 2003 to November 2005 he was Director of Cell Imaging and Analysis at Beckman Coulter after the recent sale of Q3DM to Beckman in December 2003. He was President and Chief Executive Officer and Director of Q3DM, from October 2001 to December 2003, a life-sciences startup that raised several angel and venture capital funding rounds that was acquired by Beckman Coulter. Previously, he was founder and COO of Medication Delivery Devices (“MDD”), an alternate care infusion systems company that was acquired by Baxter Healthcare in 1996. Mr. McWilliams served as a VP of Research and Development at Baxter Healthcare for three years following the sale of MDD. Prior to MDD, he served as Product Development Manager at the founding of Block Medical where he was responsible for bringing the company’s first two FDA approved products rapidly to market. Block was sold to Hillenbrand Industries in 1991. He previously worked for Hughes Aircraft, Vacuum General and Martin Marietta. Mr. McWilliams has expertise in managing and growing small technology companies and has a strong network of contacts within the medical devices industry. He earned his MSME from the Massachusetts Institute of Technology, his BSME from Northeastern University and holds eight utility patents.

Stanley J. Pappelbaum M.D., Director. Dr. Pappelbaum has been Managing Partner of Pappelbaum, Turner & Associates, a national healthcare consultancy company that advises hospital, medical group, health insurance, and governmental healthcare clients since 2000. Dr. Pappelbaum joined Scripps hospital in 1996 as Chief Transformational Officer in charge of creating and implementing Scripps’ strategic vision of the future. In 1997, he was promoted to Executive Vice President and Chief Operating Officer and, in 1999, he was promoted to President and Chief Executive Officer when the hospital reached annual revenues of over $1 billion. From 1985 to 1995, he was the managing partner of Professional Health Consulting Group, a national company of physician executives who analyzed and managed change for complex not-for-profit healthcare systems clients throughout the United States. From 1969 to 1984, Dr. Pappelbaum taught and practiced Pediatric Cardiology at the University of California, San Diego and at San Diego Children’s Hospital, where he was Chief of Pediatric Cardiology from 1972 to1978. Dr. Pappelbaum completed his undergraduate work at McGill University in Montreal and received his medical degree from the University of British Columbia Faculty of Medicine in Vancouver. He completed his residency in pediatric medicine at Montreal Children’s Hospital of McGill University and did graduate studies in cardiovascular physiology and a fellowship in pediatric cardiology at the University of California, Los Angeles. He also was awarded an Alfred P. Sloan Fellowship at the Massachusetts Institute of Technology where he earned a Master's degree in management (health option). Dr. Pappelbaum has an intimate knowledge of the healthcare industry and is familiar with recent changes in the healthcare environment.

Chester E. Sievert, Jr., Director. Mr. Sievert has been President of Advanced Photodynamic Technologies since January 2003. He previously worked at SpectraScience as a consultant in June 1996, and subsequently held various executive positions. Mr. Sievert served as Chairman of the Board of SpectraScience beginning in June 1999. He served as President from March 1998, and Chief Executive Officer from January 1999 until December 2001. He then became Executive Vice President of Technology and Chairman of the Board until September 2002. Prior to joining SpectraScience, Mr. Sievert was a founder and President of two medical product companies; ReTech, Inc. from 1980 to 1986; and FlexMedics Corporation from 1986 to 1995. Both Companies were sold to American Endoscopy, Inc. and Phillips Plastics Corporation, respectively. As a former Senior Research Health Scientist on staff at the University of Minnesota Medical School and the Veterans Administration Medical Center, Mr. Sievert has published more than 50 medical journal articles in the fields of gastroenterology, endoscopy and fiber optics. He has also been awarded eight United States and International patents. Mr. Sievert has a Bachelor of Science Degree in Comparative Physiology from the University of Minnesota. Mr. Sievert has significant experience in the application of light based and fluorescence technologies in the medical field. He also has significant management experience and a legacy understanding of the Company.

F. Duwaine Townsen, Director.     Mr. Townsen co-founded and is the Managing Partner of EndPoint Late-Stage Fund of San Diego. This fund invested exclusively in late-stage life science companies. Mr. Townsen co-founded the Ventana Growth Funds in 1982 and served as the group’s Managing Partner directing investments in early and middle stage life-science, high-technology and telecommunications companies. Prior to this, Mr. Townsen was the CEO and Chairman of Kay Laboratories, Inc., a medical device company, where he led the company through a successful IPO in 1978 and subsequent sale to American Hospital Supply Corporation in 1981. Following his public accounting experience, Mr. Townsen became a founder and Chief Financial Officer of Oceanographic Engineering Corporation and guided the company to profitability and its sale to Dillingham Corporation in 1967.  Mr. Townsen serves as a director on the board of Sequal Technologies, a privately held high-technology company and has held numerous directorships at private and public companies, some of which included Agouron Pharmaceuticals, Inc., Brooktree Corporation, Cymer, Inc. and Maxim Pharmaceuticals, Inc.  Mr. Townsen began his career with Arthur Young & Co. after graduating from San Diego State University. Mr. Towsen has specific public accounting environment and public markets experience. He also had deep expertise related to corporate governance and fiduciary responsibility issues.

Our Board of Directors has the responsibility for establishing broad corporate policies and for overseeing our overall performance. Members of the Board are kept informed of our business activities through discussions with the CEO and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our bylaws provide that each of the directors serves for a term that extends until resignation or replacement.

Compensation of Directors.

The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan, non-employee directors McWilliams, Mulford and Sievert were granted non-qualified stock options to purchase 400,000, 400,000 and 300,000 shares of Common Stock, respectively, on July 26, 2004 at an exercise price of $0.15 per share. Dr. Pappelbaum joined the Board on June 2006 and was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $1.09 per share. Mr. Pappajohn joined the Board in June 2007 and was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at $1.10 per share. Governor Tommy Thompson joined the Board on September 20, 2007 and was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.75 per share. In addition, on December 4, 2009, Thompson was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.34 per share. On November 7, 2008 directors McWilliams, Mulford, Pappelbaum and Sievert were each granted non-qualified stock options to purchase 400,000 shares of common stock at an exercise price of $0.38 per share. Mr. Townsen was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.27 per share on July 20, 2009. The exercise prices of the options were based on the prevailing market price (defined as the closing price) of the Common Stock on the date of grant.

The options granted to employee and non-employee directors under the Amended 2001 Stock Option Plan expire ten years from the date of grant (subject to earlier termination in the event of death or termination), are not transferable (except by will or the laws of descent and distribution), and become exercisable in three equal annual installments commencing on the date of grant except for the November 7, 2008, July 20, 2009 and December 4, 2009 grants which commence vesting in three equal annual amounts one year from the date of grant.

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2009:

DIRECTOR COMPENSATION

Name	Option Awards ($)(3)		Total
F. Duwaine Townsen (1)(2)	$91,120	(2)	$91,120

(1)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2009 are 0 and 400,000.
(2)
On July 20, 2009, Mr. Townsen was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.27 per share. The option vests one-third on each anniversary date from initial grant and will be fully vested on July 20, 2012. The $91,120 represents the fair value of the stock option as determined on the date of grant.

(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Code of Ethics. The Company has adopted a code of ethics applicable to its chief executive officer and senior financial officer. The code is available at no charge by request to the Company in writing, to the attention of the CFO. Additionally, the code is filed with the Securities and Exchange Commission as an exhibit to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, and is available at the SEC website (www.sec.gov ).

Audit Committee. The Audit Committee of the Board of Directors is comprised of three non-employee directors; F Duwaine Townsen, Mark McWilliams and Dr. Stanley Pappelbaum. All members are independent as defined under the rules of The Nasdaq Stock Market. The Audit Committee has Duwaine Townsen, Chairman, serving as an independent director and financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table.

Name and Principal Position	Year	Salary ($)	Total ($)
Jim Hitchin - (1)	2009	$88,929	$88,929
Chairman, President and CEO	2008	$161,915	$161,915
Jim Dorst – CFO (2)	2009	$160,101	$160,101
	2008	$152,885	152,885

(1)
Mr. Hitchin is the Company’s Chairman, President and CEO. He does not have a written or unwritten employment agreement and his salary is not dependent on performance targets, goals or any other conditions. Also he is not subject to severance and change of control arrangements. Mr. Hitchin received no stock option grants in 2009 or 2008.

(2)
Mr. Dorst became the Company’s Vice President of Finance and Chief Financial Officer on December 3, 2007. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or change in control arrangements. Mr. Dorst received no stock option grants in 2009 or 2008.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal year 2009 to officers of the Company.

Grants of Plan-Based Awards, Option Exercises and Stock Vested. The following table describes the outstanding stock option grants to executive officers and required additional individuals at fiscal year end. There are no Stock Awards issued or outstanding.

	Outstanding Equity Awards at Fiscal Year End Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jim Hitchin	—	—	—	—	—
Jim Dorst	400,000	—	—	$0.90	09/07/17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2009 information on our equity compensation plans in effect as of that date:

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,450,000	$0.54	3,071,392

Equity compensation plans not approved by security holders	—	—	—
Totals	7,450,000	$0.54	3,071,392

(1) Net of equity instruments forfeited, exercised or expired.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the "Option Plan") provides for the grant of incentive stock options (ISOs") to our employees (who may also be directors) and nonqualified stock options ("NSOs") to non-employee directors, consultants, customers, vendors or providers of significant services. The Option plan expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company totaling 10,521,392 at December 31, 2009. At December 31, 2009, we had had option grants outstanding for 7,450,000 common shares under the Plan, with 3,071,392 available for future issuance.

The Company’s Option Plan provides that the number of shares of common stock available for issuance under the plan shall always equal 15% of the number of shares of common stock of the Company issued and outstanding.

 OWNERSHIP OF COMMON STOCK

The following table shows as of March 26, 2010, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined below under the caption “Executive Compensation”), and (iv) all current directors and executive officers as a group:

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 26, 2010. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 89,912,615 shares of Common Stock outstanding as of March 26, 2010, plus for each individual, any securities that individual has the right to acquire within 60 days of March 26, 2010.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.
Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Jim Hitchin (2) (3)	8,851,149	10%
EuclidSR Partners, LP (4)	8,776,371	10%
Chester E. Sievert (3) (5)	633,333	1%
Mark McWilliams (3) (6)	741,666	1%
Stanley Pappelbaum M.D. (3) (6)	583,000	*
F. Duwaine Townsen (3)	—	*
Jim Dorst (2) (7)	400,000	*
Directors and executive officers, as a group (six persons)	11,209,148	12%

*	Less than 1%

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
(4)
EuclidSR Partners, LP owns 6,143,404 shares of Common Stock and is affiliated by common control with EuclidSR Biotechnology Partners, which together own 8,776,371 shares. The business address for all Euclid affiliated entities is 45 Rockefeller Plaza, Suite 3240, New York, New York 10111.

(5)	Includes 433,333 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.
(6)	Includes 533,333 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.
(7)	Includes 400,000 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days following the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no transactions during the last two fiscal years to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Director Independence

Other than Mr. Hitchin, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of management’s knowledge. The Audit, Nominating and Compensation Committees consist of Mr. Townsen (Chair), Mr. McWilliams and Dr. Pappelbaum.

The Company has determined that its non-employee directors are independent under NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Independent Public Accountants’ Fees.  The firm of McGladrey & Pullen LLP, independent public accountants, audited our financial statements for the year ended December 31, 2009 and 2008.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees (1)	$122,050	$104,000
Audit-related fees(	—	—
Tax fees	—	—
Tax compliance fees	—	—
Other	—	—
	$122,050	$104,000

(1)
Audit fees include fees billed and expected to be billed for the fiscal year ended December 31, 2009 and fees billed and expected to be billed for professional services rendered for the audit of our annual financial statements for that period, the review of our financial statements included in our reports on Form 10-Q, services in connection with registration statements filed with the SEC, and accounting consultations necessary for the rendering of an opinion on our financial statements.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity from December 31, 2007 to December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8: Not applicable.

(3)
Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: March 31, 2010	By:	/s/ James Hitchin
James Hitchin- Chairman,President, Secretary, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Hitchin
James Hitchin	Date: March 31, 2010
Chairman, President, Secretary, and Chief Executive Officer (Principal Executive Officer)

/s/ James Dorst
James Dorst	Date: March 31, 2010
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 31, 2010
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 31, 2010
Director

/s/ Chester E. Sievert
Chester E. Sievert, Jr.	Date: March 31, 2010
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: March 31, 2010
Director

SPECTRASCIENCE, INC.

EXHIBIT INDEX FOR

FORM 10-K FOR FISCAL YEAR 2009

Exhibit No.	Description

2.1	Luma Acquisition Agreement (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended Bylaws (3)

4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (4)

4.2	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (5)

4.3	Common Stock Purchase Warrant issued to Placement Agent (6)

4.4	Certificate of Designation of Rights and Preferences of Series B Preferred stock of SpectraScience, Inc. (7)

4.5	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (8)

10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (9)

10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (10)

10.3*	Amended 2001 Stock Plan (11)

10.4*	Form of Directors’ Option Agreement (12)

21	Subsidiaries of the registrant – Luma Imaging Corporation

23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management compensatory plan or contract.

(1)	Incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K filed on November 13, 2007.

(2)	Incorporated by reference to exhibit 3.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009.

(3)	Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2009

(4)	Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.

(5)	Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007.

(6)	Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008.

(7)	Incorporated by reference to exhibit 4.4 to the Company’s Report on Form 8-K filed on November 6, 2009

(8)	Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009

(9)	Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009

(10)	Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009

(11)	Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004.

(12)	Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009.