Form 10-Q
period 2010-03-31
SPECTRASCIENCE INC
filed 2010-05-17
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number 0-13092

SPECTRASCIENCE, INC.

(Exact name of registrant
as specified in its charter)

Minnesota	41-1448837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11568 Sorrento Valley Rd., Suite 11
San Diego, California 92121
(Address of principal executive offices)
(858) 847-0200
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding on May 17, 2010 was 92,147,615.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending March 31, 2010

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,677,336	$3,408,237
Accounts Receivable (net)	23,668	40,271
Inventories (net of allowances)	422,333	405,675
Prepaid expenses and other current assets	145,373	195,568
Total current assets	3,268,710	4,049,751
Fixed assets, net	1,118,353	1,139,839
Patents, net	2,853,592	2,915,984
TOTAL ASSETS	$7,240,655	$8,105,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,651	$219,783
Accrued liabilities	70,557	167,475
Total current liabilities	253,208	387,258

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $.01 par value:
Authorized – 25,000,000; shares issued and outstanding – 6,535,000 shares at March 31, 2010 (25,000,000 shares at December 31, 2009)	65,350	250,000
Common stock, $.01 par value:
Authorized—160,000,000 shares
Issued and outstanding 88,712,615 shares at March 31, 2010 (70,142,615 shares at December 31, 2009)	887,126	701,426
Additional paid-in capital	25,599,759	25,511,360
Accumulated (deficit)	(19,564,788)	(18,744,470)
TOTAL STOCKHOLDERS’ EQUITY	6,987,447	7,718,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,240,655	$8,105,574

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$11,150	$49,110
Cost of revenue	2,479	22,135
Gross profit	8,671	26,975

Operating expenses:
Research and development	224,392	465,845
General and administrative	511,287	464,776
Sales and marketing	92,104	186,536
Total operating expenses	827,783	1,117,157
Operating loss	(819,112)	(1,090,182)

Other income (expense), net	(1,206)	2,839
Net Loss	(820,318)	(1,087,343)
Accumulated but unpaid dividend on preferred stock	(81,319)	-
Net loss applicable to common stockholders	(901,637)	(1,087,343)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	74,805,948	69,525,279

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	25,000,000	250,000	70,142,615	$701,426	$25,511,360	$(18,744,470)	$7,718,316

Stock based compensation – consultants					11,369		11,369
Stock based compensation – employees					38,180		38,180
Common stock issued for services			105,000	1,050	38,850		39,900
Conversion of Series B Preferred Stock	(18,465,000)	(184,650)	18,465,000	184,650			-
Net loss						(820,318)	(820,318)
Balance, March 31, 2010	6,535,000	$65,350	88,712,615	$887,126	$25,599,759	$(19,564,788)	$6,987,447

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(820,318)	$(1,087,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,878	71,050
Stock-based compensation employees	38,180	230,634
Stock-based compensation consultants	11,369	7,370
Amortization of prepaid financing costs	38,219
Fair market value of common stock issued for services	39,900
Changes in operating assets and liabilities:
Accounts receivable	16,603	(24,887)
Inventory	(16,658)	108,016
Prepaid expenses and other current assets	11,976	33,188
Accounts payable	(37,132)	(98,548)
Accrued liabilities	(96,918)	(28,172)
Net cash used in operating activities	(730,901)	(788,682)

INVESTING ACTIVITIES:
Purchases of fixed assets	-	(11,839)
Net cash (used in) investing activities	-	(11,839)

Net (decrease) in cash and cash equivalents	(730,901)	(800,531)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408,237	1,618,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,677,336	$817,650

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$-	$273,504

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
March 31, 2010

1.   Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company” refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corporation. Since 1996, the Company has primarily focused on developing the WavSTAT ® Optical Biopsy System (“WavSTAT System”).

The Company has developed and received FDA approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determination. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT System is FDA approved for colon cancer detection.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the three-month period ending March 31, 2010, the Company used $730,901 in cash to fund operating activities. As of March 31, 2010, the Company had working capital of $3,015,502 and a cash balance of $2,677,336.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital. Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of May 17, 2010, the Company had not sold any shares to Fusion Capital.

The Company expects to incur significant additional operating losses through at least 2010, as it completes clinical trials, begins outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT System. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

2.   Summary of Significant Accounting Policies

Revenue recognition

In accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition , the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board shipping point. The Company use customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a short history of product sales, including the potential risk of business failure.

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

Inventory Valuation

The Company states its inventories at the lower of cost or market value, determined on a specific cost basis. The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins. Conversely, favorable changes in demand could result in higher gross margins when the Company sells products.

Valuation of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Equipment related to the Company’s LUMA systems are not currently being depreciated but are reviewed for impairment at the end of each reporting period. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 on January 1, 2006. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises its estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

As of March 31, 2010, the Company had one stock-based employee compensation plan (the “Option Plan”). The Option Plan provides for the grant of incentive stock options (“ISOs”) to full-time employees (who may also be Directors) and nonqualified stock options (“NSOs”) to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 13,306,892 reserved at March 31, 2010. At March 31, 2010 the Company had outstanding 7,400,000 options under the Option Plan representing approximately 8.3% of the outstanding shares (5,016,667 of which were exercisable), with 5,906,892 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the three months ending March 31, 2009. There were no stock options granted during the three months ended March 31, 2010:

	2010	2009
Expected life	-	5 years
Risk-free interest rate	-	2.02%
Expected volatility	-	122%
Expected dividend yield	-	0%

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

The risk-free interest rates are the five-year U.S. Treasury rate as published at the time of making the calculations.

Volatility is a calculation based on the Company’s stock price since the beginning of the successor company. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparables to other companies in its area of interest, the current early revenue stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
December 31, 2009	3,071,392	7,450,000	$0.54	7.71	-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	50,000	(50,000)	$0.80
Additional options authorized	2,785,500
Outstanding at March 31, 2010	5,906,892	7,400,000	$0.54	7.46	-
Exercisable at March 31, 2010		5,016,667	$0.59	6.71	-

There were no options exercised during the three months ended March 31, 2010 or 2009. At March 31, 2010, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $404,000, which is expected to be recognized over the next two years.

Impairment or Disposal of Long-Lived Assets

Current accounting standards address financial accounting and reporting for the impairment or disposal of long-lived assets (such as the Company’s patents). Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. The Company adopted these standards on August 2, 2004. Management believes that no impairment exists at March 31, 2010.

Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw materials	$230,148	$175,527
Finished goods	192,185	230,148
Totals	$422,333	$405,675

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2010 and 2009, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2010 include exercisable stock options to purchase 2,200,000 shares of common stock, warrants to purchase 15,000,000 shares of common stock and preferred stock convertible into 6,535,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in an additional approximate 5,673,000 equivalent common shares outstanding.

3. Stockholders Equity

Common Stock

In February and March 2010, holders of 18,465,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted Common Stock. The aforementioned Common Stock was registered with the effectiveness of a Registration Statement accepted by the Securities and Exchange Commission on February 11, 2010.

Between January and March 2010, the Company issued 105,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $39,900, and the Company recognized expense in the amount of $39,900, based upon the market value of the stock on the dates of issuance.

Series B Convertible Preferred Stock

In February and March 2010, holders of 18,465,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted Common Stock. The aforementioned Common Stock was registered with the effectiveness of a Registration Statement accepted by the Securities and Exchange Commission on February 11, 2010. At March 31, 2010, there remained outstanding 6,535,000 shares of Series B Convertible Preferred Stock.

4. Subsequent Events

Common Stock

Between March 31, 2010 and May 17, 2010, holders of 3,400,000 shares of Series B Convertible Preferred Stock Converted their holdings into an equal number of shares of unrestricted Common Stock. The aforementioned Common Stock was registered with the effectiveness of a Registration Statement accepted by the Securities and Exchange Commission on February 11, 2010.

In April 2010, the Company issued 35,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $9,450 and the company recognized expense in the amount of $9,450, based upon the market value of the stock on the dates of issuance.

Series B Convertible Preferred Stock

Between March 31, 2010 and May 17, 2010, holders of 3,400,000 shares of Series B Convertible Preferred Stock Converted their holdings into an equal number of shares of unrestricted Common Stock. The aforementioned Common Stock was registered with the effectiveness of a Registration Statement accepted by the Securities and Exchange Commission on February 11, 2010.  At May 17, 2010, there remained outstanding 3,400,000 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On April 29, 2010, we designated 25,000,000 of our Undesignated Shares as Series C Preferred Stock.  The Series C Preferred Stock contains the rights and preferences set forth in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock, which are generally the same as the Series B Preferred Stock, but without any cumulative dividend payable.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the ‘Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Certain statements contained in this Report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, near term operating goals, our expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products and expectations with respect to their performance and acceptance, regulatory developments, our future financial position, our expectations with respect to future cash needs, including expansion of existing facilities, and the sufficiency of our working capital, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Form 10-K covering the year ended December 31, 2009. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K covering the year ended December 31, 2009.

Business

SpectraScience, Inc. (the “Company”, “SpectraScience,” “we,” “our,” or “us”)develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT  Optical Biopsy System (“WavSTAT”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a web-site at http://www.spectrascience.com. The information contained on our web site shall not be deemed to be a part of this quarterly report.

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next 12 months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the U.S. and international markets for the detection and treatment of pre-cancer and cancer of the colon.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Continue marketing and selling the WavSTAT System in international markets for the detection of pre-cancer and cancer of the esophagus and in the U.S. market after FDA approval.

•
Continue selling or renting the LUMA system in the U.S. as an adjunct to colposcopy to specialized OB/GYN clinics, managed care organizations (early detection and future cost avoidance), teaching hospitals and medical environments where nurse practitioners and/or medical clinicians can leverage our technology for effective early diagnosis.

•
Enhance our San Diego facility and grow our organization to allow for a larger manufacturing base for both WavSTAT and LUMA Systems and also to continue the design and planning for the next generation of fluorescence-based systems.

Results of Operations

For the Three Months ended March 31, 2010 and 2009

The Company recognized revenue of approximately $11,000 and $49,000 for the three months ended March 31, 2010 and 2009, respectively.

Overall research and development expenses for the three months ended March 31, 2010 and 2009 were approximately $224,000 and $466,000, respectively. The approximate $242,000 decrease in research and development expenses is related to approximate decreases in obsolete inventory expense of $100,000, decreases in stock compensation expense of $77,000, decreases in payroll expense of $41,000, decreases in production supplies expense of $8,000 and decreases in all other expenses of approximately $16,000. The majority of these decreases resulted from management’s overall efforts to reduce cash expenditures in the face of the economic recession, beginning approximately one year ago.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were approximately $511,000 and $465,000, respectively. The approximate $46,000 increase for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to approximate increases in amortization expense of $51,000, investor relations expense of $36,000, accounting expenses of $33,000 and payroll expenses of $33,000 offset by approximate decreases of $90,000 of stock compensation expense, and decreases of $17,000 in all other expenses. The increase in amortization was a result of additional non-cash amortization related to a financing facility. The increase in non-cash investor relations expense is due to the Company contracting with an investor relations firm. The increase in accounting costs reflects the cost to the Company of filing a registration statement in the most recent quarter and the increase in payroll is a result of increased salaries as compared to the prior period one year ago. The decreases in expenses were a result of headcount and discretionary expense reductions a result of the downturn in the overall economy. Of the total expense of $511,000, approximately $49,000 was a result of non-cash stock option expense.

Sales and marketing expenses for the three months ended March 31, 2010 and 2009 were approximately $92,000 and $187,000, respectively. This decrease of approximately $95,000 was primarily due to approximate decreases of $78,000 in payroll expense and $23,000 in stock compensation expense offset by an approximate increase of $6,000 in all other expenses. The decrease in overall expense was a result of headcount and discretionary expense reductions a consequence of management’s response to the downturn in the economy. Of the total expense of $92,000, approximately $4,000 was a result of non-cash stock option expense.

As a result of the above, the approximate net loss for the three months ended March 31, 2010 and 2009 was $820,000 and $1,087,000, respectively. The decreased net loss was due to decreases in overall operating expense as a result of planned expense reductions taken as a result of the overall recessionary market environment. Of the net loss for the quarter ended March 31, 2010, approximately $50,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the three-month period ending March 31, 2010, the Company used $730,901 in cash to fund operating activities. As of March 31, 2010, the Company had working capital of $3,015,502 and a cash balance of $2,677,336.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital. Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of May 17, 2010, the Company had not sold any shares to Fusion Capital.

The Company expects to incur significant additional operating losses through at least December 31, 2010, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT systems. If we do not receive sufficient funding, the Company may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2010. We reviewed in particular whether the information required to be disclosed is recorded, processed, summarized and reported  appropriately within the required time periods and was accumulated and communicated to management in a timely manner. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Financial Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated any changes to our internal control over financial reporting which may have occurred during the quarter ended March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
On April 29, 2010, we designated 25,000,000 of our undesignated shares of capital stock  as Series C Preferred Stock.  The Series C Preferred Stock contains the rights and preferences set forth in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock, which are generally the same as our Series B Preferred Stock, but without any cumulative dividend payable.  On April 29, 2010, we also designated an additional 15,000,000 of our undesignated shares of capital stock as common stock.

Item 6.	Exhibits

Exhibit 4.1
Certificate of Designation for Series C Preferred Stock.  Incorporated by reference to exhibit 4.6 to the Company’s post-effective amendment No. 1 to registration statement on Form S-1, as filed with the SEC on May 11, 2010.

Exhibit 4.2
Certificate of Designation of Common Stock.  Incorporated by reference to exhibit 4.7 to the Company’s post-effective amendment No. 1 to registration statement on Form S-1, as filed with the SEC on May 11, 2010.

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

SpectraScience, Inc.
(Registrant)

Date May 17, 2010	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date May 17, 2010	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal financial officer and principal accounting officer)