Form 10-Q
period 2010-06-30
SPECTRASCIENCE INC
filed 2010-08-16
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 16, 2010 was 92,657,785.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending June 30, 2010

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,775,313	$3,408,237
Accounts receivable (net)	29,106	40,271
Inventories (net of allowances)	452,441	405,675
Prepaid expenses and other current assets	102,698	195,568
Total current assets	5,359,558	4,049,751
Fixed assets, net	898,587	1,139,839
Patents, net	2,791,200	2,915,984
TOTAL ASSETS	$9,049,345	$8,105,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231,149	$219,783
Accrued liabilities	103,172	167,475
Total current liabilities	334,321	387,258

SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $.01 par value:
Authorized – 25,000,000; shares issued and outstanding – 2,885,000 shares at June 30, 2010 (25,000,000 shares at December 31, 2009)	28,850	250,000
Series C Convertible Preferred Stock, $0.01 par value:
Authorized—25,000,000 shares; shares issued and outstanding – 15,766,155 shares at June 30, 2010 (-0- shares at December 31, 2009)	157,662	-
Common stock, $.01 par value:
Authorized—175,000,000 shares; shares issued and outstanding – 92,657,785 shares at June 30, 2010 (70,142,615 shares at December 31, 2009)	926,578	701,426
Additional paid-in capital	30,143,694	25,511,360
Accumulated (deficit)	(22,541,760)	(18,744,470)
TOTAL SHAREHOLDERS’ EQUITY	8,715,024	7,718,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,049,345	$8,105,574

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$8,100	$71,281	$19,250	$120,391
Cost of revenue	1,269	58,645	3,748	80,780
Gross profit	6,831	12,636	15,502	39,611

Operating expenses:
Research and development	463,604	268,319	687,996	734,163
General and administrative	481,625	525,537	992,913	990,312
Sales and marketing	111,080	(2,429)	203,183	184,107
Total operating expenses	1,056,309	791,427	1,884,092	1,908,582
Operating (loss)	(1,049,478)	(778,791)	(1,868,590)	(1,868,971)

Other expense (income), net	1,106	3,585	2,312	748
Net (loss)	(1,050,584)	(782,376)	(1,870,902)	(1,869,719)

Deemed dividend on preferred stock	(1,836,319)	(291,955)	(1,836,319)	(291,955)
Accumulated but unpaid dividend on preferred stock	(24,484)	-	(81,760)	-
Net (loss) applicable to common shareholders	$(2,911,387)	(1,074,331)	$(3,788,981)	$(2,161,674)
Basic and diluted net (loss) per share	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Weighted average common shares outstanding	91,754,282	69,707,615	83,280,115	69,616,447

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	25,000,000	$250,000	70,142,615	$701,426	$25,511,360	$(18,744,470)	$7,718,316

Stock based compensation – consultants					13,709		13,709
Stock based compensation – employees					96,065		96,065
Common stock issued for services			175,000	1,750	56,350		58,100
Conversion of Series B Preferred Stock	(22,115,000)	(221,150)	22,115,000	221,150
Sale of Series C Preferred Stock	15,766,155	157,662			2,542,074		2,699,736
Deemed Dividend – Preferred Stock					1,836,319	(1,836,319)
Accrued Dividend paid in Common Stock			225,170	2,252	87,818	90,069
Net loss						(1,870,902)	(1,870,902)
Balance, June 30, 2010	18,651,155	$186,512	92,657,785	$926,578	$30,143,694	$(22,541,760)	$8,715,024

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(1,870,902)	$(1,869,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,945	187,464
Stock-based compensation employees	96,065	304,299
Stock-based compensation consultants	13,709	67,848
Amortization of prepaid financing costs	76,440	-
Impairment of LUMA equipment	205,406	-
Fair market value of common stock issued for services	58,100	-
Changes in operating assets and liabilities:
Accounts receivable	11,165	(37,758)
Inventory	(46,766)	146,374
Prepaid expenses and other current assets	16,430	14,829
Accounts payable	11,366	(119,714)
Accrued liabilities	(64,303)	(20,497)
Net cash used in operating activities	(1,329,345)	(1,326,874)

INVESTING ACTIVITIES:
Purchases of fixed assets	(3,315)	-
Net cash (used in) investing activities	(3,215)	-

FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock	2,699,736	466,400
Net cash provided by financing activities	2,699,736	466,400

Net (decrease) in cash and cash equivalents	1,367,076	(860,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408,237	1,618,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,775,313	$757,707

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$-	$273,504

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2010

1.   Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company” refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corporation (“LUMA”). Since 1996, the Company has primarily focused on developing the WavSTAT ® Optical Biopsy System (“WavSTAT System”).

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

On November 6, 2007, the Company acquired the assets of LUMA in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed and received U.S. Food and Drug Administration (“FDA”) approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the six-month period ending June 30, 2010, the Company used $1,329,345 in cash to fund operating activities. As of June 30, 2010, the Company had working capital of $5,025,237 and a cash balance of $4,775,313.

From April 29, 2010 through June 17, 2010 the Company sold 15,766,155 shares of Series C Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of approximately $3,153,000. The company received net cash proceeds of approximately $2,700,000 after payment of agent fees and expenses of approximately $453,000. The Series C Convertible Preferred Stock was sold as a component of a Units offering described in more detail in Note 3.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital Fund II LLC (“Fusion Capital”). Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of August 16, 2010, the Company had not sold any shares to Fusion Capital.

The Company expects to incur significant additional operating losses through at least 2010, as it completes clinical trials, begins outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT and LUMA Systems. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiary LUMA. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Valuation of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Equipment related to the Company’s LUMA Systems are not currently being depreciated but are reviewed for impairment at the end of each reporting period. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. During the six-month period ending June 30, 2010, the Company recognized a non-cash asset impairment charge of approximately $205,000 related to LUMA equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation   (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 on January 1, 2006. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option-pricing model (the “Black-Scholes Model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises its estimate in subsequent periods if actual forfeitures differ from those estimates.

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

All issuances of stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

As of June 30, 2010, the Company had one stock-based employee compensation plan (the “Option Plan”). The Option Plan provides for the grant of incentive stock options (“ISOs”) to full-time employees (who may also be directors) and nonqualified stock options to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 13,898,668 reserved at June 30, 2010. At June 30, 2010 the Company had outstanding 8,200,000 options under the Option Plan representing approximately 8.85% of the Company’s outstanding shares (5,016,667 of which were exercisable), with 5,698,668 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the three months ending June 30, 2010:

	2010	2009
Expected life	5 years	5 years
Risk-free interest rate	2.02%	2.02%
Expected volatility	118%	122%
Expected dividend yield	0%	0%

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2009	3,071,392	7,450,000	$0.54	7.71	-
Options granted	(800,000)	800,000	$0.24
Options exercised	-	-	-
Options forfeited	50,000	(50,000)	$0.80
Additional options authorized	3,377,276
Outstanding at June 30, 2010	5,698,668	8,200,000	$0.51	7.47	-
Exercisable at June 30, 2010		5,016,667	$0.59	6.46	-

There were no options exercised during the six months ended June 30, 2010 or 2009. At June 30, 2010, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $504,000, which is expected to be recognized over the next two years.

Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw materials	$230,148	$175,527
Finished goods	222,293	230,148
Totals	$452,441	$405,675

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2010 and 2009, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the six months ended June 30, 2010 include exercisable stock options to purchase 5,016,667 shares of common stock, warrants to purchase 25,247,660 shares of common stock and preferred stock convertible into 18,651,155 shares of common stock. If converted under the treasury method, these instruments would have resulted in an additional approximate 2,654,000 equivalent common shares outstanding.

3. Shareholders Equity

Common Stock

From March through April 2010, holders of 22,115,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the effectiveness of a registration statement accepted by the Securities and Exchange Commission on February 11, 2010.

Between January and May 2010, the Company issued 175,000 restricted shares of common stock to a vendor for services. The fair value of the shares was determined to be $58,100, and the Company recognized expense in the amount of $58,100, based upon the market value of the common stock on the dates of issuance.

In April 2010, the Company issued 225,170 shares of common stock to current and former holders of Series B Convertible Preferred Stock, pursuant to a dividend declaration on the Series B Convertible Preferred Stock. The fair value of the shares was determined to be $90,068, based upon the market value of the common stock on December 31, 2009, the date the dividends were determined.

Series B Convertible Preferred Stock

From March through April 2010, holders of 22,115,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. At June 30, 2010, there remained outstanding 2,885,000 shares of Series B Convertible Preferred Stock and accumulated and unpaid dividends of $115,771.

Series C Convertible Preferred Stock

From April 29, 2010 through June 17, 2010, as a part of a Units offering, the Company sold 15,766,155 shares of its Series C Convertible Preferred Stock to accredited investors for an aggregate consideration of approximately $3,153,000. The Company received net cash proceeds of approximately $2,700,000 after the payment of finders’ fees and expenses of approximately $453,000. In addition, the Company issued five-year warrants to purchase 7,883,078 additional shares of common stock at an initial exercise price of $0.30 per share and 1,576,616 agent warrants at an initial exercise price of $0.35 per share. The fair-value of the agent warrants, as determined using the Black-Scholes Model at the time of issuance, was approximately $354,000. The convertible feature of the Series C Convertible Preferred Stock and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the Series C Convertible Preferred Stock, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to existing accounting standards, the estimated relative fair values of the BCF and the warrants, in approximate amounts of $1,836,000 and $909,000, respectively, were calculated. The value of the BCF was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes Model at the date of issuance. The warrant fair values were determined assuming a five-year term, stock volatility of between approximately 118% and 119% and risk-free interest rates of between 1.95% and 2.49%. Per the guidance of accounting standards, the value of the BCF is treated as a deemed dividend to the Series C Convertible Preferred Stock shareholders and, due to the potential immediate convertibility of the Series C Convertible Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the ‘Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, regulatory developments, future financial position, expectations with respect to future cash needs, including expansion of existing facilities, and the sufficiency of our working capital, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Form 10-K covering the year ended December 31, 2009. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Business

SpectraScience, Inc. (the “Company”, “SpectraScience,” “we,” “our,” or “us”)develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT  Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the FDA for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

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

Results of Operations

Three Months ended June 30, 2010 and 2009

The Company recognized revenue of approximately $8,000 and $71,000 for the three months ended June 30, 2010 and 2009, respectively.

Overall research and development expenses for the three months ended June 30, 2010 and 2009 were approximately $464,000 and $268,000, respectively. The approximate $196,000 increase in research and development expenses is a result of approximate increases in obsolete inventory expense of $205,400, payroll expense of $41,600, consulting expense of $10,400, and clinical trials insurance expense of $6,500 offset by approximate decreases of $43,200 in stock compensation expense, in clinical expenses of $15,600 and of $9,100 in all other expense. The majority of the increase resulted from an increase in obsolete inventory expense related to LUMA finished goods inventory.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were approximately $482,000 and $526,000, respectively. The approximate $44,000 decrease for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to approximate decreases in stock compensation expense of $112,500 and audit expense of $17,400, offset by approximate increases of $45,700 in payroll expense, $18,000 in investor relations expense, $13,000 in amortization expense and $9,200 in all other expenses. The decrease in expense was primarily a result of the decrease in stock compensation expense. Of the total expense of $482,000 for the three months ended June 30, 2010, approximately $46,000 was a result of non-cash stock option expense.

Sales and marketing expenses for the three months ended June 30, 2010 and 2009 were approximately $111,000 and ($2,000), respectively. This increase of approximately $113,000 was primarily due to approximate increases of $81,800 in stock compensation expense, $20,000 in consulting expense and $13,300 in travel expense offset by an approximate decrease of $2,100 in all other expenses. The increase in overall expense was primarily a result of an expense benefit of approximately $78,000 in the three months ended June 30, 2009 relating to the recapture of stock compensation expense previously recognized as a result of headcount reductions in the prior period.

As a result of the above, the approximate net loss for the three months ended June 30, 2010 and 2009 was $1,051,000 and $782,000, respectively.  Of the net loss for the quarter ended June 30, 2010, approximately $60,000 was comprised of non-cash stock-option expense.

Six Months ended June 30, 2010 and 2009

The Company recognized revenue of approximately $19,000 and $120,000 for the six months ended June 30, 2010 and 2009, respectively.

Overall research and development expenses for the six months ended June 30, 2010 and 2009 were approximately $688,000 and $734,000, respectively. The approximate $46,000 decrease in research and development expense is a result of approximate decreases in stock compensation expense of $119,600, clinical expense of $16,600 and engineering development expense of $16,500, offset by approximate increases of $105,400 in obsolete inventory expense and $1,300 in all other expense. The majority of the decrease resulted from a decrease in stock compensation expense due to the Company’s reduction in headcount in comparison to the prior period.

General and administrative expenses for the six months ended June 30, 2010 and 2009 were approximately $993,000 and $990,000, respectively. The approximate $3,000 increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to approximate decreases in stock compensation expense of $202,200, offset by approximate increases of $79,000 in payroll expense, $68,800 in investor relations expense, $41,100 in amortization expense and $16,300 in all other expenses. The overall decrease in expense was primarily a result of the decrease in stock compensation expense. Of the total expense of $993,000 for the six months ended June 30, 2010, approximately $94,500 was a result of non-cash stock option expense.

Sales and marketing expenses for the six months ended June 30, 2010 and 2009 were approximately $203,000 and $184,000, respectively. This increase of approximately $19,000 was primarily due to approximate increases of $59,400 in stock compensation expense, $30,300 in consulting expense and $12,300 in other expenses offset by an approximate decrease of $83,000 in payroll expense. The increase in overall expense was primarily a result of an expense benefit of approximately $51,000 in the six months ended June 30, 2009 relating to the recapture of stock compensation expense previously recognized as a result of headcount reductions in the prior period.

As a result of the above, the approximate net loss for the six months ended June 30, 2010 and 2009 was $1,871,000 and $1,870,000, respectively.  Of the net loss for the six months ended June 30, 2010, approximately $110,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, general and administrative and sales and marketing activities. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the six months ended June 30, 2010, the Company used $1,329,345 in cash to fund operating activities. As of June 30, 2010, the Company had working capital of $5,025,237 and a cash balance of $4,775,313.

From April 29, 2010 through June 17, 2010 the Company sold 15,766,155 shares of Series C Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of approximately $3,153,000. The company received net cash proceeds of approximately $2,700,000 after payment of agent fees and expenses of approximately $453,000. The Series C Convertible Preferred Stock was sold as a component of a Unit offering described in more detail under Note 3 to the consolidated financial statement.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital. Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of August 16, 2010, the Company had not sold any shares to Fusion Capital.

We expect to incur significant additional operating losses through at least December 31, 2010, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT systems. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if we receive additional funding, such proceeds may not be sufficient to allow us to sustain operations until we attain profitability and positive cash flows from operations.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Financial Controls

There was no change in the Company’s internal control over financial reporting that occurred during the the Company’s most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

4.1	Subscription Agreement for Units Offering (incorporated by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K (File number 000-13092) as filed with the SEC on June 24, 2010).

4.2
Stock Purchase Warrants for Series C Preferred Stock (incorporated by reference to exhibit 4.5 to the Company’s Current Report on Form 8-K (File number 000-13092) as filed with the SEC on June 24, 2010).

4.3
Certificate of Designation for Series C Preferred Stock (incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K (File number 000-13092) as filed with the SEC on June 24, 2010).

4.4
Certificate of Designation of Common Stock (incorporated by reference to exhibit 4.7 to the Company’s post-effective amendment No. 1 to registration statement on Form S-1, as filed with the SEC on May 11, 2010).

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

SpectraScience, Inc. (Registrant)

Date August 16, 2010	/s/ James Hitchin
James Hitchin
President, Chief Executive Officer
(Principal executive officer)

Date August 16, 2010	/s/ James Dorst
James Dorst
Chief Financial Officer
(Principal financial officer and principal accounting officer)