Form 10-Q
period 2010-09-30
SPECTRASCIENCE INC
filed 2010-11-15
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 12, 2010 was 107,699,540.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending September 30, 2010

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,059,844	$3,408,237
Accounts receivable (net)	9,500	40,271
Inventories (net of allowances)	507,755	405,675
Prepaid expenses and other current assets	64,769	195,568
Total current assets	4,641,868	4,049,751
Fixed assets, net	62,994	1,139,839
Patents, net	2,728,808	2,915,984
TOTAL ASSETS	$7,433,670	$8,105,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,571	$219,783
Accrued liabilities	77,981	167,475
Total current liabilities	263,552	387,258

SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $.01 par value:
Authorized – 25,000,000 shares; shares issued and outstanding – 2,835,000 shares at September 30, 2010 (25,000,000 shares at December 31, 2009)	28,350	250,000
Series C Convertible Preferred Stock, $0.01 par value:
Authorized—25,000,000 shares; shares issued and outstanding – 1,000,000 shares at September 30, 2010 (-0- shares at December 31, 2009)	10,000	-
Common stock, $.01 par value:
Authorized—175,000,000 shares; shares issued and outstanding – 107,699,540 shares at September 30, 2010 (70,142,615 shares at December 31, 2009)	1,076,995	701,426
Additional paid-in capital	30,298,528	25,511,360
Accumulated (deficit)	(24,243,755)	(18,744,470)
TOTAL SHAREHOLDERS’ EQUITY	7,170,118	7,718,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,433,670	$8,105,574

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$3,150	$1,875	$22,400	$122,266
Cost of revenue	1,694	638	5,443	81,418
Gross profit	1,456	1,237	16,957	40,848

Operating expenses:
Research and development	1,085,076	445,888	1,773,071	1,180,051
General and administrative	516,535	565,130	1,509,448	1,555,441
Sales and marketing	103,485	104,479	306,668	288,587
Total operating expenses	1,705,096	1,115,497	3,589,187	3,024,079
Operating (loss)	(1,703,640)	(1,114,260)	(3,572,230)	(2,983,231)

Other expense, net	1,882	723	431	21
Net (loss)	(1,701,758)	(1,113,537)	(3,572,661)	(2,983,252)

Deemed dividend on preferred stock	-	(544,924)	(1,836,319)	(836,879)
Accumulated but unpaid dividend on preferred stock	-	(21,811)	(15,850)	(21,811)
Net (loss) applicable to common shareholders	$(1,701,758)	(1,680,272)	$(5,424,830)	$(3,841,942)
Basic and diluted net (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted average common shares outstanding	95,326,605	69,774,282	87,345,937	69,616,447

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	25,000,000	$250,000	70,142,615	$701,426	$25,511,360	$(18,744,470)	$7,718,316

Stock based compensation – consultants					15,282		15,282
Stock based compensation – employees					196,445		196,445
Common stock issued for services			400,000	4,000	109,000		113,000
Conversion of Series B Preferred Stock	(22,165,000)	(221,150)	22,165,000	221,650
Sale of Series C Preferred Stock	15,766,155	157,662			2,542,074		2,699,736
Conversion of Series C Preferred Stock	(14,766,155)	(147,662)	14,766,155	147,662
Deemed Dividend – Preferred Stock					1,836,319	(1,836,319)
Accrued Dividend paid in Common Stock			225,770	2,257	88,048	(90,305)
Net (loss)						(3,572,661)	(3,572,661)
Balance, September 30, 2010	3,835,000	$38,350	107,699,540	$1,076,995	$30,298,528	$(24,243,755)	$7,170,118

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net (loss)	$(3,572,661)	$(2,983,252)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	241,963	213,106
Stock-based compensation employees	196,445	456,397
Stock-based compensation consultants	15,282	147,690
Amortization of prepaid financing costs	114,658	-
Impairment of LUMA equipment	1,025,373	155,755
Fair market value of common stock issued for services	113,000	-
Changes in operating assets and liabilities:
Accounts receivable	30,771	(1,075)
Inventory	(102,080)	91,300
Prepaid expenses and other current assets	16,141	104,497
Accounts payable	(34,212)	(74,399)
Accrued liabilities	(89,494)	107,602
Net cash (used in) operating activities	(2,044,814)	(1,782,379)

INVESTING ACTIVITIES:
Purchases of fixed assets	(3,315)	(15,210)
Net cash (used in) investing activities	(3,215)	(15,210)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	-	60,000
Proceeds from issuance of Preferred Stock	2,699,736	1,434,640
Net cash provided by financing activities	2,699,736	1,494,640

Net increase (decrease) in cash and cash equivalents	651,607	(302,949)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408,237	1,618,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,059,844	$1,315,232

Supplemental disclosure of non-cash operating and financing activities:
Stock issued at fair value for prepaid stock issuance cost	$-	$273,504

See accompanying notes to unaudited condensed financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2010

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

The Company has developed and received U.S. Food and Drug Administration (“FDA”) approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determination. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT System is FDA approved for colon cancer detection.

On November 6, 2007, the Company acquired the assets of LUMA in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly owned subsidiary of the Company.  LUMA had acquired the assets from a predecessor company that had developed and receive FDA approval for a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact the Company’s cash flow. For the nine-month period ending September 30, 2010, the Company used $2,044,814 in cash to fund operating activities. As of September 30, 2010, the Company had working capital of $4,378,316 and a cash balance of $4,059,844.

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

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital Fund II LLC (“Fusion Capital”). Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of November 12, 2010, the Company had not sold any shares to Fusion Capital.

The Company expects to incur significant additional operating losses through at least the remaineder of 2010, as it completes clinical trials, begins outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT System. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and other risks associated with a short history of product sales, including the potential risk of business failure.

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

Valuation of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. During the nine-month period ending September 30, 2010, the Company recognized a non-cash asset impairment charge of approximately $1,024,000 related to LUMA equipment. At September 30, 2010, LUMA equipment assets had been completely written-off. The Company is presently assessing the value of the intellectual property related to the LUMA system.

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

As of September 30, 2010, the Company had one stock-based employee compensation plan (the “Option Plan”). The Option Plan provides for the grant of incentive stock options (“ISOs”) to full-time employees (who may also be directors) and nonqualified stock options to non-employee directors, consultants, customers, vendors or providers of services and expires on January 30, 2011. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the Option Plan equals 15% of the outstanding shares of the Company, totaling 16,154,929 reserved at September 30, 2010. At September 30, 2010 the Company had outstanding 8,200,000 options under the Option Plan representing approximately 7.61% of the Company’s outstanding shares (5,150,000 of which were exercisable), with 7,954,000 available for future issuance. Awards under the Company’s Option Plan generally vest over three years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the nine months ending September 30, 2010 and 2009:

	2010	2009
Expected life	5 years	5 years
Risk-free interest rate	2.02%	3.64%
Expected volatility	118%	133%
Expected dividend yield	0%	0%

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2009	3,071,392	7,450,000	$0.54	7.71	-
Options granted	(800,000)	800,000	$0.24
Options exercised	-	-	-
Options forfeited	50,000	(50,000)	$0.80
Additional options authorized	5,633,537
Outstanding at September 30, 2010	7,954,929	8,200,000	$0.51	7.22	-
Exercisable at September 30, 2010		5,150,000	$0.63	6.28	-

There were no options exercised during the nine months ended September 30, 2010 and 400,000 options exercised, at an exercise price of $0.15 per share, during the nine months ended September 30, 2009. At September 30, 2010, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $403,000, which is expected to be recognized over the next two years.

Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$208,826	$175,527
Finished goods	298,929	230,148
Totals	$507,755	$405,675

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the nine months ended September 30, 2010 and 2009, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the nine months ended September 30, 2010 include exercisable stock options to purchase 5,150,000 shares of common stock, warrants to purchase 25,247,660 shares of common stock and preferred stock convertible into 3,835,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in no additional equivalent common shares outstanding.

3. Shareholders’ Equity

Common Stock

In September 2010, the holders of 14,766,155 shares of Series C Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the effectiveness of a registration statement declared effective by the Securities and Exchange Commission on September 10, 2010.

In August 2010, the holder of 50,000 shares of Series B Convertible Preferred Stock converted his holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the effectiveness of a registration statement declared effectve by the Securities and Exchange Commission on February 11, 2010.

In August 2010, the Company issued approximately 600 shares of common stock to a former holder of Series B Convertible Preferred Stock, pursuant to a dividend declaration on the Series B Convertible Preferred Stock. The fair value of the shares was determined to be approximately $200, based upon the market value of the common stock on the date of issuance.

In August 2010, the Company issued 15,000 shares of common stock to a vendor for services. The fair value of the shares was determined to be $2,400, and the Company recognized expense in the amount of $2,400, based upon the market value of the common stock on the date of issuance.

In July 2010, the Company issued 210,000 shares of common stock to a vendor for services. The fair value of the shares was determined to be $52,500, and the Company recognized expense in the amount of $52,500, based upon the market value of the common stock on the date of issuance.

From March through April 2010, holders of 22,115,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the effectiveness of a registration statement declared effective by the Securities and Exchange Commission on February 11, 2010.

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

Series B Convertible Preferred Stock

From March through August 2010, holders of 22,165,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. At September 30, 2010, there remained outstanding 2,835,000 shares of Series B Convertible Preferred Stock and accumulated and unpaid dividends of $115,535.

Series C Convertible Preferred Stock

In August 2010, holders of 14,766,155 shares of Series C Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. At September 30, 2010, there remained outstanding 1,000,000 shares of Series C Convertible Preferred Stock.

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

4. Subsequent Events

On October 8, 2010, Jim Hitchin, the Company’s former Chairman and Chief Executive Officer, resigned from his position as Chairman of the Board.  On the same day, the Company’s Board of Directors elected Mark McWilliams to serve as Chairman of the Board.  On October 20, 2010, Mr. Hitchin resigned as the Company’s Chief Executive Officer, and the Company’s Board of Directors approved the appointment of Mr. McWilliams as the Company’s interim Chief Executive Officer, as well as the appointment of Jim Dorst, the Company’s Chief Financial Officer, to the additional position of Chief Operating Officer. The terms of separation have yet to be finalized, and the Company has not, as yet, incurred any severance charges due to Mr. Hitchin’s resignation.

On November 1, 2010, the Company was notified by the Federal Government that, under the provisions of the Patient Protection and Affordable Care Act, it had been awarded three different government grants, totaling approximately $561,000, for the continued development of its cancer screening technologies. The Company expects to receive approximately $318,000 in the fourth quarter of 2010, with the remainder to be received in the first quarter of 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the ‘Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, regulatory goals and developments, future financial position, expectations with respect to future cash needs, including expansion of existing facilities, and the sufficiency of our working capital and expectations regarding operating losses for the remainder of the current fiscal year, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT  Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the U.S. Food and Drug Administration (“FDA”) for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next 12 months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the international and U.S. for the detection and treatment of pre-cancer and cancer of the colon.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	To continue the design and planning for the next generation of our fluorescence-based systems.

Results of Operations

Three Months ended September 30, 2010 and 2009

The Company recognized revenue of approximately $3,000 and $2,000 for the three months ended September 30, 2010 and 2009, respectively.

Overall research and development expenses for the three months ended September 30, 2010 and 2009 were approximately $1,085,000 and $446,000, respectively. The approximate $639,000 increase in research and development expenses is a result of approximate increases in LUMA asset impairment expense of $665,000 and payroll expense of $28,000 offset by approximate decreases of $32,000 in stock compensation expense and of $22,000 in all other expense. The majority of the increase resulted from an increase in LUMA asset impairment expense related to LUMA finished goods inventory.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were approximately $517,000 and $565,000, respectively. The approximate $48,000 decrease for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due to approximate decreases in stock compensation expense of $89,000, legal expense of approximately $8,000, rental expense of approximately $7,000 and all other expense of $10,000, offset by approximate increases of $43,000 in investor relations expense and $23,000 in payroll expense. The decrease in expense was primarily a result of the decrease in stock compensation expense. Of the total expense of $517,000 for the three months ended September 30, 2010, approximately $54,000 was a result of non-cash stock option expense.

Sales and marketing expenses for the three months ended September 30, 2010 and 2009 were approximately $103,000 and $104,000, respectively. The decrease of approximately $1,000 was primarily due to approximate increases of $15,000 in consulting expense offset by approximate decreases of $9,000 in stock compensation expense and $7,000 in payroll expense.

As a result of the above, the approximate net loss for the three months ended September 30, 2010 and 2009 was $1,702,000 and $1,114,000, respectively.  Of the net loss for the quarter ended September 30, 2010, approximately $102,000 was comprised of non-cash stock-option expense.

Nine Months ended September 30, 2010 and 2009

The Company recognized revenue of approximately $22,000 and $122,000 for the nine months ended September 30, 2010 and 2009, respectively.

Overall research and development expenses for the nine months ended September 30, 2010 and 2009 were approximately $1,773,000 and $1,180,000, respectively. The approximate $593,000 increase in research and development expense is a result of approximate increases of $770,000 in LUMA asset impairment expense and $29,000 in payroll expense offset by approximate decreases of $152,000 in stock option expense, $49,000 in clinical studies expense and $5,000 in all other expense. The majority of the increase resulted from an increase in LUMA asset impairment expense.

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were approximately $1,509,000 and $1,555,000, respectively. The approximate $46,000 decrease for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to approximate decreases in stock compensation expense of $291,000, $15,000 in insurance expense, $13,000 in legal expense, $12,000 in rent expense and $12,000 in other expense offset by approximate increases of $112,000 in investor relations expense, $102,000 in payroll expense, $53,000 in amortization expense, $12,000 in audit related expense, $10,000 in consulting expense and $8,000 in travel expense. The overall decrease in general and administrative expense was primarily a result of the decrease in inventory obsolescence expense.

Sales and marketing expenses for the nine months ended September 30, 2010 and 2009 were approximately $307,000 and $289,000, respectively. This increase of approximately $18,000 was primarily due to approximate increases of $50,000 in stock compensation expense, $45,000 in consulting expense and $13,000 in other travel offset by an approximate decrease of $90,000 in payroll expense. The increase in overall expense was primarily a result of an expense benefit of approximately $51,000 in the nine months ended September 30, 2009 relating to the recapture of stock compensation expense previously recognized as a result of headcount reductions in the prior period.

As a result of the above, the approximate net loss for the nine months ended September 30, 2010 and 2009 was $3,573,000 and $2,983,000, respectively.  Of the net loss for the nine months ended September 30, 2010, approximately $212,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, general and administrative and sales and marketing activities. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the nine months ended September 30, 2010, the Company used $2,044,814 in cash to fund operating activities. As of September 30, 2010, the Company had working capital of $4,378,316 and a cash balance of $4,059,844.

From April 29, 2010 through June 17, 2010 the Company sold 15,766,155 shares of Series C Convertible Preferred Stock to accredited investors at a price of $0.20 per share for an aggregate consideration of approximately $3,153,000. The Company received net cash proceeds of approximately $2,700,000 after payment of agent fees and expenses of approximately $453,000. The Series C Convertible Preferred Stock was sold as a component of a Unit offering described in more detail under Note 3 to the unaudited consolidated financial statements.

On January 30, 2009, the Company entered into a common stock purchase agreement with Fusion Capital Fund II LLC (“Fusion Capital”). Under the purchase agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $6.0 million from time to time over a twenty-four (24) month period. As of November 12, 2010, the Company had not sold any shares to Fusion Capital. The common stock purchase agreement expires in January 2011 and the Company is presently reviewing the possibility of extending its term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Financial Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2010, the Company issued 15,000 shares of common stock to a vendor for services. The fair value of the shares was determined to be $2,400, and the Company recognized expense in the amount of $2,400, based upon the market value of the common stock on the date of issuance. This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

On July 26, 2010, the Company issued 210,000 shares of common stock to a vendor for services. The fair value of the shares was determined to be $52,500, and the Company recognized expense in the amount of $52,500, based upon the market value of the common stock on the date of issuance.  This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 15, 2010	/s/ Mark McWilliams
Mark McWilliams
Chairman of the Board and Interim Chief Executive Officer
(Principal executive officer)

Date: November 15, 2010	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)