Form 10-Q
period 2011-03-31
SPECTRASCIENCE INC
filed 2011-05-16
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 12, 2011 was 108,041,084.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ending March 31, 2011

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$3,187,631	$1,764,803
Certificates of deposit	-	1,998,974
Inventories	485,882	491,133
Prepaid expenses and other current assets	20,404	69,384
Total current assets	3,693,917	4,324,294

Fixed assets, net	41,506	59,082
Patents, net	2,604,025	2,666,417
TOTAL ASSETS	$6,339,448	$7,049,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,227	$205,266
Accrued expenses	39,283	117,569
Total liabilities	287,510	322,835

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at March 31, 2011 and December 31, 2010, liquidation value of $517,000 and $517,000 plus accumulated and unpaid dividends of $97,550 and $99,283 as of March 31, 2011 and December 31, 2010, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding 1,000,000 shares at March 31, 2011 and December 31, 2010, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares
Issued and outstanding—108,041,084 and 107,994,529 shares at March 31, 2011 and December 31, 2010, respectively	1,080,411	1,079,945
Additional paid-in capital	30,561,971	30,380,879
Accumulated deficit	(25,626,294)	(24,769,716)
TOTAL SHAREHOLDERS’ EQUITY	6,051,938	6,726,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,339,448	$7,049,793

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$-	$11,150
Cost of revenue	-	2,479
Gross profit	-	8,671

Operating expenses:
Research and development	211,679	224,392
General and administrative	547,110	511,287
Sales and marketing	95,899	92,104
Total operating expenses	854,688	827,783
Operating loss	(854,688)	(819,112)

Other income (expense), net	(157)	(1,206)
Net loss	(854,845)	(820,318)
Accumulated but unpaid dividend on preferred stock	-	(81,319)
Net loss applicable to common shareholders	$(854,845)	$(901,637)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	108,019,251	74,805,948

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	3,585,000	$35,850	107,994,529	$1,079,945	$30,380,879	$(24,769,716)	$6,726,958

Stock based compensation – consultants					6,051		6,051
Stock based compensation – employees					165,774		165,774
Common stock issued for services			42,222	422	7,578		8,000
Accrued dividend paid in common stock			4,333	44	1,689	(1,733)	-
Net loss						(854,845)	(854,845)
Balance, March 31, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,561,971	$(25,626,294)	$6,051,938

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(854,845)	$(820,318)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	79,968	83,878
Stock-based compensation employees	165,774	38,180
Stock-based compensation consultants	6,051	11,369
Amortization of prepaid financing costs	12,364	38,219
Fair market value of common stock issued for services	8,000	39,900
Changes in operating assets and liabilities:
Accounts receivable	-	16,603
Inventory	5,251	(16,658)
Prepaid expenses and other assets	36,616	11,976
Accounts payable	42,961	(37,132)
Accrued expenses	(78,286)	(96,918)
Net cash (used in) operating activities	(576,146)	(730,901)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	1,998,974	-

Net increase (decrease) in cash and cash equivalents	1,422,828	(730,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,764,803	3,408,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,187,631	$2,677,336

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
March 31, 2011

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

LUMA has acquired the assets from a predecessor company that had developed and received FDA approval for a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact the Company’s cash flow. For the three-month period ending March 31, 2011, the Company used $576,146 in cash to fund operating activities. As of March 31, 2011, the Company had working capital of $3,406,407 and a cash balance of $3,187,631.

The Company expects to incur significant additional operating losses through at least the remainder of 2011, as it completes clinical trials, begins outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT System. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

As of March 31, 2011, the Company had one stock-based employee compensation plan, the Spectra Science, Inc. 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), restricted stock awards, restricted stock unit awards, stock appreciation rights, and performance awards to full-time employees (who may also be directors) to non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 5,000,000 shares of common stock.  At March 31, 2011, the Company had outstanding 15,295,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 14% of the Company’s outstanding shares (3,366,667 of which were exercisable), with 2,400,000 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Expected life	5 Years	-
Risk-free interest rate	2.19%	-
Expected volatility	115%	-
Expected dividend yield	0	-

In addition to the above, management estimated the forfeitures on employee options under the EIP would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2010	1,504,179	14,695,000	$0.37	8.66
Options granted	(2,600,000)	2,600,000	$0.11	9.92
Options exercised	-	-
Options forfeited	2,000,000	(2,000,000)	$0.50	7.27
Options expired under 2001 EIP	(3,504,179)	-
Additional options authorized	5,000,000	-
Outstanding at March 31, 2011	2,400,000	15,295,000	$0.20	8.82
Exercisable at March 31, 2011		3,366,667	$0.47	7.88

There were no options exercised during the three months ended March 31, 2011 or 2010. At March 31, 2011, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,098,000, which is expected to be recognized over the next three years.

Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw materials	$186,953	$192,204
Finished goods	298,929	298,929
Totals	485,882	491,133

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three months ended March 31, 2011 and 2010, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2011 include stock options to purchase 15,295,000 shares of common stock, warrants to purchase 25,247,660 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in no additional equivalent common shares outstanding.

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

In February 2011, the Board approved the issuance of 348,392 shares of Common Stock for payment of accrued dividends related to the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred accumulated a dividend equal to $97,550 on December 31, 2010. As per the terms of the Series B Preferred, the Company may pay the dividend either in cash or Common Stock as determined by the Board of Directors.

Stock Options

In February 2011, the Board of Directors approved the EIP. In conjunction with this approval, the Board reserved 5,000,000 shares of Common Stock to underlie options available for issuance under the EIP.

In February 2011, the Board approved the cancellation of certain stock options and the issuance of new stock options to directors of the Company. Previously issued stock options to purchase 2,000,000 shares of Common Stock at an average exercise price of $0.50 were cancelled and new stock options to purchase 2,600,000 at an exercise price of $0.11 were issued to directors of the Company. The application of current accounting standards resulted in the recognition of additional expense related to this transaction equal to the portion of the original awards’ grant date fair value for which the directors were expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date.

4. Subsequent Events

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, regulatory goals and developments, future financial position, expectations with respect to future cash needs, including expansion of existing facilities, and the sufficiency of our working capital and expectations regarding operating losses for the remainder of the current fiscal year, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT  Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first fully developed product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. It is approved by the U.S. Food and Drug Administration (“FDA”) for use during endoscopy of the colon when screening for colon cancer. The Company’s second application of this technology for detecting pre-esophageal cancer is undergoing a clinical trial at four institutions. Upon completion of the trial, the Company plans to file an application with the FDA seeking permission to begin marketing for that indication for use. SpectraScience believes its core technology is a hardware platform technology that can be developed for use in many areas of the human body such as early detection of pre-cancers in the lung.

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for detecting pre-cancerous and cancerous tissue in the colon and to market the LUMA System for use as an adjunct to colposcopy in the detection of early stage cancer and pre-cancer of the cervix. Our plan is to add another indication for use in detecting pre-cancer and cancer in the esophagus. Over the next 12 months, SpectraScience intends to:

•	Continue selling the WavSTAT System in the international and U.S. for the detection and treatment of pre-cancer and cancer of the colon.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Continue the design and planning for the next generation of our fluorescence-based systems.

Results of Operations

Three Months ended March 31, 2011 and 2010

The Company recognized revenue of approximately $0 and $11,150 for the three months ended March 31, 2011 and 2010, respectively. The absence of revenue in the most recent quarter is reflective of the Company’s refocus on establishing a strategic international distribution partner.

Overall research and development expenses for the three months ended March 31, 2011 and 2010 were approximately $212,000 and $224,000, respectively. The approximate $12,000 decrease in research and development expenses is a result of approximate decreases in payroll expense of $78,000, offset by approximate increases in $25,000 in stock compensation expense, $20,000 in consulting expense, $9,000 in engineering development expense, $6,000 in regulatory expense and $6,000 in all other research expenses. Payroll decreased as the Company reduced employee salaries and headcount. Stock compensation expense increased as a result of remaining employees receiving new stock option grants in December of 2010. All other research and development expenses increased due to current initiatives to improve the usability of the WavSTAT System machine and to lower the production cost of our single-use forceps.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $547,000 and $511,000, respectively. The approximate $36,000 increase for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to approximate increases in consulting expense of $60,000, stock compensation expense of $88,000, payroll expense of $15,000 and travel expense of $7,000 offset by approximate decreases in investor relations expense of $49,000, financial amortization of $26,000, accounting expense of $22,000, rent expense of $15,000, legal expense of $9,000 and other expense of $13,000. Consulting expense increased due to the Company’s efforts to utilize outside services to evaluate our intellectual property position and assess our competitive environment. Stock compensation expense increased as a result of remaining employees receiving new stock option grants in December of 2010. Payroll expense increased due to our hiring of a new Chief Executive Officer while travel expense increased due to efforts required to establish appropriate partnerships, both for potential distribution and additional technology. Investor relations expense decreased due to the Company eliminating investor relations contractors pending review of overall strategy and market approach. All other expenses declined as a result of overall cost reduction efforts.

Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were approximately $96,000 and $92,000, respectively. The increase of approximately $4,000 was primarily due to approximate increases of $11,000 in stock compensation expense and $9,000 in sales consulting expense offset by approximate decreases in all other sales related expenses of $16,000. Stock compensation expense increased as a result of remaining employees receiving new stock option grants in December of 2010. Increases in sales consulting were a result of the Company’s utilization of consultants to begin the process of marketing to certain domestic managed care organizations. All other expenses declined as a result of overall cost reduction efforts.

As a result of the above, the approximate net loss for the three months ended March 31, 2011 and 2010 was $855,000 and $820,000, respectively.  Of the net loss for the quarter ended March 31, 2011, approximately $172,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, general and administrative and sales and marketing activities. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the three months ended March 31, 2011, the Company used $576,146 in cash to fund operating activities. As of March 31, 2011, the Company had working capital of $3,406,407 and a cash balance of $3,187,631.

We expect to incur significant additional operating losses through at least December 31, 2011, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT Systems. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if we receive additional funding, such proceeds may not be sufficient to allow us to sustain operations until we attain profitability and positive cash flows from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

10.1*	SpectraScience, Inc. 2011 Equity Incentive Plan (incorporated by reference to the same numbered exhibit in the registrant’s current report on Form 8-K, filed March 1, 2011)

10.2*	Form of Non-qualified Stock Option Award Agreement (incorporated by reference to the same numbered exhibit in the registrant’s current report on Form 8-K, filed March 1, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: May 16, 2011	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 16, 2011	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)