Form 10-Q
period 2011-06-30
SPECTRASCIENCE INC
filed 2011-08-15
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 12, 2011 was 108,041,084.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$2,578,773	$1,764,803
Certificates of deposit	-	1,998,974
Inventories	485,492	491,133
Prepaid expenses and other current assets	17,033	69,384
Total current assets	3,081,298	4,324,294

Fixed assets, net	25,286	59,082
Patents, net	2,546,459	2,666,417
TOTAL ASSETS	$5,653,043	$7,049,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,487	$205,266
Accrued expenses	244,135	117,569
Total liabilities	465,622	322,835

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at June 30, 2011 and December 31, 2010, liquidation value of $517,000 and $517,000 plus accumulated and unpaid dividends of $97,550 and $106,931 as of June 30, 2011 and December 31, 2010, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding 1,000,000 shares at June 30, 2011 and December 31, 2010, $200,000
liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares
Issued and outstanding—108,041,084 and 107,994,529 shares at June 30, 2011 and December 31, 2010, respectively	1,080,411	1,079,945
Additional paid-in capital	30,656,520	30,380,879
Accumulated deficit	(26,585,360)	(24,769,716)
TOTAL SHAREHOLDERS’ EQUITY	5,187,421	6,726,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,653,043	$7,049,793

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$-	$8,100	$-	$19,250
Cost of revenue	-	1,269	-	3,748
Gross profit	-	6,831	-	15,502

Operating expenses:
Research and development	288,601	463,604	500,280	687,996
General and administrative	514,387	481,625	1,061,498	992,913
Sales and marketing	158,556	111,080	254,455	203,183
Total operating expenses	961,544	1,056,309	1,816,233	1,884,092
Operating (loss)	(961,544)	(1,049,478)	(1,816,233)	(1,868,590)

Other expense (income), net	(2,479)	1,106	2,311	2,312
Net (Loss)	(959,065)	(1,050,584)	(1,813,911)	(1,870,902)

Deemed Dividend on Preferred Stock	-	(1,836,319)	-	(1,836,319)
Accumulated but unpaid dividend on preferred stock		(24,484)		(81,760)
Net (loss) applicable to common stockholders	$(959,544)	(2,911,387)	$(1,813,911)	$(3,788,981)
Basic and diluted net (loss) per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)
Weighted average common shares outstanding	108,041,084	91,754,282	108,030,167	83,280,115

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	3,585,000	$35,850	107,994,529	$1,079,945	$30,380,879	$(24,769,716)	$6,726,958

Stock based compensation – consultants					9,233		9,233
Stock based compensation – employees					257,141		257,141
Common stock issued for services			42,222	422	7,578		8,000
Accrued dividend paid in common stock			4,333	44	1,689	(1,733)	-
Net loss						(1,813,911)	(1,813,911)
Balance, June 30, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,656,520	$(26,585,360)	$5,187,421

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,813,911)	$(1,870,902)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	153,754	163,945
Stock-based compensation employees	257,141	96,065
Stock-based compensation consultants	9,233	13,709
Amortization of prepaid financing costs	12,363	76,440
Impairment of LUMA Equipment	-	205,406
Fair market value of common stock issued for services	8,000	58,100

Changes in operating assets and liabilities:
Accounts receivable	-	11,165
Inventory	5,641	(46,766)
Prepaid expenses and other assets	39,988	16,430
Accounts payable	16,221	11,366
Accrued expenses	126,566	(94,303)
Net cash (used in) operating activities	(1,185,004)	(1,329,345)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	1,998,974	-
Purchases of fixed assets	-	(3,315)
Net cash from (used in) investing activities	1,998,974	(3,315)

FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock	-	2,699,736
Net cash provided by financing activities	-	2,699,736

Net increase (decrease) in cash and cash equivalents	813,970	1,367,076

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,764,803	3,408,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,578,773	$4,775,313

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2011

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

The Company has developed and received U.S. Food and Drug Administration (“FDA”) approval to market a proprietary, minimally invasive technology that optically scans tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determination. The WavSTAT System operates by using cool, safe UV laser light to optically scan and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. The WavSTAT System is FDA approved for colon cancer diagnosis and CE approved in the European Union for diagnosis of all types of cancer.

LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. LUMA received FDA approval as an adjunct to colposcopy in March 2006.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact the Company’s cash flow. For the six-month period ended June 30, 2011, the Company used $1,185,004 in cash to fund operating activities. As of June 30, 2011, the Company had working capital of $2,615,676 and a cash balance of $2,578,773.

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

As of June 30, 2011, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the EIP is 5,000,000 shares of common stock.  At June 30, 2011, the Company had outstanding 15,295,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 14% of the Company’s outstanding shares (4,500,000 of which were exercisable), with 2,400,000 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. There were no stock options granted during the three months ended June 30, 2011. Management used the following weighted average assumptions to value stock options granted during the three months ended June 30, 2011 and 2010:

	2011	2010
Expected life	-	5 Years
Risk-free interest rate	-	2.02%
Expected volatility	-	118%
Expected dividend yield	-	0%

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

The risk-free interest rates are the five-year U.S. Treasury rates as published at the time of making the calculations.

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2010	1,504,179	14,695,000	$0.37	8.66	-
Options granted	(2,600,000)	2,600,000	$0.11	9.67
Options exercised	-	-
Options forfeited	2,000,000	(2,000,000)	$0.50	7.27
Options expired under 2001 EIP	(3,504,179)	-
Additional options authorized	5,000,000	-
Outstanding at June 30, 2011	2,400,000	15,295,000	$0.22	8.57	-
Exercisable at June 30, 2011		4,500,000	$0.37	6.55	-

There were no options exercised during the six months ended June 30, 2011 or 2010. At June 30, 2011, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,011,000, which is expected to be recognized over the next three years.

Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$186,563	$192,204
Finished goods	298,929	298,929
Totals	$485,492	$491,133

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six months ended June 30, 2011 and 2010, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three and six months ended June 30, 2011 include stock options to purchase 15,295,000 shares of common stock, warrants to purchase 25,247,660 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in no additional equivalent common shares outstanding.

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

In February 2011, the Board approved the issuance of 348,392 shares of Common Stock for payment of accrued dividends related to the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred accumulated a dividend equal to $97,550 on December 31, 2010. As per the terms of the Series B Preferred, the Company may pay the dividend either in cash or Common Stock as determined by the Board of Directors. At June 30, 2011, the dividends are unissued.

Stock Options

In February 2011, the Board of Directors approved the EIP. In conjunction with this approval, the Board reserved 5,000,000 shares of Common Stock to underlie options available for issuance under the plan.

In February 2011, the Board approved the cancellation of certain stock options and the issuance of new stock options to directors of the Company. Previously issued stock options to purchase 2,000,000 shares of Common Stock at an average exercise price of $0.50 were cancelled and new stock options to purchase 2,600,000 at an exercise price of $0.11 were issued to directors of the Company. The application of current accounting standards resulted in the recognition of additional expense related to this transaction equal to the portion of the original awards grant date fair value for which the directors were expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date.

4. Contingencies

In May, the Company entered into an agreement with a supplier to construct a new design for the WavSTAT for approximately $805,000. As of June 30, 2011, $25,000 of this commitment has been expended.

5. Subsequent Events

On August 4, 2011, the Company entered into an Engagement Agreement (the “Agreement”) with Laidlaw & Company, LTD ("Laidlaw"). Under the Agreement, Laidlaw will provide the Company financial advisory, strategic financial planning and general advice with respect to potential future fundraising services. The terms of the Agreement provide for the issuance of five-year warrants to Laidlaw to purchase 1,485,838 shares of Common Stock at an exercise price of $0.08 per share. They will be issued in four equal monthly issuances reflecting the right to purchase approximately 371,460 Common Shares for each issuance.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, regulatory goals and developments, future financial position, expectations with respect to future cash needs and the sufficiency of our working capital and expectations regarding operating losses for the remainder of the current fiscal year, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. The WavSTAT System is approved by the U.S. Food and Drug Administration (“FDA”) for use during endoscopy of the colon when screening for colon cancer. The Company’s second planned application of this technology for detecting pre-esophageal cancer is presently undergoing a clinical trial to determine its marketability. Upon successful completion of the trial, the Company plans to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. The Company believes it has a strong intellectual property portfolio that will allow it to continue to expand its WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for diagnosing pre-cancerous and cancerous tissue in the colon and a CE mark for diagnosing cancer generally. Our plan over the next several months is to upgrade the WavSTAT System (the “WavSTAT 4”) to be more effective and easier to use in the diagnosis of pre-cancers and cancer of the colon. Concurrently, SpectraScience is attempting to form strategic partnerships with international endoscope or endoscope-related companies to whom we believe we can provide both competitive advantage and recurring revenue.  In addition, we are evaluating the effectiveness of the WavSTAT System for use in detecting pre-cancer and cancer in the esophagus. Longer-term, the Company plans to explore the applicability of the WavSTAT System to diagnose different types of cancer to include, among others, bladder cancer, stomach cancer and lung cancer.

Over the next 12 months, SpectraScience intends to:

•	Roll-out the WavSTAT 4 System in international markets for the detection and treatment of pre-cancer and cancer of the colon.

•	Attempt to secure an international strategic distribution partner presently conducting business in the gastrointestinal endoscope market.

•	Complete WavSTAT System clinical trials related to the diagnosis of esophageal cancers.

•	Continue the design and planning for the next generation of our light-based systems to incorporate additional (“multi-modal”) non-invasive light-based technologies.

Results of Operations

Three Months ended June 30, 2011 and 2010

The Company recognized revenue of approximately $0 and $8,100 for the three months ended June 30, 2011 and 2010, respectively. The lack of revenue in the current three-month period is because of the Company’s focus on the introduction of the improved WavSTAT 4 System.

Total operating expenses decreased from approximately $1,056,000 to $962,000, a reduction of approximately $94,000 for the three-month period ended June 30, 2011 as compared to the three-month period ended June 30, 2010. This overall decrease was comprised of approximate increases in general and administration expense of $33,000 and sales and marketing expense of $48,000, offset by an approximate decrease of $175,000 in research and development expense.

Research and development expenses decreased approximately $175,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Overall research and development expenses for the comparative periods were approximately $289,000 and $464,000, respectively. The decline was primarily the result of an inventory impairment charge of approximately $205,000 taken in the three-month period ended June 30, 2010. In addition, the Company incurred approximate increases in engineering development expense of $46,000, travel expense of $18,000 and stock compensation expense of $10,000, offset by an approximate $44,000 reduction in payroll expense.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were approximately $514,000 and $481,000, respectively. The approximate $33,000 increase for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due to approximate increases in consulting expense of $31,000, travel expense of $17,000, stock option compensation expense of $16,000, payroll expense of $15,000 and accounting related expense of $10,000, offset by approximate decreases in amortization expense of $43,000 and legal expense of $13,000. Consulting expense increased due to management’s decision to retain consultants rather than hire additional employees. Amortization expense declined as a result of a prior prepaid financing charge being fully amortized in January 2011.

Sales and marketing expenses for the three months ended June 30, 2011 and 2010 were approximately $159,000 and $111,000, respectively. The increase of approximately $48,000 was primarily due to approximate increases of $26,000 in professional services, $12,000 in travel expense, $9,000 in stock compensation expense and $8,000 in other expenses, offset by approximate decreases in all other sales related expenses of $7,000. These increases are generally the result of the Company beginning the process of the introduction of the WavSTAT 4 System into the European Union.

As a result of the above, the approximate net operating loss for the three months ended June 30, 2011 and 2010 was $962,000 and $1,049,000, respectively.  Of the net operating loss for the quarter ended June 30, 2011, approximately $95,000 was comprised of non-cash stock-option expense.

Six Months ended June 30, 2011 and 2010

The Company recognized revenue of approximately $0 and $19,000 for the six months ended June 30, 2011 and 2010, respectively. The lack of revenue in the current six-month period is because of the Company’s focus on the introduction of the improved WavSTAT 4 System.

For the six-month period ended June 30, 2011 as compared to the six-month period ended June 30, 2010, total operating expenses decreased approximately $68,000, from approximately $1,884,000 to $1,816,000. This overall decrease was comprised of an approximate decrease in research and development expense of $188,000, offset by approximate increases in general and administrative expense of $69,000 and sales and marketing expense of $51,000.

Overall research and development expenses for the six months ended June 30, 2011 and 2010 were approximately $500,000 and $688,000, respectively. The approximate $188,000 decrease in research and development expense is a result of approximate decreases in inventory obsolescence expense of $205,000, payroll expense of $123,000 and other expense of $8,000 offset by approximate increases of $53,000 in engineering development expense, $38,000 in consulting expense, $35,000 in stock compensation expense and $22,000 in travel expense. The majority of the decrease resulted from a decrease in inventory obsolescence expense due to the Company’s write-down of LUMA assets in the prior period. In addition, the Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $1,062,000 and $993,000, respectively. The approximate $69,000 increase for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to approximate increases in stock compensation expense of $104,000, $91,000 in consulting expense, $31,000 in payroll expense and $25,000 in travel expense, offset by approximate decreases of $69,000 in amortization expense, $56,000 in investor relations expense, $22,000 in legal expense, $15,000 in rent expense, $11,000 in accounting related expense and $9,000 in all other expenses. The increase in stock compensation expense was a result of the grant of additional stock options in early 2011. In addition, the Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel. The reductions in investor relations, legal and accounting related expenses reflect a reduction in securities filings as compared to the prior period ago.

Sales and marketing expenses for the six months ended June 30, 2011 and 2010 were approximately $254,000 and $203,000, respectively. This increase of approximately $51,000 was primarily due to approximate increases of $36,000 in professional expense, $19,000 in stock compensation expense and $10,000 in travel expense, offset by an approximate decrease of $13,000 in payroll expense and $1,000 in other expense. The Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel.

As a result of the above, the approximate net operating loss for the six months ended June 30, 2011 and 2010 was $1,816,000 and $1,868,000, respectively.  Of the net operating loss for the six months ended June 30, 2011, approximately $266,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, general and administrative and sales and marketing activities. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the six months ended June 30, 2011, the Company used approximately $1,185,000 in cash to fund operating activities. As of June 30, 2011, the Company had approximate working capital of $2,616,000 and a cash balance of approximately $2,579,000.

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

101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

* The exhibit will be furnished by amendment within 30 days of the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: August 15, 2011	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 15, 2011	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)