Form 10-Q/A
period 2011-06-30
SPECTRASCIENCE INC
filed 2011-09-13
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amended Filing”) to SpectraScience, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 consists of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.

Item 6.	Exhibits

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

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: September 13, 2011	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: September 13, 2011	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)