Form 10-Q
period 2011-09-30
SPECTRASCIENCE INC
filed 2011-11-14
CIK 727672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number 0-13092

SPECTRASCIENCE, INC.

(Exact name of registrant
as specified in its charter)

Minnesota	41-1448837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11568 Sorrento Valley Rd., Suite 11
San Diego, California 92121
(Address of principal executive offices, including zip code)
(858) 847-0200
(Registrant's telephone number, including area code)

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
YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 11, 2011 was 108,041,084.

SPECTRASCIENCE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I   FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,379,288	$1,764,803
Certificates of deposit	-	1,998,974
Inventories	616,731	491,133
Prepaid expenses and other current assets	25,495	69,384
Total current assets	2,021,514	4,324,294

Fixed assets, net	170,305	59,082
Patents, net	2,488,894	2,666,417
TOTAL ASSETS	$4,680,713	$7,049,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,228	$205,266
Accrued expenses	43,131	117,569
Total liabilities	547,359	322,835

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at September 30, 2011 and December 31, 2010, liquidation value of $517,000 and $517,000 plus accumulated and unpaid dividends of $105,198 and $106,931 as of September 30, 2011 and December 31, 2010, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding 1,000,000 shares at September 30, 2011 and December 31, 2010, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares Issued and outstanding—108,041,084 and 107,994,529 shares at September 30, 2011 and December 31, 2010, respectively	1,080,411	1,079,945
Additional paid-in capital	30,792,798	30,380,879
Accumulated deficit	(27,775,705)	(24,769,716)
TOTAL SHAREHOLDERS’ EQUITY	4,133,354	6,726,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,680,713	$7,049,793

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$-	$3,150	$-	$22,400
Cost of revenue	-	1,694	-	5,443
Gross profit	-	1,456	-	16,957

Operating expenses:
Research and development	435,577	1,085,076	935,857	1,773,071
General and administrative	601,251	516,535	1,662,749	1,509,448
Sales and marketing	156,556	103,485	411,011	306,668
Total operating expenses	1,193,384	1,705,096	3,009,617	3,589,187
Operating (loss)	(1,193,384)	(1,703,640)	(3,009,617)	(3,572,230)

Other expense (income), net	(3,038)	(1,882)	(5,361)	431
Net (Loss)	(1,190,346)	(1,701,758)	(3,004,256)	(3,572,661)

Deemed Dividend on Preferred Stock	-	-	-	(1,836,319)
Accumulated but unpaid dividend on preferred stock	-	-	-	(15,850)
Net (loss) applicable to common stockholders	$(1,190,346)	(1,701,758)	$(3,004,256)	$(5,424,830)
Basic and diluted net (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average common shares outstanding	108,041,084	95,326,605	108,033,806	87,345,937

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	3,585,000	$35,850	107,994,529	$1,079,945	$30,380,879	$(24,769,716)	$6,726,958

Stock based compensation – consultants					54,144		54,144
Stock based compensation – employees					348,508		348,508
Common stock issued for services			42,222	422	7,578		8,000
Accrued dividend paid in common stock			4,333	44	1,689	(1,733)	-
Net loss						(3,004,256)	(3,004,256)
Balance, September 30, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,792,798	$(27,775,705)	$4,133,354

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(3,004,256)	$(3,572,661)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	225,368	241,963
Stock-based compensation employees	348,508	196,445
Stock-based compensation consultants	54,144	15,282
Amortization of prepaid financing costs	12,364	114,658
Impairment of LUMA Equipment	-	1,025,373
Fair market value of common stock and warrants issued for services	8,000	113,000

Changes in operating assets and liabilities:
Accounts receivable	-	30,771
Inventory	(125,598)	(102,080)
Prepaid expenses and other assets	31,525	16,141
Accounts payable	298,962	(34,212)
Accrued expenses	(74,438)	(89,494)
Net cash (used in) operating activities	(2,225,421)	(2,044,814)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	1,998,974	-
Purchases of fixed assets	(159,068)	(3,315)
Net cash from (used in) investing activities	1,839,906	(3,315)

FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock	-	2,699,736
Net cash provided by financing activities	-	2,699,736

Net increase (decrease) in cash and cash equivalents	(385,515)	651,607

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,764,803	3,408,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,379,288	$4,059,844

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2011

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

LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System and which the Company plans to incorporate into future generations of its WavSTAT System.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact the Company’s cash flow. For the nine-month period ended September 30, 2011, the Company used approximately $2,225,000 in cash to fund operating activities. As of September 30, 2011, the Company had working capital of approximately $1,474,000 and a cash balance of approximately $1,379,000.

The Company expects to incur significant additional operating losses through at least the remainder of 2011, as it conducts clinical trials, introduces an improved version of its WavSTAT System, begins additional outcome-based clinical studies and increases sales and marketing efforts to commercialize the improved version of its WavSTAT System. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets, assumptions used to value stock options and warrants, assumptions used to value the common stock issued and the assets acquired in the LUMA acquisition and the realization of intangible assets. Actual results could differ from those estimates.

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

As of September 30, 2011, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 5,000,000 shares of common stock.  At September 30, 2011, the Company had outstanding 15,295,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 14% of the Company’s outstanding shares (4,662,500 of which were exercisable), with 2,400,000 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the nine months ended September 30, 2011 and 2010:

	2011	2010
Expected life	5 Years	5 Years
Risk-free interest rate	2.19%	2.02%
Expected volatility	115%	118%
Expected dividend yield	0%	0%

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2010	1,504,179	14,695,000	$0.37	8.16	-
Options granted	(2,600,000)	2,600,000	$0.11	9.67
Options exercised	-	-
Options forfeited	2,000,000	(2,000,000)	$0.50	7.27
Options expired under 2001 EIP	(3,504,179)	-
Additional options authorized	5,000,000	-
Outstanding at September 30, 2011	2,400,000	15,295,000	$0.22	8.31	-
Exercisable at September 30, 2011		4,662,500	$0.36	6.40	-

There were no options exercised during the nine months ended September 30, 2011 or 2010. At September 30, 2011, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $919,000, which is expected to be recognized over the next three years.

Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$317,802	$192,204
Finished goods	298,929	298,929
Totals	$616,731	$491,133

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three and nine month periods ended September 30, 2011 and 2010, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the nine months ended September 30, 2011 include stock options to purchase 15,295,000 shares of common stock, warrants to purchase 26,733,498 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in no additional equivalent common shares outstanding.

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

Warrants

On August 4, 2011, the Company entered into an Engagement Agreement (the “Agreement”) with Laidlaw & Company, LTD (“Laidlaw”). Under the Agreement, Laidlaw will provide the Company financial advisory, strategic financial planning and fundraising services. The terms of the Agreement provide for the issuance of five-year warrants to Laidlaw to purchase 1,485,838 shares of Common Stock at an exercise price of $0.08 per share. The warrants will be issued in four equal monthly issuances reflecting the right to purchase approximately 371,460 Common Shares for each issuance. During the three months ended September 30, 2011, the Company recognized noncash operating expense of approximately $44,000 related to this warrant issuance obligation.

4. Contingencies

In May 2011, the Company entered into an agreement with a supplier to construct a new design for the WavSTAT for approximately $805,000, subsequently modified to approximately $480,000. As of the date of this report, approximately $300,000 of this commitment has been expended.

5. Subsequent Events

None

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

Plan of Operation

The Company currently has FDA approval to market the WavSTAT System for diagnosing pre-cancerous and cancerous tissue in the colon and a CE mark for diagnosing cancer generally. Our plan over the next several months is to upgrade the WavSTAT System (such upgrade, the “WavSTAT 4 System”) to be more effective and easier to use in the diagnosis of pre-cancers and cancer of the colon. Concurrently, SpectraScience is attempting to form strategic partnerships with international endoscope or endoscope-related companies to whom we believe we can provide both competitive advantage and recurring revenue.  In addition, we are evaluating the effectiveness of the WavSTAT System for use in detecting pre-cancer and cancer in the esophagus. Longer-term, the Company plans to explore the applicability of the WavSTAT System to diagnose different types of cancer to include, among others, bladder cancer, stomach cancer and lung cancer.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

The Company recognized revenue of approximately $0 and $3,200 for the three months ended September 30, 2011 and 2010, respectively. The lack of revenue in the current three-month period is because of the Company’s focus on the introduction of the improved WavSTAT 4 System.

Total operating expenses decreased from approximately $1,705,000 to $1,194,000, a reduction of approximately $511,000 for the three-month period ended September 30, 2011 as compared to the three-month period ended September 30, 2010. This overall decrease was comprised of an approximate decrease in research and development expense of $649,000 offset by approximate increases of $84,000 in general and administrative expense and $54,000 in sales and marketing expense.

Research and development expenses decreased approximately $649,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Overall research and development expenses for the comparative periods were approximately $436,000 and $1,085,000, respectively. The decline was primarily the result of an inventory impairment charge of approximately $819,000 taken in the three-month period ended September 30, 2010. In addition, the Company incurred approximate increases in engineering development expense of $192,000 and $20,000 in consulting expense, offset by approximate reductions of $37,000 in payroll expense and $5,000 in all other expense. The approximate $819,000 inventory impairment charge was a result of the Company abandoning its LUMA Cervical Imaging System to focus on developing its WavSTAT Optical Biopsy System in the three-month period ended September 30, 2011. The increase in engineering development expense is a result of the development of the next generation of the WavSTAT System, slated for introduction in the fourth quarter of 2011.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were approximately $601,000 and $517,000, respectively. The approximate $84,000 increase for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to approximate increases in consulting expense of $98,000, travel expense of $45,000 and payroll expense of $18,000, offset by approximate decreases in amortization expense of $43,000, investor relations expense of $31,000 and other expense of $3,000. Consulting expense increased due to management’s decision to retain consultants rather than hire additional employees. Amortization expense declined as a result of a prior prepaid financing charge being fully amortized in January 2011.

Sales and marketing expenses for the three months ended September 30, 2011 and 2010 were approximately $157,000 and $103,000, respectively. The increase of approximately $54,000 was primarily due to approximate increases of $33,000 in advertising expense, $11,000 in professional expense, $9,000 in convention expense and $1,000 in other expense. These increases are generally a result of the Company beginning the process of the introduction of the WavSTAT 4 System into the European Union.

As a result of the above, the approximate net operating loss for the three months ended September 30, 2011 and 2010 was $1,194,000 and $1,702,000, respectively.  Of the net operating loss for the quarter ended September 30, 2011, approximately $136,000 was comprised of non-cash stock-option expense.

Nine Months Ended September 30, 2011 and 2010

The Company recognized revenue of approximately $0 and $22,000 for the nine months ended September 30, 2011 and 2010, respectively. The lack of revenue in the current nine-month period is because of the Company’s focus on the introduction of the improved WavSTAT 4 System, planned for the fourth quarter of 2011.

For the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010, total operating expenses decreased approximately $579,000, from approximately $3,589,000 to $3,010,000. This overall decrease was comprised of an approximate decrease in research and development expense of $837,000, offset by approximate increases in general and administrative expense of $154,000 and sales and marketing expense of $104,000.

Overall research and development expenses for the nine months ended September 30, 2011 and 2010 were approximately $936,000 and $1,773,000, respectively. The approximate $837,000 decrease in research and development expense is a result of approximate decreases in inventory obsolescence expense of $1,024,000 and payroll expense of $159,000 offset by approximate increases of $244,000 in engineering development expense, $40,000 in consulting expense, $25,000 in travel expense, $17,000 in stock compensation expense, $14,000 in regulatory expense and $6,000 in other expense. The majority of the decrease resulted from a decrease in inventory obsolescence expense due to the Company’s write-down of LUMA assets in the prior period. In addition, the Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel.

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were approximately $1,663,000 and $1,509,000, respectively. The approximate $154,000 increase for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to approximate increases in stock compensation expense of $112,000, $180,000 in consulting expense, $48,000 in payroll expense and $70,000 in travel expense, offset by approximate decreases of $112,000 in amortization expense, $86,000 in investor relations expense, $31,000 in legal expense, $15,000 in rent expense and $12,000 in all other expenses. The increase in stock compensation expense was a result of the grant of additional stock options in early 2011. In addition, the Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel. The reductions in investor relations and legal expenses reflect a reduction in securities filings as compared to the prior period ago.

Sales and marketing expenses for the nine months ended September 30, 2011 and 2010 were approximately $411,000 and $307,000, respectively. This increase of approximately $104,000 was primarily due to approximate increases of $46,000 in professional expense, $111,000 in stock compensation expense, $33,000 in advertising expense, $14,000 in travel expense and $6,000 in other expense, offset by an approximate decrease of $106,000 in payroll expense. The Company incurred increases in international travel expense and consulting expense due to increased international efforts and a shift to retaining contractors rather than hiring additional personnel.

As a result of the above, the approximate net operating loss for the nine months ended September 30, 2011 and 2010 was $3,010,000 and $3,572,000, respectively.  Of the net operating loss for the nine months ended September 30, 2011, approximately $410,000 was comprised of non-cash stock-option expense.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have included the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily associated with cash used for operating activities including research and development, general and administrative and sales and marketing activities. Fluctuations in our working capital due to timing differences of our cash receipts and cash disbursements also impact our cash flow. For the nine months ended September 30, 2011, the Company used approximately $2,225,000 in cash to fund operating activities. As of September 30, 2011, the Company had approximate working capital of $1,474,000 and a cash balance of approximately $1,379,000.

We expect to incur significant additional operating losses and to increase investments in inventory and tooling through at least December 31, 2011, as we complete clinical trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT4 System. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if we receive additional funding, such proceeds may not be sufficient to allow us to sustain operations until we attain profitability and positive cash flows from operations.

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

On August 4, 2011, the Company entered into an Engagement Agreement (the “Agreement”) with Laidlaw. Under the Agreement, Laidlaw will provide the Company financial advisory, strategic financial planning and fundraising services. The terms of the Agreement provide for the issuance of five-year warrants to Laidlaw to purchase 1,485,838 shares of Common Stock at an exercise price of $0.08 per share. The warrants will be issued in four equal monthly issuances reflecting the right to purchase approximately 371,460 Common Shares for each issuance.  As of September 30, 2011, the Company was obligated to, but had not yet issued 742,920 warrants to Laidlaw pursuant to the Agreement. This transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933, as the transaction involved an issuance of our securities to a single party and did not involve any public offering.

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
101*
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 14, 2011	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2011	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)