Form 10-K
period 2011-12-31
SPECTRASCIENCE INC
filed 2012-03-30
CIK 727672

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2011

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

Yes             ☒             No              ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $8,308,529.

As of March 23, 2012 the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 108,041,084.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS.

Introduction

SpectraScience, Inc. (“SpectraScience,” the “Company,” “we,” “our,” or “us”) was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The Company, along with its wholly owned subsidiary, Luma Imaging Corporation (“LUMA”), focuses on developing its WavSTAT® Optical Biopsy System (“WavSTAT”). The WavSTAT employs a non-significant risk technology that optically illuminates tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue.

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

Acquisition of Luma Imaging Corporation Assets

On November 6, 2007, the Company acquired 100% of the shares of LUMA from LUMA’s shareholders in consideration for 11.2 million restricted shares of SpectraScience common stock.

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

Products and Markets

SpectraScience has developed a technology platform to instantly determine if tissue is normal, pre-cancerous or cancerous, without the need for a physical biopsy. The Company received FDA approval to market its proprietary and patented WavSTAT3 optical biopsy system capable of determining instantaneously whether colon tissue is normal, pre-cancerous or cancerous without physically removing tissue from the body and without waiting days for a pathology report. The Company’s current improved colon diagnostic product, the WavSTAT4, will require future FDA approval in order to be sold in the United States. The WavSTAT4 has a CE mark, is approved for sale, and is in the process of being marketed, in the European Union. The Company is presently developing an esophageal diagnosis application and plans to explore additional applications for the detection of pre-cancerous and cancerous tissue in various tissues of the body.

The WavSTAT4 Optical Biopsy System operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer and, if warranted, to begin immediate treatment during the same procedure. The WavSTAT4 uses laser-induced auto-fluorescence to obtain spectral information from tissue at the suspected site. The system is classified as a non-significant risk device which transmits low-level UV laser light energy through an optical fiber to the tissue via the working channel of an endoscope. The tissue in contact with the optical fiber absorbs the light and the resulting tissue auto-fluorescence spectra is collected by the same optical fiber and returned to a detector within the WavSTAT4 console for processing. The system analyzes the spectral data and displays the results graphically for the user as normal tissue (green light), suspected pre-cancerous tissue, or cancerous tissue (red light). Data are recorded and saved redundantly in both flash memory and on a hard drive within the system. The WavSTAT4 has been tested at leading medical centers with results demonstrating statistically significant improvement in physician accuracy in the ability to detect pre-cancerous and cancerous tissue during endoscopy.

The WavSTAT Optical Biopsy System was specifically designed to serve as a technology platform to facilitate multiple medical applications for cancer detection. We see additional opportunities for this core technology in several other large as-yet-unexplored markets which include esophageal, lung, skin, stomach, prostate and bladder cancer detection. The Company is currently exploring these additional applications of its platform for these markets, and is analyzing feasibility of the use of its technology and the revenue opportunity for each market.

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the U.S. with approximately 141,000 new cases annually. With an estimated 49,380 deaths annually, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the U.S. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the U.S.) with the screening market expected to increase 20% over the next ten years. Demographic trends in Europe are very similar.

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the lower colon also known as a flexible sigmoidoscopy or, alternately, a full colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed as a matter of course and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all polyps) require, “individualized treatment on a case by case basis”. The clinical utility of the WavSTAT4 occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician's discretion based primarily on visual assessment, whether to remove the polyp, place the patient under surveillance, or to perform a physical biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the polyp must then be removed. Historically in this context, approximately 70% of small polyp biopsies are determined to be benign. The WavSTAT4 can significantly reduce the procedure cost and attendant complication rates by immediately classifying these polyps as benign without the need for removal and subsequent pathology. The WavSTAT4 was specifically designed to be used during screening endoscopy of the colon to aid and improve the physician's ability to identify small polyps as normal, pre-cancerous or cancerous tissue in real time.

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

Based on the results demonstrated by our own clinical studies, we believe that using the WavSTAT will:

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

Barrett’s esophagus, dysplasia and esophageal cancer patients are presently diagnosed via endoscopy of the esophagus with the physician taking multiple random physical biopsies of the esophageal lining; this is a significantly invasive procedure. It is critical that high-grade dysplasia is correctly diagnosed because physicians frequently recommend surgical resection, radio frequency ablation or removal of the esophagus in such an event. Unfortunately, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. The result is that physical biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern in the esophagus in the hope of finding any diseased tissue. Current medical practice typically follows the guidelines described below:

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

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements prior to marketing the WavSTAT4 in the United States, we could face:

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

In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT4 is a Class III device; this is FDA’s most highly regulated category in the Center for Devices and Radiological Health (“CDRH”) guidelines. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization. The Company is in the process of obtaining this approval for the WavSTAT4 in the United States.

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

A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols and patient “informed consent” forms approved by the Institutional Review Board (“IRB” or the “Safety Committee”) at each participating research institution. These boards oversee and approve all clinical studies at their institutions (in some cases a central IRB may approve studies at multiple locations). Second, a Pre-Market Approval (“PMA”) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

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

The Company submitted a PMA for market clearance of the WavSTAT Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT2 was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT3 in February 2002 and approval was received in August 2002. We anticipate that product improvements requiring approval, or any new applications, such as for the WavSTAT4 will be submitted as supplements to the original filing rather than as original PMA filings.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are not aware of any manufacturing methods for the WavSTAT4 Systems that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) we will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon our ability to do business.

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

Devices that comply with the requirements of the Medical Devices Directive and applicable International Standards Organization (ISO) standards are entitled to bear the CE mark. SpectraScience compliance has been confirmed by our Notified Body to distribute our medical device products in the European Union. Generally, companies must go through the ISO certification process in order to obtain the CE mark. SpectraScience has held the appropriate ISO certifications since July 2000, and the CE mark authorization followed in October 2000. In order to maintain this certification SpectraScience undergoes a yearly audit by our notified body. Our last audit was in 2011, when we confirmed both the certification for ISO 9001 and EN 13485:2003, which is the medical device adaptation of the ISO 9001 standard. There can be no assurance that we will be able to maintain international certification or CE mark authorization for our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

 Product Research and Development

The Company invested significant capital in research and development for the fiscal year ended December 31, 2011 as compared to prior recent history in order to develop its improved WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $1,679,000 and $2,066,000 for the fiscal years ended December 31, 2011 and 2010, respectively. In 2010 the Company recognized approximately $1,025,000 of non-cash expense, recorded in research and development expense related to the write-off of remaining LUMA assets previously classified as long-lived assets (equipment).

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2011.

Distribution, Sales and Customers

Our objective is to become a leader in the development and commercialization of advanced proprietary diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2011, our sales and marketing efforts have been, and will continue to be focused on marketing the WavSTAT4 System in the colorectal diagnostic market. The WavSTAT4 represents a significant redesign and improvement over previous WavSTATs and the WavSTAT4 was completed and available to market in December 2011. We envision particular emphasis on selling the WavSTAT System in international markets and are actively working to solicit strategic distribution partners.

Rapid product introduction will likely require a strategic corporate partner that has strongly established call patterns within various countries and managed care organizations. Management believes the availability of clinical support specialists to support the WavSTAT4 introduction, and to conduct training seminars to educate endoscopists and other health care providers regarding proper use of the WavSTAT4 System will be an important component of a product introduction strategy. To further international objectives during 2012, the Company will focus on developing strategic partnerships with large endoscope manufacturers. Management believes this is important to achieve commercial success internationally as a springboard to begin marketing in the United States.

Third-Party Reimbursement

If and when the Company secures FDA approval, we expect to market and sell the WavSTAT4 System primarily through managed care hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the medical device is used. Significant sales of our products will, in part, be dependent on the availability of adequate reimbursement from these third party payers for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and time saving recognized and clinical benefits that we believe will be derived from the use of our products.

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

As provided above, demonstrating cost-effectiveness and improved patient outcomes is critical to the sales cycle since payers evaluate these factors in determining whether to reimburse for new technologies. Payers may also delay reimbursement decisions for a year or more, even when provided with cost-effectiveness data, while they conduct their own technology assessments. The availability of peer-reviewed literature regarding the technology may help payers in reducing this technology assessment timeline. To promote the dissemination of literature regarding the WavSTAT4 optical biopsy technology, we are working to have published clinical utility and cost/benefit data in peer-reviewed journals.

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

Manufacturing and Sources of Supply

SpectraScience manufactures the WavSTAT4 System at its facility in San Diego. The WavSTAT optical biopsy forceps (one required for each patient) are outsourced to United States contract OEM manufacturers. At the present time, SpectraScience performs the manufacturing of the optical fiber portion of the forceps in-house. The Company also performs certain final assembly processes of the WavSTAT forceps. All WavSTAT Systems previously used for pre-clinical testing, FDA compliant clinical trials, and cost effectiveness/outcome clinical studies were manufactured under a Quality System with Standard Operating Procedure controls. Management continues to utilize these quality control systems and adds to or modifies them as necessary.

The WavSTAT4 Systems are, and will be, manufactured in accordance with current FDA Quality System Regulations and ISO 9001 International Standards, both of which are necessary to sell products within the United States and the European Union. These requirements impose certain procedural and documentation requirements upon SpectraScience with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom the Company contracts to perform certain manufacturing processes.

During the third quarter of 2007, SpectraScience was granted ISO 9001 and 13485:2003 certification for its manufacturing facility and Quality System. These international standards are the European equivalent to the FDA’s Quality System Regulations. Meeting these standards permits use of the CE mark to export the WavSTAT4 Optical Biopsy System to the European Union.

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

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology or similar methods. These companies compete with and could potentially compete with SpectraScience products or technologies. However, none of these companies uses a technology or method which is the same as that used by SpectraScience and only one has commercialized a diagnostic application (Mela Sciences, Inc. for skin cancer) that does not require image analysis and physician interpretation.

Competitors with Commercial Applications

•	Olympus Corporation, Tokyo, Japan – Olympus is the world’s leading manufacturer of flexible endoscopes. As a part of their endoscope business Olympus offers a technology called Narrow Band Imaging (NBI) which is a dedicated light filtering technology that enhances the visibility of capillaries and other miniscule structures on the mucosal surface of tissue. This technology has applications in multiple diagnostic areas and, while well established, does not provide a definitive diagnosis and requires physician interpretation.

•	PENTAX, a division of HOYA Corporation, Tokyo, Japan – PENTAX is one of the world’s leading manufacturers of flexible endoscopes. As a part of their endoscope business PENTAX offers a technology called Endomicroscopy (sometimes called confocal microscopy). Essentially, endomicroscopy provides the capability of having a sophisticated microscope at the distal end of an endoscope. This technology has applications in multiple diagnostic areas does not provide a definitive diagnosis and requires physician interpretation.

•	Mauna Kea Technologies, Paris France – Mauna Kea markets CellVisio which utilizes a proprietary probe that can be used stand-alone or in conjunction with a standard flexible endoscope. The CellVisio uses an endomicroscopy technique that can be applied to a wide variety of diagnostic applications and competes with SpectraScience directly in the colon and esophageal diagnostic application areas. As previously noted above, endomicroscopy does not provide a definitive diagnosis, but requires skilled interpretation by the physician.

•	MELA Sciences, Inc. Irvington, NY – MELA Sciences has recently obtained FDA approval and is beginning to market its MelaFind™ skin cancer diagnostic product. MelaFind™ is a hand-held device connected to a computer that assists dermatologists in the diagnosis of melanoma. MelaFind is essentially a large database of skin lesions which, analogous to facial recognition systems, compares examined areas of skin tissue to the database to identify those that appear to be diseased. MelaFind provides a definitive diagnosis of skin lesions.

•	LUCID, Inc., Rochester, NY - LUCID markets two products, VivaScope™ and VivaNet™, which work together to diagnose skin cancer. The VivaScope™ is a hand-held confocal imaging device that uses confocal microscopy to capture images of suspect skin lesions to assist the dermatologist in diagnosis. The images are stored in a secure web-based database (VivaNet™) for two purposes; the first is to provide comparative images for subsequent examinations of the same tissue (during follow-up examinations if the original diagnosis was benign) and to allow technicians to examine lesions and quickly transmit the lesion images to more experienced dermatologists/pathologists. The VivaScope™ does not provide a definitive diagnosis, and requires analysis by a skilled physician.

Potential Competitors in Development Stage

•	Verisante Technology, Inc., Vancouver, British Columbia – Verisante is developing its Aura™ and CORE™ products. The Aura™ product is a hand-held probe-based skin cancer diagnosis product and its CORE™ platform is planned as an attachment to endoscopes for applications in the lung, colon and cervix. The Aura™ product utilizes a light-based Raman scattering method for a definitive diagnosis of skin cancer lesions. The CORE™ platform is planned to utilize Raman scattering, white-light endoscopy and autofluorescence for diagnosis. Verisante’s technology, if it proves to be commercially acceptable, would be expected to provide a definitive tissue diagnosis.

•	Guided Therapeutics, Inc., Norcross, Georgia – Guided Therapeutics is developing the LuViva® System to provide light-based cervical scanning technology to detect cancerous tissue. The company has partnered with Konica Minolta to develop a similar system for the detection of esophageal cancer. They describe their underlying technology as a “multi-modal hyperspectroscopy” which is likely some combination of laser induced fluorescence and a scattering/reflectance approach.

•	There are also many small, generally academic “incubator-type” companies, attempting to develop light-based diagnostic technologies. These companies include, American Bioptics, BioTelligent, Cascade Technologies Corp., Diagnostic Photonics, Oncoscope, Inc., Precision Biopsy, Remicalm, LLC. and STI Medical Systems.

Patents

SpectraScience currently owns exclusive rights to a total of 34 issued U.S. utility patents, seven U.S. design patents and approximately 25 foreign counterpart patents. Our most recent patent grant was in August 2011 and we continue to apply for patents to expand and strengthen our intellectual property portfolio. Our U.S. patents are listed below:

Patent Name	U.S. Patent Number
Optical Biopsy Forceps	5,762,613
System for Diagnosing Tissue with Guidewire	5,601,087
Method of Diagnosing Tissue with Guidewire	5,439,000
Guidewire Catheter and Apparatus for Diagnostic Imaging	5,383,467
Optical Biopsy Forceps System and Method of Diagnosing Tissue	6,066,102
Optical Biopsy Forceps	6,129,683
Optical Biopsy System and Methods for tissue Diagnosis	6,174,291
Optical Forceps System and Method of Diagnosing and Treating Tissue	6,394,964
Spectral Volume Microprobe Analysis of Materials	5,713,364
Spectral Volume Microprobe Arrays	6,104,945
Sheath for Cervical Optical Probe	D453,832
Sheath for Cervical Optical Probe	D453,962
Sheath for Cervical Optical Probe	D453,963
Sheath for Cervical Optical Probe	D453,964
Spectroscopic System Employing a Plurality of Data Types	6,385,484
Spectral Volume Microprobe Arrays	6,411,835
Systems and Methods for Optical Examination of Samples	6,411,838
Spectral Data Classification of Samples	6,421,553
Optical Methods and Systems for Rapid Screening of the Cervix	6,427,082
Sheath for Cervical Optical Probe	D460,821
Substantially Monostatic, Substantially Confocal Optical Systems for Examination of Samples	6,760,613
Fluorescent Fiberoptic Probe for Tissue Health Discrimination and Method of Use Thereof	6,768,918
Method and Apparatus for Identifying Spectral Artifacts	6,818,903
Spectral Volume for Microprobe Arrays	6,826,422
Sheath for Cervical Optical Probe	D507,349
System for Normalizing Spectra	6,839,661
Optical Probe Accessory Device for Use In-Vivo Diagnostic Procedures	6,847,490
Methods of Monitoring Effects of Chemical Agents on a Sample	6,902,935
Sheath for Cervical Optical Probe	D500,134
Optimal Windows for Obtaining Optical Data for Characterization of Tissue Samples	6,933,154
Methods and Apparatus for Displaying Diagnostic Data	7,136,518
Colonic Polyp Discrimination by Tissue Florescence and Fiberoptic Probe	7,103,401
Optical Methods and Systems for Rapid Screening of the Cervix	7,127,282
Methods and Systems for Correcting Image Misalignment	7,187,810
Image Processing using Measures of Similarity	7,260,248
Methods and Apparatus for Processing Spectral Data for use in Tissue Characterization	7,282,723
Methods and apparatus for characterization of tissue samples	7,309,867
Fluorescent fiberoptic probe for tissue health discrimination	7,310,547
Methods and Systems for Correcting Image Misalignment	7,406,215
Methods and Apparatus for Calibrating Spectral Data	7,459,696
Unique Methods and Apparatus for Evaluation of Image Focus	7,469,160

SpectraScience is also the exclusive licensee through the Massachusetts General Hospital of U.S. Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue”. We believe that this patent, in combination with our other optical forceps patents, provides the Company an advantage in marketing biopsy forceps that contain optical fiber. The above patents expire between 2015 and 2022. Each of the international patents designates several countries for patent protection.

The Company believes that it holds one of the strongest patent portfolios of its kind in the field of optical methods for the diagnosis and detection of tissue abnormalities, particularly for identifying cancer and its precursors. Management also believes that its intellectual property portfolio will protect the core technology and methods embodied in the WavSTAT4 Optical Biopsy System as well as for many of its future products and can create a substantial barrier to entry for others pursuing similar approaches.

Core Areas of Patent Protection

More specifically, SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

•	Localized tissue characterization using optical methods;
•	Specific application and combinations of autofluorescence, broadband spectroscopy and video imaging;
•	Design and use of disposable components, in combination with systems and methods, including use of unique identifiers;
•	Algorithms specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods;
•	Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers) and in combination with treatment; and
•	Applications to further future system development, including applications for screening, treatment and other applications beyond colon and esophageal cancer.

SpectraScience holds registered trademarks for the WavSTAT System and SpectraScience trade names, and software and graphics are protected by appropriate copyrights.

Our ability to obtain and maintain patent protection for our products, preserve our trade secrets and operate without infringing on the proprietary rights of others will directly affect how successful our operations will be. Our strategy regarding the protection of our proprietary rights and innovations is to seek patents on those portions of our technology that we believe are patentable, and to protect as trade secrets other confidential information and proprietary know-how. SpectraScience is careful to protect its trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships. There are certain technological aspects of the WavSTAT Systems that are not covered by any patents or patent applications.

The patent and trade secret positions of medical device companies like SpectraScience are uncertain and involve complex and evolving legal and factual questions. To date, no claims have been brought against the Company alleging that our technology or products infringe intellectual property rights of others. Often, patent and intellectual property disputes in the medical device industry are settled through licensing or similar arrangements. However, necessary licenses from other parties may not be available to us on satisfactory terms, if at all, and the costs associated with such arrangements may be substantial and could include ongoing royalties.

United States patent applications are not publicly disclosed until they are issued or corresponding foreign applications are published in other countries. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, management cannot be certain that SpectraScience was the first to invent the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In addition, the laws of some foreign countries do not provide the same degree of intellectual property-rights protection as do the laws of the United States. Litigation associated with patent or intellectual property infringement or protection could be lengthy and prohibitively costly. SpectraScience may not have the financial resources to defend its patents from infringement or claims of invalidity, or to successfully defend itself against intellectual property infringement claims by third parties.

Product Liability

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of medical products. We have clinical trial liability insurance coverage for our clinical programs however, there can be no assurance that future insurance coverage will be adequate or available. We may not be able to secure product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability damages could exceed the amount of our coverage. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future products.

Employees

As of March 23, 2012, SpectraScience had nine full-time employees, with four involved in manufacturing/engineering, two in sales and marketing, one in regulatory and two in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience relies on external consultants in the financial, regulatory, software development and design engineering areas. In the future, if management decided to increase our workforce in response to improved economic, market, and/or business conditions, we might not be able to attract or retain employees with the skills we require.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $4,768,000 and $4,098,000, respectively, during the past two years of operations. As a result, at December 31, 2011 we had an accumulated deficit of approximately $29,534,000. We have incurred net losses from continuing operations of approximately $4,762,000 and $4,098,000 for the fiscal years ending 2011 and 2010, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2011, we had a working capital deficit of approximately $171,000. We had an operating cash flow deficit of approximately $3,263,000 for the fiscal year ended December 31, 2011 and an operating cash flow deficit of approximately $2,328,000 in 2010. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

Even if we are successful in developing an effective WavSTAT System, and we obtain FDA and other regulatory approvals necessary for commercialization, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies and tools for analysis.

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

We currently have a staff of nine full time employees, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing and Chief Engineer Director, as well as administrative employees and other personnel retained on a contract basis. Although we believe that these employees, together with the consultants currently engaged by the Company, will be able to handle most of our additional administrative, research and development and business development in the near term, we will nevertheless be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

Our planned growth will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to perform those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the market value of the Company.

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

Our WavSTAT Systems are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Some of our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for applications we hope to commercially market. The process of obtaining and complying with the FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense incurred, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

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

The WavSTAT System is protected by 41 issued patents, in the United States and approximately 25 foreign patents, which we own, and one additional patent for which we own the exclusive license. We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. Our competitors may independently develop the same or superior designs, technologies, processes and know-how.

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

Our patents comprise approximately 73% of our assets at December 31, 2011. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

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

Our WavSTAT System products may be used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our products do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, if medical personnel or their patients suffer injury as a result of any failure of our products to function as designed, or due to an inappropriate design, we may be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material effect on our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

SpectraScience leases its principal facility from an unrelated third party. The facility is located at 11568-11 Sorrento Valley Road, San Diego, California 92121, and is well maintained and approved by the FDA for manufacturing. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,318 through December 2012 with an option to extend the lease for monthly rental payments of $4,572 through December 2013, plus a pro rata share of operating expense and real estate taxes (approximately $972 per month). We believe that our present facility is adequate for our needs for the foreseeable future. In the event of the termination of this lease, we believe that we could lease other acceptable space on a comparable basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE.QB. The last reported bid price of the Common Stock on March 23, 2012 was $0.08.

The following table sets forth for the calendar period indicated; the quarterly high and low bid prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2011 and 2010. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW
2011:
Fourth Quarter	$0.13	$0.03
Third Quarter	0.13	0.05
Second Quarter	0.15	0.04
First Quarter	0.15	0.08

2010:
Fourth Quarter	$0.25	$0.11
Third Quarter	0.27	0.14
Second Quarter	0.35	0.21
First Quarter	0.47	0.29

On March 23, 2012 we had approximately 3,300 registered shareholders of record of the 108,041,084 shares of our common stock.

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

Recent Sales of Unregistered Securities

Three Months Ended December 31, 2011

Stock Options

In November 2011, the Company granted a stock option to purchase 200,000 of common stock at an exercise price of $0.06 per share to a contractor. The option vests 25% at June 15, 2012 and thereafter 1/36 of the remaining grant amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

In December 2011, the Company granted to non-employee directors McWilliams, Miller, Pappelbaum, Sievert and Townsen stock options to each purchase 100,000 shares of common stock at an exercise price of $0.06. The options vest 25% on date of grant and 1/36 of the remaining grant amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

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

Certain statements contained in this Annual Report on Form 10-K, including in this Item 7, that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, our expectations regarding the market for our products and beliefs with respect to opportunities, strategic partnerships and industry conditions in those markets, our beliefs about our products and expectations with respect to their performance and acceptance, regulatory practices and developments, our beliefs about our employees, our beliefs and intentions with respect to intellectual property, our beliefs with respect to reimbursement, our beliefs and expectations regarding competition, future operating losses and our future financial position, our expectations with respect to future cash needs and the sufficiency of our working capital, and estimated cost savings, are forward-looking statements and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, such assumptions may not prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of this Form 10-K. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

Plan of Operation

During the fiscal year ended December 31, 2011, SpectraScience spent a majority of its time and significant resources redesigning and manufacturing its improved WavSTAT4 Optical Biopsy System. Improvements included a redesign of the system to make it easier to use and the development of a new diagnostic algorithm that the Company believes is more accurate and reliable. The WavSTAT4 completed production and qualified for sale in the European Union under the CE Mark in December 2011.

Over the next 12 months, SpectraScience intends to:

•	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application in the European Union;

•	Work to establish a strategic distribution partnership, preferably with a large endoscope manufacturer, to market and sell the WavSTAT4 Optical Biopsy System in international markets for the detection and treatment of colon cancer and pre-cancer;

•	Continue WavSTAT4 System clinical trials related to the diagnosis of esophageal cancer with a goal to introduce an esophageal application in the European Union in early 2013;

•	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Russia and India;

•	Begin WavSTAT4 clinical trials for diagnosis of colon cancer, the goal of which is the preparation of a Supplemental PMA filing with the FDA for approval for sale in the United States;

•	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

•	Continue to expand and refine our intellectual property portfolio.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2012, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash, cash equivalents and short-term certificates of deposit of approximately $251,000 at December 31, 2011 and $3,764,000 at December 31, 2010. The approximate $1,514,000 decrease in cash for the fiscal year was a result of approximately $3,263,000 of cash used in operations and approximately $250,000 related to acquisitions of equipment offset by redemption of a certificate of deposit for approximately $1,999,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

•	The timing and progress of proof-of-concept clinical trials;

•	The timing and extent to which SpectraScience’s products gain market acceptance;

•	The timing and expense of developing marketing and strategic distribution channels;

•	The progress and expense of developing next generation products and new applications for incorporation into the WavSTAT Optical Biopsy Systems;

•	The potential requirements and related costs for product modifications;

•	The timing and expense of various U.S. and foreign regulatory filings;

•	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals;

•	The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

•	The overall effect of the present global economic recession, in particular the uncertainty within the economies of the European Union, on the ability of the Company to generate sales revenue.

Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2011 and December 31, 2010

Revenue and Grant Income

The Company recognized approximate revenue of $27,000 for the fiscal year ended December 31, 2011 as compared to approximate revenue of $24,000 for the fiscal year ended December 31, 2010. The slight increase is a result of the Company beginning to sell its first WavSTAT4 Systems as they became available at the end of the year. The prior year’s revenue was comprised primarily of sales of disposables for a discontinued product line (LUMA), while revenue for the period ended December 31, 2011 was comprised primarily of the sale of WavSTAT4 Optical Biopsy Systems. The WavSTAT4 Optical Biopsy Systems were sold at reduced prices to existing distributors in replacement of older WavSTAT Systems. During the fiscal year ended December 31, 2010, the Company recognized $359,690 of federal grant income as a result of its successful grant submissions for Qualifying Therapeutic Discovery Projects (“QTDP”) under Section 48D of the Internal Revenue Code. The Company did not receive any funds from the QTDP for the fiscal year ended December 31, 2011.

Cost of Revenue

Cost of revenue increased from approximately $13,000 for the fiscal year ended December 31, 2010 to approximately $37,000 for the fiscal year ended December 31, 2011. The increase is reflective of the cost of the WavSTAT4 Systems sold as compared to only the disposables cost from the prior fiscal year. In addition, for the fiscal period ended December 31, 2011, a WavSTAT4 System was sold at a discount to a distributor who had previously purchased WavSTAT3 Systems. This resulted in a gross loss of approximately $10,000 in 2011 as compared to a gross profit of $10,000 in the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $4,757,000 for the fiscal year ended December 31, 2011 (of which approximately $454,000 was for non-cash stock-option compensation expense), as compared to approximately $4,468,000 (of which approximately $288,000 was for non-cash compensation from stock options) for the comparable period one year ago. The approximate net increase of $289,000 was comprised of an approximate $524,000 increase in general and administrative expenses, a $152,000 increase in sales and marketing expenses offset by a $387,000 decrease in research and development expenses. The increases in general and administrative and sales and marketing expenses generally resulted from increased activity related to the development, production and marketing of the new WavSTAT4 Optical Biopsy System as compared to the prior fiscal year. The decline in research and development expense was due to a significant non-cash inventory write-down for the fiscal year ended December 31, 2010 (the remaining LUMA System inventory), which increased expenses for the prior comparative period.

Research and development expenses decreased by approximately $387,000 as compared to the prior fiscal year. This reduction was comprised of approximate decreases in inventory write-down expense of $1,026,000, payroll expense of $177,000, clinical trials expense of $40,000 and all other expenses of $3,000 offset by approximate increases of $767,000 in WavSTAT4 System development expense, $68,000 of consulting expense and $24,000 of stock compensation expense.

General and administrative expenses increased approximately $524,000. This increase was a result of approximate increases of $271,000 in consulting expense, $198,000 in obsolete inventory expense, $118,000 in stock compensation expense, $94,000 in payroll expense, $74,000 in travel expense and $3,000 in other expenses offset by approximate reductions of $156,000 in amortization expense, $60,000 in investor relations expense and $18,000 in bad debt expense. Consulting expense increased because the Company retained consultants to make improvements to the WavSTAT4 Optical Biopsy System and because management prefers to contract for required functions, as opposed to hiring new employees. Obsolete inventory expense increased, reflective of the write-down of certain WavSTAT3 raw material components no longer used in the WavSTAT4 System. Stock compensation expense increased because employees received significant stock option grants in December of 2010 and also due to the cancellation and reissuance of certain director stock options in February of 2011. Finally, amortization expense declined because an earlier prepaid financing fee was fully amortized in early 2010 and no longer affected expense in fiscal 2011.

Sales and marketing expense increased approximately $152,000 as compared to the prior year. This increase was comprised of approximate increases of $85,000 in recruiting expense, $33,000 in advertising expense, $25,000 in stock compensation expense, $16,000 in travel expense, $11,000 in international trade show expense and $10,000 in delivery expense offset by an approximate $24,000 reduction in consulting expense and a $4,000 reduction in all other expenses. The approximate increase in recruiting expense is because the Company retained an executive recruiter to identify and retain a dedicated business development executive based in Europe. Advertising expense increased due to the creation of new marketing materials for the introduction of the WavSTAT4 Optical Biopsy System in 2011. Finally, the approximate reduction in consulting expense was due to a reduction in the use of a sales support consultant in Europe.

Other Income

Other income, net increased approximately $6,000 due to higher interest earnings on cash balances for the year as compared to the prior fiscal year and also because of sales of obsolete inventory components during 2011.

Liquidity and Capital Resources

On December 31, 2011, the Company had a cash balance of approximately $251,000 as compared with cash and short-term certificate of deposit balances of approximately $3,764,000 at December 31, 2010, representing a decrease of approximately $3,513,000 in cash and cash equivalents for the period. The cash balances decreased primarily as a result of operations, particularly investments required to design, develop and market the WavSTAT4 Optical Biopsy System. Historically, we have incurred minimal capital equipment expenditures and no large capital outlays are foreseen. The Company will have to raise additional capital to provide working capital to execute its present business plans.

We expect to incur significant additional operating losses through at least 2012, as we begin new clinical trials and increase sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. If we do not receive sufficient funding, we may be unable to continue as a going concern. Our independent registered public accounting firm has expressed doubt regarding our ability to continue as a going concern, as provided in Note 2 to our consolidated financial statements.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of our products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free-on-board shipping point. We use customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

Accounting For Transactions Involving Stock Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. These standards require us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $454,000 and $288,000 for the years ended December 31, 2011 and 2010, respectively.

In February 2011, the Board approved the cancellation of certain stock options and the issuance of new stock options to directors of the Company. Previously issued stock options to purchase 2,000,000 shares of Common Stock at an average exercise price of $0.50 were cancelled and new stock options to purchase 2,600,000 at an exercise price of $0.11 were issued to directors of the Company. The application of current accounting standards resulted in the recognition of additional expense related to this transaction equal to the portion of the original awards’ grant date fair value for which the directors were expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. The total expense (non-cash) to be incurred over the estimated life of the new stock option grants as a result of this transaction was approximately $189,000, with approximately $87,000 recognized for the fiscal year ended December 31, 2011.

In August 2011, the Company entered into an engagement agreement with Laidlaw & Company LTD, to provide advisory services with a portion of Laidlaw’s compensation comprised of five-year Warrants to purchase 1,485,838 shares of common stock at an exercise price of $0.08 per share. The Company recorded non-cash consulting expense of approximately $78,000 for the fiscal year ending December 31, 2011 as a result of this issuance.

Inventory Valuation

We state our inventories at the lower of cost or market value, determined on a specific cost basis. We establish and review inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products. During the fiscal year ended December 31, 2011, the Company wrote down approximately $198,000 in component parts used in previous WavSTAT3 Systems that could no longer be used in the WavSTAT4 Systems.

Valuation of Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents and trademarks, which are amortized using the straight-line method over the estimated useful lives of the assets. We do not capitalize external legal costs and filing fees associated with obtaining patents on our new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long-lived assets, the Company recorded impairment charges of approximately none and $1,025,000 for the years ended December 31, 2011 and 2010. The impairment charges noted for 2010 are related to LUMA System assets. During the fiscal year ended December 31, 2010, management decided to focus its efforts on marketing the WavSTAT System and abandon pursuit of the commercialization of the LUMA Cervical Imaging System. For a variety of reasons that include the large size, the complexity, the difficulty of servicing and the lack of market acceptance of the LUMA System, the Company believed that it was in the best interest of the shareholders to focus its efforts on the WavSTAT System. Management does believe that it is important to retain the intellectual property related to the LUMA System for use in further generations of the WavSTAT System.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2011 and 2010 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiary

Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc., and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its ability to continue as a going concern is dependent on the Company’s ability to attract investors and generate cash through issuance of equity instruments and convertible debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

March 30, 2012

SpectraScience, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$250,723	$1,764,803
Certificates of deposit	-	1,998,974
Accounts receivable, net	26,735	-
Inventories	367,838	491,133
Prepaid expenses and other current assets	24,493	69,384
Total current assets	669,789	4,324,294

Fixed assets, net	244,275	59,082
Patents, net	2,432,732	2,666,417

TOTAL ASSETS	$3,346,796	$7,049,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695,809	$205,266
Accrued expenses	145,356	117,569
Total liabilities	841,165	322,835

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at December 31, 2011 and 2010, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of December 31, 2011 and 2010	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding – 1,000,000 shares at December 31, 2011 and 2010, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares
Issued and outstanding—108,041,084 and 107,994,529 shares at December 31, 2011 and 2010, respectively	1,080,411	1,079,945
Additional paid-in capital	30,922,930	30,380,879
Accumulated deficit	(29,533,560)	(24,769,716)
TOTAL SHAREHOLDERS’ EQUITY	2,505,631	6,726,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,346,796	$7,049,793

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010

Revenue	$26,735	$23,650
Cost of revenue	37,455	13,277
Gross profit (loss)	(10,720)	10,373

Grant income	-	359,690

Operating expenses:
Research and development	1,678,843	2,065,616
General and administrative	2,509,280	1,985,170
Sales and marketing	568,748	417,313
Total operating expenses	4,756,871	4,468,099
Operating loss	(4,767,591)	(4,098,036)

Other income (expense), net	5,480	(586)
Net loss	(4,762,111)	(4,098,622)
Deemed dividend on preferred stock	-	(1,836,319)
Accumulated but unpaid dividend on preferred stock	-	(106,931)
Net loss applicable to common shareholders	$(4,762,111)	$(6,041,872)
Basic and diluted net loss per share	$(0.04)	$(0.07)
Weighted average common shares outstanding	108,035,626	92,446,627

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the Year’s Ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	25,000,000	$250,000	70,142,615	$701,426	$25,511,360	$(18,744,470)	$7,718,316
Stock based compensation – consultants					16,441		16,441
Stock based compensation – employees					271,337		271,337
Common Stock issued for services			445,000	4,450	115,300		119,750
Conversion of Series B Preferred Stock	(22,415,000)	(224,150)	22,415,000	224,150			-
Sale of Series C Preferred Stock at $0.20 per share	15,766,155	157,662			2,542,074		2,699,736
Conversion of Series C Preferred Stock	(14,766,155)	(147,662)	14,766,155	147,662			,
Deemed Dividend —Preferred Stock					1,836,319	(1,836,319)	-
Accrued Dividend paid in Common Stock			225,759	2,257	88,048	(90,305)	-
Net loss						(4,098,622)	(4,098,622)
Balance, December 31, 2010	3,585,000	$35,850	107,994,529	$1,079,945	$30,380,879	$(24,769,716)	$6,726,958
Stock based compensation – consultants					16,651		16,651
Stock based compensation – employees					437,728		437,728
Common Stock issued for services			42,222	422	85,983		86,405
Accrued Dividend paid in Common Stock			4,333	44	1,689	(1,733)	-
Net loss						(4,762,111)	(4,762,111)
Balance, December 31, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,922,930	$(29,533,560)	$2,505,631

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(4,762,111)	$(4,098,622)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	298,163	320,769
Stock-based compensation employees	437,728	271,337
Stock-based compensation consultants	16,651	16,441
Impairment of LUMA equipment	-	1,025,373
Amortization of prepaid financing costs	12,364	152,877
Fair market value of common stock and warrants issued for services	86,405	119,750
Changes in operating assets and liabilities:
Accounts receivable	(26,735)	40,271
Inventory	123,295	(85,458)
Prepaid expenses and other current assets	32,527	(26,693)
Accounts payable	490,543	(14,517)
Accrued expenses	27,787	(49,906)
Net cash used in operating activities	(3,263,383)	(2,328,378)

INVESTING ACTIVITIES:
Redemption (purchase) of certificates of deposit	1,998,974	(1,998,974)
Acquisition of fixed assets	(249,671)	(15,818)
Net cash provided by (used in) investing activities	1,749,303	(2,014,792)
FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	-	2,699,736
Net cash provided by financing activities	-	2,699,736
Net decrease in cash and cash equivalents	(1,514,080)	(1,643,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,764,803	3,408,237

CASH AND CASH EQUIVALENTS AT END OF YEAR	$250,723	$1,764,803

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

The Company has developed and received CE mark approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT4 Optical Biopsy System operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. Beginning in December 2011, the WavSTAT 4 began to be sold in the European Union for colon cancer detection.

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly-owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed, and received FDA approval for, a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. During the fiscal year ended December 31, 2010, the Company wrote off the remaining fair value of the LUMA inventory in order to focus on the continued development and marketing of the WavSTAT System. The Company retained the intellectual property of LUMA for use in the development of future generations of the WavSTAT System.

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consisted of a total of 34 issued U.S. Patents and 28 additional patent applications.

Note 2: Going Concern

As of December 31, 2011, the Company had working capital of $(171,376) and cash and cash equivalents of $250,723. On December 16, 2011 the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. Under the Engagement Agreement, Laidlaw will assist the Company with raising up to $20.0 million in capital over the next two years. However, if the Company does not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to meet the revenue forecasts which will require the Company to seek additional capital. In such event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets including intangible assets, assumptions used to value stock options and assumptions used to value the common stock issued. Actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalent accounts.

Liquidity

We expect to incur significant additional operating losses through at least 2012, as we complete proof-of-concept trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

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

Valuation of Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. During 2010, management decided to focus efforts on the marketing of the WavSTAT System and to abandon attempts at commercializing the LUMA System and, as a result, wrote the value of the LUMA-related equipment down to zero. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the assets. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. We believe the useful lives we assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. With respect to the Company’s long-lived LUMA-related assets, the Company recorded impairment charges of approximately none and $1,025,000 for the years ended December 31, 2011 and 2010, respectively.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2011 and prior. Based on evaluation of the 2011 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2011 and 2010, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2011 or 2010, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2011 or 2010.

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

All issuances of stock options or other equity instruments to employees and non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

As of December 31, 2011, the Company had two stock option plans, one of which had expired. Our 2001 Amended Stock Option Plan (the “Option Plan”) provided for the grant of incentive stock options (“ISOs”) to our employees (who may also be directors) and nonqualified stock options (“NSOs”) to nonemployee directors, consultants, customers, vendors or providers of significant services. The Option Plan expired on January 30, 2011. The amount of shares reserved under the Option Plan was 12,495,000 on December 31, 2011, with no shares remaining available for issuance because the Option Plan had expired. The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”). The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the EIP is 5,000,000 shares of common stock with stock option grants for 3,300,000 shares of common stock outstanding at December 31, 2011 and 1,700,000 stock options available for future grant.

The amount reserved under both the Option Plan and the EIP, equaled 17,495,000 at December 31, 2011. At December 31, 2011 the Company had outstanding 15,795,000 options under both plans representing approximately 14.62% of the outstanding shares (6,840,415 of which were exercisable), with 1,700,000 available for future issuance. Awards under the Company’s Option Plan and EIP generally vest over four years.

For the years ended December 31, 2011 and 2010, stock-based compensation was approximately $454,000 and $288,000, respectively. In fiscal 2011, stock option expense was approximately $79,000 for research and development, $324,000 in general and administration and $51,000 in sales and marketing. In fiscal 2010, stock option expense was approximately $55,000 in research and development, $207,000 in general and administrative and $26,000 in sales and marketing.

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

	2011	2010
Expected life	5 years	5 years
Risk-free interest rate	0.83%	2.01%
Expected volatility	114%	116%
Expected dividend yield	0%	0%

Non- employee stock option grants were valued at approximately $10,000 and $55,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

Management used the following assumptions to value employee options over the past two years:

	2011	2010
Expected life	5 years	5 years
Risk-free interest rate	1.97%	1.98%
Expected volatility	115%	116%
Expected dividend yield	0%	0%

Employee and director stock option grants were valued at approximately $262,000 and $1,020,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

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

Patents

The Company accounts for acquired intangible assets under FASB ASC Topic 350 Goodwill and Other Intangibles –General Intangibles Other than Goodwill. On August 2, 2004, at the inception of the successor company, the Company capitalized $290,000 to value eight WavSTAT System patents. On November 6, 2007, coincident with the acquisition of the LUMA assets, the Company capitalized $3,226,000 to value the 28 patents acquired. In both cases, the capitalized amounts were initially determined based upon management’s assessment of fair value using a market-based forecast which utilized comparable assumed royalty revenue streams over several possible scenarios. These forecast cash flows were then discounted to present value to determine valuation. The Company reviews the fair value of intangible assets at the end of each reporting period. Based upon management’s review, there were no intangible asset impairments in 2011 or 2010.

All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT System patents had an average remaining useful life of 14 years, while the LUMA patents had an average remaining life of approximately 16 years. Amortization expense associated with patents for the fiscal years ended December 31, 2011 and 2010 approximately $239,000 and $250,000 respectively. Patents are reported net of accumulated amortization of approximately $1,083,000 and $850,000 at December 31, 2011 and 2010, respectively. Amortization expense in each of the five years subsequent to December 31, 2011 is expected to approximate $230,000 per year.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2011 and 2010, research and development costs were approximately $1,679,000 and $2,066,000, respectively. In 2010 the Company recognized approximately $1,025,000 of non-cash research and development expense related to the impairment of LUMA assets classified as long-lived assets (equipment).

Accounts Receivable

Receivables are carried at original invoice amount less payment received and an estimate is made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after payment date as specified on the invoice. We determine allowance for doubtful accounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of previously written off receivables previously written off are recorded when received.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to three years. For the years ended December 31, 2011 and 2010, depreciation expense was approximately $64,000 and $70,000, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations. At December 31, 2010 LUMA inventory that had been included in fixed asset accounts was evaluated for impairment and, based on this evaluation, the Company determined that LUMA assets with a carrying value of approximately $1,025,000 were impaired and wrote off the entire remaining asset balance.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be antidilutive due to the net loss incurred for both 2011 and 2010. For both the fiscal years ended December 31, 2011 and 2010, utilizing the treasury stock method, there were no additional potentially dilutive shares of common stock.

Note 4: Inventories

Inventories consisted of the following at December 31, 2011 and 2010. Included in inventory is an inventory reserve for obsolescence of approximately $48,000 and $100,000 on December 31, 2011 and 2010 respectively:

	December 31,
	2011	2010
Raw Materials	$225,729	$192,204
Finished Goods	142,109	298,929
Total inventories	$367,838	$491,133

Note 5: Income Taxes

The significant components of deferred tax assets as of December 31, 2011 and 2010 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Deferred tax assets:
Net operating loss carryforward	$12,558,554	$11,478,827
Research and development credits	567,439	486,887
Stock compensation	758,751	958,803
Inventory Reserve	12,470	34,294
Accrued liabilities and other	46,200	50,605
Total deferred tax assets	13,943,414	13,009,417
Valuation allowance	(12,999,694)	(11,964,722)
Net deferred tax assets	943,720	1,044,695
Deferred tax liabilities:
Acquired intangibles	-	-
Fixed assets	25,345	17,456
Patents	(969,064)	(1,062,151)
Total deferred tax liabilities	(943,720)	(1,044,695)
Net deferred taxes	$-	$-

 The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at federal statutory rate	$(1,619,000)	34.0%	$(1,393,000)	34.0%
State tax provision, net of federal tax benefit	(278,000)	5.8	(239,000)	5.0
Nondeductible differences	(112,000)	2.3	60,000	(1.2)
Nonqualified stock option forfeitures	381,000	(8.0)	633,000	(13.3)
Tax credits	(44,000)	0.9	33,000	(0.7)
Change in valuation allowance	1,035,000	(21.7)	274,000	(5.8)
Expiration of net operating losses	633,000	(13.3)	574,000	(12.1)
Other	4,000	-	58,000	(1.3)
Provision for income taxes	$-	0.0%	$-	0.0%

At December 31, 2011, the Company had federal net operating loss carry-forwards of approximately $31,311,000 that expire from 2012 through 2030. During 2011, the Company had federal net operating losses of approximately $1,588,000 expire.  In addition, the Company had research and development tax credits of approximately $512,000 that expire from 2012 through 2030. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 6: Lease Commitment

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,318 and additional shared estimated facility costs of $972 per month through December 2012. Total commitment under this lease for 2012 is approximately $64,000. For the years ended December 31, 2011 and 2010, rent expense totaled $51,371 and $65,273, respectively.

Note 7: Stock-Based Compensation Plans

As previously discussed in Note 3, the Company had awards outstanding under two stock option plans as of December 31, 2011.

Options outstanding that have vested and those that remain unvested as of December 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	6,840,415	$0.28	7.12	$-
Unvested	8,954,585	$0.15	9.02	-
Total	15,795,000			$-

(1) These amounts represent the excess, if any, between the exercise price and $0.06, the closing market price of the Company’s common stock on December 31, 2011 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE.OB”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share		Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
December 31, 2009	3,071,392	7,450,000		$0.54
Options granted	(8,995,000)	8,995,000		$0.16
Options forfeited	1,750,000	(1,750,000)		$0.79
Additional options authorized	5,677,787	—
December 31, 2010	1,504,179	14,695,000		$0.37
Options granted	(3,300,000)	3,300,000		$0.10
Options forfeited	2,000,000	(2,000,000)		$0.50
Additional options authorized	1,495,821	—	$
December 31, 2011	1,700,000	15,795,000		$0.20	8.20	$-
Exercisable December 31, 2011		6,840,415		$0.28	7.12	$-

There were no stock options exercised during the years ended December 31, 2011 and 2010. At December 31, 2011, total unrecognized estimated employee and director compensation cost related to stock options granted is $854,040, which is expected to be recognized over the next three to four years.

For the fiscal year ended December 31, 2011, the Company granted stock options to purchase 3,100,000 common shares to employees and directors and 200,000 common shares to non-employees. At the time of grant, those options were estimated to have an aggregate fair value of approximately $262,000 and $10,000, respectively. For the fiscal year ended December 31, 2010, the Company granted stock options to purchase 8,420,000 common shares to employees and directors and 575,000 to non-employees. At the time of grant, these options were estimated to have an aggregate fair value of approximately $949,000 and $55,000, respectively.

Note 8: Undesignated Capital Stock

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

Fiscal Year Ended December 31, 2011

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

In February 2011, the Board approved the issuance of 348,392 shares of Common Stock for payment of accrued dividends related to the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred accumulated a dividend equal to $106,931 on December 31, 2010 and December 31, 2011. As per the terms of the Series B Preferred, the Company may pay the dividend either in cash or Common Stock as determined by the Board of Directors.

Series B Convertible Preferred Stock

There are authorized and outstanding 2,535,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B is convertible at $0.20 per common share and carries a liquidation preference of a like amount. At December 31, 2011, the Series B had accumulated and unpaid dividends of $106,931.

Series C Convertible Preferred Stock

There are authorized and outstanding 1,000,000 shares of Series C Convertible Preferred Stock (“Series C”). The Series C is convertible at $0.20 per common share and carries a liquidation preference of a like amount.

Warrants

On August 4, 2011, the Company entered into an Engagement Agreement (the “Agreement”) with Laidlaw & Company, LTD (“Laidlaw”). Under the Agreement, Laidlaw provided the Company financial advisory, strategic financial planning and fundraising services. The terms of the Agreement provide for the issuance of five-year warrants to Laidlaw to purchase 1,485,838 shares of Common Stock at an exercise price of $0.08 per share. The warrants were issued in December 2011. During the fiscal year ended December 31, 2011, the Company recognized noncash operating expense of approximately $78,000 related to this warrant issuance obligation.

Fiscal Year Ended December 31, 2010

Common Stock

In December 2010, the Company issued 45,000 shares of common stock to a vendor for services. The fair value of the shares was determined to be $6,750, and the Company recognized expense in the amount of $6,750, based upon the market value of the common stock on the date of issuance.

In December 2010, the holder of 250,000 shares of Series B Convertible Preferred Stock converted his holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the Securities and Exchange Commission pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 11, 2010.

In September 2010, the holders of 14,766,155 shares of Series C Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the Securities and Exchange Commission pursuant to a registration statement declared effective by the Securities and Exchange Commission on September 10, 2010.

In August 2010, the holder of 50,000 shares of Series B Convertible Preferred Stock converted his holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the Securities and Exchange Commission pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 11, 2010.

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

From March through April 2010, holders of 22,115,000 shares of Series B Convertible Preferred Stock converted their holdings into an equal number of shares of unrestricted common stock. The aforementioned common stock was registered with the Securities and Exchange Commission pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 11, 2010.

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

Note 10: Related Party Transactions

In February 2011, the Board approved the cancellation of certain stock options and the issuance of new stock options to directors of the Company. Previously issued stock options to purchase 2,000,000 shares of common stock at an average exercise price of $0.50 were cancelled and new stock options to purchase 2,600,000 shares of common stock at an exercise price of $0.11 were issued to directors of the Company. The application of current accounting standards resulted in the recognition of additional expense related to this transaction equal to the portion of the original awards’ grant date fair value for which the directors were expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. The total expense (non-cash) to be incurred over the estimated life of the new stock option grants as a result of this transaction was approximately $189,000.

In December 2011, the Board approved the issuance of stock options to directors of the Company. Each non-employee director was granted a stock option to purchase 100,000 shares of common stock at an exercise price of $0.06, vesting over four years. This is an annual stock option grant for each sitting director.

During the fiscal year ended December 31, 2011, the Company paid two of its directors, Chet Sievert and Stan Pappelbaum, approximately $12,000 each for consulting services provided during that period. Mr. Sievert provided services related to clinical trials and protocol design while Mr. Pappelbaum provided services related to the formation and management of our external scientific advisory board.

Note 11: License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of U.S. Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license as well as patent expansion and annuities required to maintain the patent. During the fiscal year ended December 31, 2011, the Company paid Massachusetts General Hospital approximately $6,000 in fees related to this patent.

Note 12: Fair Value Disclosures

FASB ASC Topic 820, Fair Value Measurement defines fair value, establishes a framework for measuring fair value and requires disclosure of fair value measurements. The fair value hierarchy set forth in the Topic is as follows:

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

The Company does not record long-lived assets at fair value on a recurring basis. However, from time to time, a long lived asset is considered impaired and the asset value is written down. The impairment is based on management’s estimate of future cash flows from these assets. Adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a level 3 measurement. In 2010, all LUMA equipment was determined to be impaired and was written down to a fair value of $0 at December 31, 2010. There were no asset impairments recorded for the fiscal year ended December 31, 2011.

Note 13: Subsequent Events

Convertible Notes and Warrants

From January through March 2012, the Company sold $1,894,737 of 5% Original Issue Discount Unsecured Convertible Debentures (the “Notes”) to accredited investors for aggregate consideration of $1,800,000. The Notes mature in six months, carry a fixed conversion price of $0.0573 per share, an annual interest rate of 20% and are convertible into 33,066,961 shares of common stock at maturity. The Company received net cash proceeds of approximately $1,478,000 after payment of fees and expenses of approximately $322,000. In addition, the Company issued the holders of the Notes (the “Holders”) five-year warrants to purchase 16,533,480 additional shares of common stock and Agent warrants to purchase 3,306,696 shares of common stock all at an exercise price of $0.0745 per share. The fair value of the Agent warrants, as determined using the Black-Scholes option-pricing model, was approximately $225,000. The embedded conversion feature of the Notes and the terms of the detachable warrants provide for an effective rate of conversion that was below market value at issuance. Such an element is characterized as a Beneficial Conversion Feature (“BCF”). Pursuant to accounting standards, the estimated aggregate fair values of the BCF and the Holders’ warrants were determined to be approximately $1,800,000 which will be recorded as a debt discount and then amortized as interest expense over the life of the relevant instrument.

On March 15, 2012, the Company agreed to attempt to raise an additional $500,000 in aggregate consideration of Convertible Debentures from accredited investors on terms exactly the same as described in the $1,800,000 Note transaction above.

Stock Options

In February 2012, the Board approved the issuance of a stock option to purchase 500,000 shares of common stock to a new international employee. The exercise price of the option was $0.09 and the option vests 25% after 12 months and 1/36 of the remaining grant amount each month for the remaining three years.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has not been attested to by McGladrey& Pullen, LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	63	2011/2010
Jim Dorst, Chief Financial Officer and Chief Operating Officer	57	2007
Mark McWilliams, Chairman of the Board	55	2004
Sheldon L. Miller, Director	75	2010
Stanley Pappelbaum, M.D., Director	74	2006
Chester E. Sievert, Director	60	2004
F. Duwaine Townsen, Director	78	2009

Michael P. Oliver, President and Chief Executive Officer, Director, joined SpectraScience as President and Chief Executive Officer in November 2010, and was elected a director in February 2011. Prior to joining the Company and since 2007, Mr. Oliver was Executive Vice President for Worldwide Marketing and Business Development for Silicon Border Development, a privately-owned developer of industrial properties for high technology companies. From 2004 to 2007, Mr. Oliver was a Senior Vice President at Thomas Group, a consultancy that specialized in operational improvement. From 1998 to 2003, Mr. Oliver was engaged as in a business development role with PricewaterhouseCoopers working with medical device and technology companies. From 1990 to 1998 Mr. Oliver was a member of four separate management teams that took struggling medical device companies, increased their revenues and profitability and sold them to strategic buyers. In those companies he served in the capacity of head of sales and marketing and, in two cases, had major operational responsibilities as well. He began his career with American Hospital Supply Corporation serving in a variety of sales, marketing and general management positions. Mr. Oliver received his MSA from George Washington University and his BS from the United States Naval Academy. The Board believes that Mr. Oliver’s experience in the medical device and technology industries, as well as his success in increasing revenues for medical device companies, make Mr. Oliver a valuable resource for the Board.

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

Code of Ethics. The Company has adopted a code of ethics applicable to its chief executive officer, senior financial officer and other employees. The code is available at no charge by request to the Company in writing, to the attention of the CFO. The Code is also available on the Corporate Governance section of the Company’s website at www.spectrascience.com. The Company intends to satisfy Form 8-K disclosure requirements by including on its website any amendment to, or waiver from, a provision of its Ethics or Code of Conduct policy that applies to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1933.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to Insiders were complied with, except for the following:

•	Mark McWilliams filed one late Form 4 to report the acquisition of a restricted stock grant in 2010.
•	Michael P. Oliver filed one late Form 4 to report the purchase of common stock.
•	Messrs. Sievert and Townsen each filed one late Form 4 to report the cancellation and regrant of stock options.
•	Messrs. McWilliams, Miller, Pappelbaum, Sievert and Townsen each filed a Form 5 in 2012 to report the grant of a December 2011 stock option.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of three non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2011

     The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer during fiscal year 2011 and the Company’s executive officer other than the Chief Executive Officer, with respect to our fiscal years ended December 31, 2011 and December 31, 2010. In this annual report on Form 10-K, we refer to these executive officers collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)		Total ($)
Michael P. Oliver – (1)	2011	$225,000	25,000	$-	$		$250,000
President and Chief Executive Officer	2010	$17,308		$-		$373,455	$390,763
Jim Dorst – (2) Chief Financial Officer and	2011	$175,000		$-		$-	$175,000
Chief Operating Officer	2010	$154,110		$-		$212,602	366,712

(1)	Mr. Oliver was appointed President and CEO on November 29, 2010. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or changes in control agreements. On December 17, 2010, Mr. Oliver received a stock option grant to purchase 3,300,000 shares of Common Stock at an exercise price of $0.15, which was the fair market value of the underlying stock on the date of grant. This stock option vests 1/4 on the first anniversary date of grant and 1/36 of the remainder monthly thereafter for the remaining 36 months. This stock option was valued at $373,455 at the time of grant using the Black-Scholes option pricing model. Mr. Oliver is paid a base annual salary of $225,000 and may earn up to an additional $75,000 upon the achievement of goals related to the Company’s entry into certain international distribution agreements and is not subject to any severance or change in control agreements. Mr. Oliver received $25,000 in bonus compensation for the fiscal year ended December 31, 2011.
(2)	Mr. Dorst is the Company’s Vice President of Finance, Chief Financial Officer and Chief Operating Officer. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or change in control arrangements. Mr. Dorst received a stock option grant to purchase 400,000 shares of Common Stock on May 21, 2010 at an exercise price of $0.24 per share and a grant to purchase 1,500,000 shares of Common Stock on December 17, 2010 at an exercise price of $0.15 per share. On December 17, 2010, Mr. Dorst forfeited the right to receive a previously issued stock option grant to purchase 400,000 shares of Common Stock at an exercise price of $0.90 per share. The fair value of the 2010 stock option grants was determined using the Black-Scholes option-pricing model and the grants were valued at $78,924 and $133,678, respectively. Mr. Dorst’s 400,000 stock option grant vests over three years, 1/3 annually on each anniversary date of grant Mr. Dorst’s 1,500,000 stock option vests 1/4 on the first anniversary date of grant and 1/36 of the remainder monthly thereafter for the remaining 36 months.
(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal year 2011 to officers of the Company.

Outstanding Equity Awards at Fiscal Year End. The following table describes the outstanding stock option grants to named executive officers at fiscal year end. There are no Stock Awards issued or outstanding.

	Outstanding Equity Awards at 2011 Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael P. Oliver	(1)	825,000	2,475,000	—	$0.15	12/17/2020
Jim Dorst	(2)	133,333	266,667	—	$0.24	05/21/2020
	(1)	375,000	1,125,000	—	$0.15	12/17/2020

(1)	Option vests over four years, with 25% vesting 12 months after the grant date and 1/36 of the remaining grant amount vesting each month thereafter for three years.
(2)	Option vests over three years, with 1/3 vesting 12 months after the grant date and 1/3 vesting on each anniversary of the grant date thereafter.

Compensation of Directors.

The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Beginning in 2011, each sitting director is annually awarded a stock option to purchase 100,000 shares of common stock at an exercise price equal to market price on the date of grant, each December.

Pursuant to the SpectraScience, Inc. Amended 2001 Stock Option Plan (“Option Plan”), non-employee directors McWilliams and Sievert were granted non-qualified stock options to purchase 400,000 and 300,000 shares of Common Stock, respectively, on July 26, 2004 at an exercise price of $0.15 per share. Dr. Pappelbaum joined the Board on June 2006 and was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $1.09 per share. On November 7, 2008 directors McWilliams, Pappelbaum and Sievert were each granted non-qualified stock options to purchase 400,000 shares of common stock at an exercise price of $0.38 per share. Mr. Townsen was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.27 per share on July 20, 2009. Mr. Miller was granted a non-qualified stock option to purchase 400,000 shares of Common Stock at an exercise price of $0.24 per share on May 21, 2010. The exercise prices of the options were based on the prevailing market price (defined as the closing price) of the Common Stock on the date of grant. The Option Plan expired on January 30, 2011.

In February 2011, the Board approved the 2011 Equity Incentive Plan (“EIP”) and also approved the cancellation of certain stock options previously issued under the Option Plan and the issuance of new stock options to directors of the Company under the EIP. In February 2011, non-employee directors McWilliams, Sievert and Townsen each had previously existing stock options at an average exercise price of $0.38 per share to individually purchase 400,000 shares of common stock cancelled with an equal amount of new stock options issued at an exercise price of $0.11 per share. In February 2011, non-employee director Mr. Pappelbaum forfeited 800,000 existing stock options previously issued under the Option Plan with an average exercise price of $0.74 per share in exchange for an equal amount of new stock options issued at an exercise price of $0.11 per share. In February 2011, non-employee directors Messrs. McWilliams, Miller, Pappelbaum and Townsen were issued stock options to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. In February 2011, non-employee director Mr. Sievert was issued a stock option to purchase 200,000 shares of common stock at an exercise price of $0.11 per share. In December 2011, non-employee directors Messrs. McWilliams, Miller, Pappelbaum, Sievert and Townsen were issued stock options to individually purchase 100,000 shares of common stock at an exercise price of $0.06 per share. For all of the exchanged stock options noted above, application of current accounting standards resulted in the recognition of additional expense related to these transactions equal to the portion of the original awards’ grant date fair value for which the directors were expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date.

The options granted to employee and non-employee directors under the EIP expire ten years from the date of grant (subject to earlier termination in the event of death or termination), are not transferable (except by will or the laws of descent and distribution). The regranted stock options described above, which entitles directors to purchase an aggregate of 2,000,000 shares of common stock, vest 25% on the date of grant and 1/36 of the total remaining grant amount for each month thereafter for three years. All other grants vest over four years, with 25% vesting after 12 months and 1/36 of the total remaining grant amount vesting each month thereafter for three years.

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2011:

DIRECTOR COMPENSATION FOR 2011

Name	Option Awards ($) (11)	Total
Mark McWilliams(1)(2)	$49,188	$49,188
Sheldon Miller(3)(4)	12,839	12,839
Stan Pappelbaum(5)(6)	82,332	82,332
Chet Sievert(7)(8)	57,218	52,218
Duwaine Townsen(9)(10)	60,114	60,114

(1)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2011 are 0 and 1,000,000.
(2)	On February 24, 2011, Mr. McWilliams forfeited a previously issued stock option, which was 67% vested, to acquire 400,000 shares of common stock with an exercise price of $0.38 and simultaneously, was granted a stock option to acquire 400,000 shares of common stock at an exercise price of $0.11. The new stock option vested 25% at grant and vests 1/36 of the total remaining stock option grant amount each month for three years. The fair value of this exchanged stock option, $36,349, is equal to the portion of the original awards’ grant date fair value for which Mr. McWilliams was expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. Also on February 24, 2011, Mr. McWilliams was granted an additional stock option to acquire 100,000 shares of common stock at an exercise price of $0.11 which vests similarly to the immediately preceding stock option described. The fair value of this stock option was determined to be $8,030. On December 16, 2011, Mr. McWilliams was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.06. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $4,809.
(3)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2011 are 0 and 600,000.
(4)	On February 24, 2011, Mr. Miller was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.11. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $8,030. On December 16, 2011, Mr. Miller was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.06. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $4,809.
(5)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2011 are 0 and 1,000,000.
(6)	On February 24, 2011, Mr. Pappelbaum forfeited two previously issued stock options, one to acquire 400,000 common shares at an exercise price of $1.09 that was fully vested and another to acquire 400,000 shares of common stock at $0.38 per share that was 67% vested and simultaneously, was granted a stock option to acquire 800,000 shares of common stock at an exercise price of $0.11. The new stock option vested 25% at grant and vests 1/36 of the total remaining stock option grant amount each month for three years. The fair value of this exchanged stock option, $69,493, is equal to the portion of the original awards’ grant date fair value for which Mr. Pappelbaum was expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. Also on February 24, 2011, Mr. Pappelbaum was granted an additional stock option to acquire 100,000 shares of common stock at an exercise price of $0.11 which vests similarly to the immediately preceding stock option described. The fair value of this stock option was determined to be $8,030. On December 16, 2011, Mr. Pappelbaum was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.06. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $4,809.
(7)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2011 are 0 and 1,000,000.
(8)	On February 24, 2011, Mr. Sievert forfeited a previously issued stock option, which was 67% vested, to acquire 400,000 shares of common stock with an exercise price of $0.38 and simultaneously, was granted a stock option to acquire 400,000 shares of common stock at an exercise price of $0.11. The new stock option vested 25% at grant and vests 1/36 of the total remaining stock option grant amount each month for three years. The fair value of this exchanged stock option, $36,349, is equal to the portion of the original awards’ grant date fair value for which Mr. Sievert was expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. Also on February 24, 2011, Mr. Sievert was granted an additional stock option to acquire 200,000 shares of common stock at an exercise price of $0.11 which vests similarly to the immediately preceding stock option described. The fair value of this stock option was determined to be $16,060. On December 16, 2011, Mr. Sievert was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.06. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $4,809.
(9)	The aggregate number of stock awards and options awards issued and outstanding as of December 31, 2011 are 0 and 600,000.

(10)	On February 24, 2011, Mr. Townsen forfeited a previously issued stock option, which was 33% vested, to acquire 400,000 shares of common stock with an exercise price of $0.27 and simultaneously, was granted a stock option to acquire 400,000 shares of common stock at an exercise price of $0.11. The new stock option vested 25% at grant and vests 1/36 of the total remaining stock option grant amount each month for three years. The fair value of this exchanged stock option, $47,275, is equal to the portion of the original awards’ grant date fair value for which Mr. Sievert was expected to render requisite services for at the modification date, plus the excess of the fair value of the modified award immediately after the modification date over the fair value of the original award immediately before the modification date. Also on February 24, 2011, Mr. Townsen was granted an additional stock option to acquire 100,000 shares of common stock at an exercise price of $0.11 which vests similarly to the immediately preceding stock option described. The fair value of this stock option was determined to be $8,030. On December 16, 2011, Mr. Townsen was granted a stock option to acquire 100,000 shares of common stock at an exercise price of $0.06. This stock option vests 25% on the first anniversary of grant and 1/36 of the total remaining grant amount each month for three years. The fair value of this stock option was determined to be $4,809.
(11)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2011 information on our equity compensation plans in effect as of that date:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,495,000	$0.23	-

Equity compensation plans not approved by security holders	3,300,000	0.10	1,700,000
Totals	14,965,000	$0.20	1,700,000

(1)	Net of equity instruments forfeited, exercised or expired.

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”). The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the EIP is 5,000,000 shares of common stock with stock option grants for 3,300,000 common shares outstanding at December 31, 2011 and 1,700,000 shares of common stock available for future stock option grants.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the “Option Plan”), which expired on January 30, 2011, provided for the grant of incentive stock options (“ISOs”) to our employees (who may also be directors) and nonqualified stock options (“NSOs”) to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not have been less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2011, we had option grants outstanding for 12,495,000 shares of common stock under the Plan, with no shares available for future issuance.

OWNERSHIP OF COMMON STOCK

The following table shows as of March 23, 2012, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group:

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 23, 2012. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 108,041,084 shares of Common Stock outstanding as of March 23, 2012, plus for each individual, any securities that individual has the right to acquire within 60 days of March 23, 2012.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
EuclidSR Partners, LP(2)	8,685,300	8%
Sheldon L. Miller(3)(11)	4,981,966	4%
Michael P. Oliver(4)(10)(11)	1,217,750	1%
Stanley Pappelbaum M.D.(5)(11)	956,250	1%
Mark McWilliams(6)(11)	843,472	1%
Chester E. Sievert(7)(11)	742,500	*
Jim Dorst(8)(10)	664,583	*
F. Duwaine Townsen(9)(11)	281,250	*
Directors and executive officers, as a group (seven persons)	9,638,771	8%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.
(2)	EuclidSR Partners, LP (“Euclid”) owns 6,143,404 shares of Common Stock and is affiliated by common control with EuclidSR Biotechnology Partners, which together own 8,776,371 shares. The business address for all Euclid affiliated entities is 45 Rockefeller Plaza, Suite 3240, New York, New York 10111.
(3)	Includes 189,583 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012. Also includes warrants to purchase 1,558,078 shares of Common Stock.
(4)	Includes 1,168,750 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(5)	Includes 506,250 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(6)	Includes 681,250 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(7)	Includes 637,500 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(8)	Includes 664,583 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(9)	Includes 281,250 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 23, 2012.
(10)	Executive Officer
(11)	Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no transactions during the last two fiscal years to which we have been a party in which the amount involved exceeded $51,983 (or 1% of the Company’s average total assets for the last two fiscal years) and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Director Independence

Although the Company is not listed on a national securities exchange, the Company has chosen to evaluate independence based upon the NASDAQ listed company rules. The Company has determined that Messrs. McWilliams, Miller, Pappelbaum, Sievert, and Townsen are independent under NASDAQ Rule 5605(a)(2). Mr. Oliver is not independent under NASDAQ Rule 5605(a)(2) because he has an employment relationship with the Company. Other than Mr. Oliver, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of management’s knowledge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. All audit-related fees were approved by our Audit Committee in fiscal 2011.

Independent Public Accountants’ Fees.   The firm of McGladrey& Pullen LLP, independent public accountants, audited our consolidated financial statements for the year ended December 31, 2011 and 2010.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees(1)	$76,000	$74,000
Audit-related fees(2)	21,430	23,110
Tax fees	—	—
All other fees	—	—
Other	—	—
	$97,430	$97,110

(1)	Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.
(2)	Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal years ended December 31, 2011 and 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity from December 31, 2011 to December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

SpectraScience, Inc. (Registrant)

Date: March 30, 2012	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: March 30, 2012
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James Dorst
James Dorst	Date: March 30, 2012
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 30, 2012
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 30, 2012
Director

/s/ Chester E. Sievert
Chester E. Sievert	Date: March 30, 2012
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: March 30, 2012
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: March 30, 2012
Director

SPECTRASCIENCE, INC.

EXHIBIT INDEX

FORM 10-K FOR FISCAL YEAR 2011

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among the Company, Euclid Partners IV, L.P., EuclidSR Partners, L.P., EuclidSR Biotechnology Partners IV, L.P., Stephen L. Watson and Ross Flewelling (Incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K filed on November 13, 2007)
3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009)
3.2	Amended and Restated Articles of Incorporation(Incorporated by reference to exhibit 3.1 to the Company Report on Form 8-K filed August 6, 2004)
3.3	Amended Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2009)
3.4+	Certificate of Redesignation of Series C Preferred Stock
4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.2	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.3	Common Stock Purchase Warrant issued to Placement Agent (Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008)
4.4	Certificate of Designation of Rights and Preferences of Series B Preferred stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.5	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.6	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series C Preferred Stock(Incorporated by reference to exhibit 4.5 to the Company Report on Form 8-K filed June 24, 2010)
4.7	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of SpectraScience, Inc.(Incorporated by reference to exhibit 4.6 to the Company Report on Form 8-K filed June 24, 2010)
4.8	Form of Agent Warrant for Series C Preferred Stock offering (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
4.9	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed on January 30, 2012)
4.10	Form of Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 8-K filed on January 30, 2012)
10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004)

10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)
10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2011)
10.6*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2011)
10.7*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011)
10.8	Dealer Agreement dated April 6, 2010 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.9	Dealer Agreement dated July 2, 2009 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.10+	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering
21+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, and SpectraScience International, Inc., a Minnesota corporation
23.1+	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.
+ Filed herewith.
++ Furnished herewith.
* Denotes management compensatory plan or contract.

