Form 10-Q
period 2012-03-31
SPECTRASCIENCE INC
filed 2012-05-16
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 10, 2012 was 108,041,084.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,004,933	$250,723
Accounts receivable, net	26,735	26,735
Inventories	444,770	367,838
Deferred debt issuance costs	690,487	-
Prepaid expenses and other current assets	26,543	24,493
Total current assets	2,193,468	669,789

Fixed assets, net	214,034	244,275
Patents, net	2,378,237	2,432,732
TOTAL ASSETS	$4,785,739	$3,346,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595,976	$695,809
Convertible debt	2,350,526	-
Discount	(1,960,161)	-
Convertible debt, net	390,365	-
Derivative liability	2,025,559	-
Accrued expenses	115,068	145,356
Total current liabilities	3,126,968	841,165

Warrant liability	2,205,563	-
TOTAL LIABILITIES	5,332,531	841,165

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at March 31, 2012 and December 31, 2011, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of March 31, 2012 and December 31, 2011	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding 1,000,000 shares at March 31, 2012 and December 31, 2011, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares; Issued and outstanding—108,041,084 shares at March 31, 2012 and December 31, 2011	1,080,411	1,080,411
Additional paid-in capital	31,022,508	30,922,930
Accumulated deficit	(32,685,561)	(29,533,560)
TOTAL SHAREHOLDERS’ EQUITY	(546,792)	2,505,631
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,785,739	$3,346,796

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Research and development	380,286	211,679
General and administrative	547,645	547,110
Sales and marketing	108,696	95,899
Total operating expenses	1,036,627	854,688
Loss from operations	(1,036,627)	(854,688)

Other expense (income)
Interest expense	38,028	-
Change in fair value of derivative and warrant liabilities	1,582,406	-
Amortization of derivative and warrant liability discount	351,425	-
Amortization of deferred debt issuance costs and original issue discount	143,571	-
Other expense, net	(56)	(157)
	(2,115,374)	(157)
Net (Loss)	$(3,152,001)	$(854,845)
Basic and diluted net (loss) per share	$(0.03)	$(0.01)
Weighted average common shares outstanding	108,041,084	108,019,251

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,922,930	$(29,533,560)	$2,505,631
Stock based compensation – consultants					7,121		7,121
Stock based compensation – employees					92,457		92,457
Net loss						(3,152,001)	(3,152,001)
Balance, March 31, 2012	3,585,000	$35,850	108,041,084	$1,080,411	$31,022,508	$(32,685,561)	$(546,792)

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(3,152,001)	$(854,845)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	88,906	79,968
Amortization of derivative and warrant liabilities discount	351,425	-
Amortization of deferred debt issuance costs and original issue discount	143,571	-
Change in the fair value of derivative and warrant liabilities	1,582,406	-
Stock-based compensation employees	92,457	165,774
Stock-based compensation consultants	7,121	6,051
Impairment of LUMA Equipment	-	12,364
Fair market value of common stock and warrants issued for services	-	8,000
Changes in operating assets and liabilities:
Inventory	(76,932)	5,251
Prepaid expenses and other assets	(2,050)	36,616
Accounts payable	(99,833)	42,961
Accrued expenses	(30,288)	(78,286)
Net cash (used in) operating activities	(1,095,218)	(576,146)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	-	1,998,974
Purchases of fixed assets	(4,170)	-
Net cash provided by (used in) investing activities	(4,170)	1,998,974

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	2,233,000	-
Payment of debt issuance costs	(379,402)	-
Net cash provided by financing activities	1,853,598	-

Net increase in cash and cash equivalents	754,210	1,422,828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	250,723	1,764,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,004,933	$3,187,631

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2012

1.	Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiary Luma Imaging Corp. (“LUMA”). From 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had negative working capital of approximately $934,000 and cash and cash equivalents of approximately $1.0 million. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”). Under the Engagement Agreement, Laidlaw will assist the Company in raising up to $20.0 million in capital over the next two years. During the three-month period ended March 31, 2012, the Company raised approximately $1.85 million under this agreement. The Company anticipates that its convertible debt will be converted into shares of common stock and that, at the time of this conversion, any remaining derivative and warrant liabilities will be reclassified as equity. As a result, the Company expects that these liabilities will have no effect on our cash position. However, if the Company does not receive additional funds in a timely manner, the Company may not be able to continue as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact our cash flow. The Company expects to incur significant additional operating losses through at least the remainder of 2012, as it completes proof-of-concept trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalent accounts

Inventory Valuation

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

Valuation of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the patents. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

Warrants/Embedded Derivatives

The Company has outstanding Warrants in conjunction with its convertible debt.  Due to certain features of these instruments, the related liability warrants are recorded at fair value at issuance, using the Black-Scholes option valuation model, and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. The liability warrants will remain until such time as they are exercised or the related convertible debt matures when they will be adjusted to fair value and reclassified from liabilities to equity.

The Company has convertible features (embedded derivatives) in its convertible debt. Due to certain features of these instruments, the embedded derivatives are recorded at fair value and classified as liabilities on the balance sheet. The embedded derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. These embedded derivatives will remain until such time as they are exercised or the convertible debt matures at which time they will be adjusted to fair value and reclassified from liabilities to equity.

Fair Value Measurement

In general, fair value measurements are based upon quoted market prices, where available. If quoted market prices are not available, fair value measurements are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and require some degree of judgment regarding interest rates, credit risk, prepayments and other factors. The use of different assumptions or estimation techniques may have a significant effect on the fair value amounts reported.

Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance primarily impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2012, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 5,000,000 shares of common stock.  At March 31, 2012, the Company had outstanding 16,320,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 15% of the Company’s outstanding shares (6,990,103 of which were exercisable), with 1,175,000 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the three months ended March 31, 2012 and 2011:

	2012	2011
Expected life	5 Years	5 Years
Risk-free interest rate	.85%	2.19%
Expected volatility	113%	115%
Expected dividend yield	0%	0%

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

Volatility is a calculation based on the Company’s stock price since the beginning of the successor company. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparison to other similar companies in its area of interest, the current early revenue stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2011	1,700,000	15,795,000	$0.20	8.20	-
Options granted	(525,000)	525,000	$0.09	9.90	-
Outstanding at March 31, 2012	1,175,000	16,320,000	$0.20	8.01	-
Exercisable at March 31, 2012		6,990,103	$0.28	6.91	-

There were no options exercised during the three months ended March 31, 2012 and 2011. At March 31, 2012, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $798,000, which we expect to be recognized over the next three years.

Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$57,782	$225,729
Finished goods	386,988	142,109
Totals	$444,770	$367,838

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the three month periods ended March 31, 2012 and 2011, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three months ended March 31, 2012 include stock options to purchase 16,320,000 shares of common stock, stock options reserved for issuance of 1,175,000, warrants to purchase 53,397,411 shares of common stock, convertible debt convertible into 41,021,402 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock. If converted under the treasury method, these instruments would have resulted in 31,257,478 additional equivalent common shares outstanding.

3. Liabilities

Convertible Debentures

For the three-month period ended March 31, 2012, the Company issued Convertible Debentures (“Debentures”) at a face amount of $2,350,526. At March 31, 2012, the unamortized discount of $1,960,161 consisted of a discount on the derivative liability of $966,340, discount on the warrant liability of $895,164 and original issue discount of $98,657. The discount will be amortized over the remaining term of the Debentures. The Debentures have a term of 6 months, accrue interest at a rate of 20% per year, carry an original issue discount of 5% and will convert into common stock at an initial conversion price of $0.0573 per share at maturity. The Debentures were issued with detachable five-year cashless warrants (“Holders Warrants”) that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price of $0.0745 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price of $0.0745 per share. At March 31, 2012, there were Debentures, Holders Warrants and Agent Warrants convertible into 41,021,402, 20,510,701 and 6,153,210 shares of common stock, respectively. The conversion price of the Debentures and the exercise price of the warrants are subject to an adjustment feature in the event that the Company issues securities for less than the conversion price of the Debentures or the exercise price of the Holders Warrants and Agent Warrants. The accounting for the adjustment features of the conversion price and the warrant exercise price is described separately below under, “Warrant Liability” and “Derivative Liability”. The Company received cash proceeds of $1,851,098, net of $117,526 in original issue discount and $379,402 in transaction costs upon issuance of the Debentures. On March 31, 2012, if converted, the value of the Debentures would exceed their fair value by approximately $1,752,000.

Warrant Liability

The Company issued convertible Debentures with Holders Warrants and Agent Warrants that include a possible exercise adjustment feature in the event that we issue securities for consideration less than that offered with the warrants (referred to as “Derivative Warrants”). Effective January 1, 2009, the accounting guidance regarding derivative warrants changed and required that certain of the Company’s warrants be recorded as a liability and measured at fair value recorded in earnings. The Company records the fair value of these warrants in its statement of operations in the line “Change in fair value of derivative and warrant liabilities”. The Company measures these warrants using a modified Black-Scholes option valuation model using similar assumptions to those described herein under, “Stock Based Compensation.” For the three-month period ended March 31, 2012 the Company recorded non-cash expense and an adjustment to warrant liability related to these warrants of approximately $875,000. At March 31, 2012, there were exercisable warrants to purchase 26,663,911 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of these warrants is approximately six months. Upon inception of the Debentures, the Company recorded a Warrant Liability of $1,508,081 and an initial fair value non-cash expense of $380,334. For the three-month period ending March 31, 2012, the Company recorded non-cash expense of $317,148 which represents the change in the fair value of the Warrant Liability from inception to March 31, 2012, resulting in a Warrant Liability amount of $2,205,563.

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the warrant liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting effect on the Company’s net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Convertible Debentures, which the warrants are associated with, matures (approximately six months). Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

Derivative Liability

During the three-month period ended March 31, 2012, the Company issued convertible Debentures with a conversion price that includes a possible exercise adjustment feature in the event that it issues securities for consideration less than that offered with the convertible Debentures (referred to as “Derivative Liabilities”). The Company records the fair value of the conversion feature in its income statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures the conversion feature using a modified Black-Scholes option valuation model using similar assumptions to those described herein entitled, “Stock Based Compensation.” For the three-month period ended March 31, 2012 the Company recorded non-cash expense and liability related to this conversion feature of approximately $2,026,000. At March 31, 2012, there were convertible shares to purchase 41,021,402 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of this conversion feature is approximately six months. Upon inception of the Debentures, the Company recorded a Derivative Liability of $1,140,635 and an initial fair value non-cash expense of $432,685. For the three-month period ending March 31, 2012, the Company recorded non-cash expense of $452,239 which represents the change in the fair value of the Derivative Liability from inception to March 31, 2012, resulting in a Derivative Liability amount of $2,025,559 at March 31, 2012.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Convertible Debentures, which the convertible feature is associated with, matures (approximately six months). Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

4. Shareholders’ Equity

Stock Options

In February 2012, the Company granted a stock option to purchase 500,000 shares of common stock at an exercise price of $0.09 per share to its European Director of Business Development. The option vests 25% at grant and 1/36 of the remaining grant amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

In March 2012, the Company granted a stock option to purchase 25,000 shares of common stock at an exercise price of $0.10 per share to a contractor. The option vests 25% at March 31, 2013 and 1/36 of the remaining amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

5. Fair Value Measurements

Accounting guidance on fair value measurements and disclosures defines fair value, establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system, and defines required disclosures. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business.

The Company's balance sheet contains derivative and warrant liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

Level 1: uses quoted market prices in active markets for identical assets or liabilities.

Level 2: uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: uses unobservable inputs that are not corroborated by market data.

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A modified Black Scholes option valuation model was used to determine the fair value with similar assumptions to those described herein entitled, “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of March 31, 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2012
Derivative liability	$-	$-	$2,025,559	$2,025,559
Warrant liability	-	-	2,205,563	2,205,563
Total	$-	$-	$4,231,122	$4,231,122

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the quarter ended March 31, 2012:

Liabilities
Beginning balance, December 31, 2011	$-
Issuance of convertible debt and warrants resulting in derivative and warrant liabilities	2,648,716
Change in the estimated fair value	1,582,406
Ending balance, March 31, 2012	$4,231,122

6. Contingencies

None

7. Subsequent Events

None

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, regulatory goals and developments, future financial position, expectations with respect to future cash needs and the sufficiency of our working capital and expectations regarding operating losses for the remainder of the current fiscal year, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first product to incorporate its proprietary Laser Induced Fluorescence technology for worldwide clinical use. The WavSTAT System carries the CE mark designation which allows for its sale and marketing in the European Union for the diagnosis of cancer. The Company’s second planned application of this technology for detecting early stage esophageal cancer is presently undergoing a clinical trial to determine its marketability. Upon successful completion of the trial, the Company plans to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. The Company believes it has a strong intellectual property portfolio that will allow it to continue to expand its WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

Plan of Operation

During the past 12 months, SpectraScience spent a majority of its time and significant resources redesigning and manufacturing its improved WavSTAT4 Optical Biopsy System. Improvements included a redesign of the system to make it easier to use and the development of a new diagnostic algorithm that the Company believes is more accurate and reliable. The WavSTAT4 completed production and qualified for sale in the European Union under the CE Mark in December 2011.

Over the next 12 months, SpectraScience intends to:

·	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application in the European Union;

·	Work to establish a strategic distribution partnership, preferably with a large endoscope manufacturer, to market and sell the WavSTAT4 Optical Biopsy System in international markets for the detection and treatment of colon cancer and pre-cancer;

·	Continue WavSTAT4 System clinical trials related to the diagnosis of esophageal cancer with a goal to introduce an esophageal application in the European Union in early 2013;

·	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Russia and India;

·	Begin WavSTAT4 clinical trials for diagnosis of colon cancer, the goal of which is the preparation of a Supplemental PMA filing with the FDA for approval for sale in the United States;

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

·	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Three Months Ended March 31, 2012 and 2011

The Company recognized no revenue for the three months ended March 31, 2012 and 2011, respectively. The lack of revenue in the current three-month period is because of the Company’s focus on the introduction of the improved WavSTAT 4 System in Europe and its efforts to establish new distribution channels in the European Union.

Total operating expenses increased from approximately $855,000 to $1,037,000, an increase of approximately $182,000 for the three-month period ended March 31, 2012 as compared to the three-month period ended March 31, 2011. This overall increase was comprised of approximate increases in research and development expense of $168,000, $1,000 in general and administrative expense and $13,000 in sales and marketing expense. Non-operating expense increased approximately $2,115,000 as a result of non-cash expenses related to convertible Debenture issuance comprised of approximate increases in warrant and derivative liability expense of $1,582,000, increased amortization of debt discount of approximately $351,000 and increased amortization of debt issuance costs and original issue discount of approximately $144,000.

Research and development expenses increased approximately $168,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Overall research and development expenses for the comparative periods were approximately $380,000 and $212,000, respectively. The Company incurred approximate increases in engineering development expense of $116,000, payroll expense of $44,000, clinical trials expense of $13,000 and all other expense of $15,000, offset by approximate decreases in consulting expense of $20,000. The increase in engineering development expense reflected continued refinement of the WavSTAT4 System while the increase in all other expenses was a result of increased development efforts related to the development of our esophageal diagnostic application.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were approximately $548,000 and $547,000, respectively. The approximate $1,000 increase for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to approximate increases in payroll expense of $38,000, investor relations expense of $34,000, depreciation expense of $17,000, rent expense of $14,000, insurance expense of $12,000 and all other expense of $7,000, offset by approximate decreases in stock option expense of $73,000, consulting expense of $28,000 and financial amortization expense of $20,000. Approximate expense increases were a result of increased overall business activity while the reduction in stock option expense reflected higher prior period expense because of stock option grants issued in the prior three-month period.

Sales and marketing expenses for the three months ended March 31, 2012 and 2011 were approximately $109,000 and $96,000, respectively. The increase of approximately $13,000 was primarily due to approximate increases of $12,000 in travel expense and $10,000 in stock compensation expense, offset by an approximate decrease of $9,000 in consulting expense. The increases are generally a result of the Company beginning the process of the introduction of the WavSTAT 4 System into the European Union.

As a result of the above, the approximate net operating loss for the three months ended March 31, 2012 and 2011 was $1,037,000 and $855,000, respectively.  Of the net operating loss for the quarter ended March 31, 2012, approximately $100,000 was comprised of non-cash stock-option expense.

Non-cash other expense increased approximately $2,115,000 for the three-month period ended March 31, 2012 as compared to the three-month period ended March 31, 2011. This increase was due to the issuance of approximately $2,351,000 face value of convertible debentures during the quarter ended March 31, 2012. Provisions of the convertible debentures required the classification of certain features as liabilities which are re-measured at fair value at the end of each reporting period. As a result, certain components of the convertible debentures have been classified as liabilities and debt discounts, with the change in fair value of some of these components and the amortization of resulting discounts being reflected on the income statement as non-cash interest expense. For the period ended March 31, 2012, the Company recognized increases of $1,582,000 as result of the change in warrant and derivative liabilities fair value, $351,000 in amortization of discounts, $144,000 in amortization of original issue discount and debt issuance costs and $38,000 in interest expense.

As a result of the above, the net loss increased by $2,297,000 for the three months ended March 31, 2012 and 2011 from $855,000 to $3,152,000.  Of the net loss for the quarter ended March 31, 2012, $2,215,000 was comprised of non-cash other expense.

Liquidity and Capital Resources

As of March 31, 2012, the Company had negative working capital of approximately $934,000 and cash and cash equivalents of approximately $1.0 million, compared to negative working capital of approximately $171,000 an cash and cash equivalents of approximately $251,000 as of December 31, 2011. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. Under the Engagement Agreement, Laidlaw will assist the Company in raising up to $20.0 million in capital over the next two years. For the three-month period ending March 31, 2012, the Company issued Convertible Debentures (the “Debentures”) at a face amount of $2,350,526. The Debentures have a term of six months, accrue interest at a rate of 20% per year, carry and original issue discount of 5% and will convert into common stock at an initial conversion price of $0.0573 per share. The Debentures were issued with detachable five-year cashless warrants (Holders Warrants”) that allow the holders to purchase one share of common stock for each two shares available under the converted Debentures at an exercise price of $0.0745 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price of $0.0745 per share. The Company anticipates that its convertible debt will be converted into shares of common stock and that, at the time of this conversion, any remaining derivative and warrant liabilities will be reclassified as equity. As a result, the Company expects that these liabilities will have no effect on our cash position.

During the three-month period ended March 31, 2012, the Company raised approximately $1.85 million under the Engagement Agreement pursuant to the offering of Debentures and Holders Warrants described above. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations which requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

In addition to the critical policies disclosed in the Company’s 10-K for period ended December 31, 2011, the policy below related to warrants and embedded derivatives is considered a critical accounting policy.

Warrants/Embedded Derivatives

The Company has outstanding Warrants in conjunction with its convertible debt.  The related liability warrants are recorded at fair value at issuance, using the Black-Scholes option valuation model, and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. The liability warrants will remain until such time as they are exercised or the related convertible debt matures when they will be adjusted to fair value and reclassified from liabilities to equity.

The Company has convertible features (embedded derivatives) in its convertible debt. The embedded derivatives are recorded at fair value and classified as liabilities on the balance sheet. The embedded derivatives will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded on the statement of operations at each reporting date. These embedded derivatives will remain until such time as they are exercised or the convertible debt matures at which time they will be adjusted to fair value and reclassified from liabilities to equity.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2011, the Company entered into an Engagement Agreement (the “Agreement”) with Laidlaw. Under the Agreement, Laidlaw will provide the Company financial advisory, strategic financial planning and fundraising services. The terms of the Agreement provide for the issuance of five-year warrants to Laidlaw to purchase 6,153,210 shares of Common Stock at an exercise price of $0.0745 per share. The warrants were issued on March 31, 2012. The issuance was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

In February 2012, the Company granted a stock option to purchase 500,000 shares of common stock at an exercise price of $0.09 per share to its European Director of Business Development. The option vests 25% at grant and 1/36 of the remaining grant amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

In March 2012, the Company granted a stock option to purchase 25,000 shares of common stock at an exercise price of $0.10 per share to a contractor. The option vests 25% at March 31, 2013 and 1/36 of the remaining amount monthly for three years. The grant was deemed to be exempt from registration under either Section 4(2) of the Securities Act of 1933 or Rule 506 under Regulation D as an issuance not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

4.1	Form of Debenture issued by the Company to each Subscriber in the Company’s Convertible Debenture Offering, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 30, 2012.

4.2	Form of Warrant issued by the Company to each Subscriber in the Company’s Convertible Debenture Offering, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2012.

10.1	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: May 15, 2012	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2012	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)

