Form 10-Q
period 2012-06-30
SPECTRASCIENCE INC
filed 2012-08-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 10, 2012 was 119,609,409.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$185,292	$250,723
Accounts receivable, net	312,822	26,735
Inventories	342,380	367,838
Deferred debt issuance costs	287,321	-
Prepaid expenses and other current assets	11,579	24,493
Total current assets	1,139,394	669,789

Fixed assets, net	167,570	244,275
Patents, net	2,323,743	2,432,732
TOTAL ASSETS	$3,630,707	$3,346,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,137	$695,809
Convertible debt	2,350,526	-
Discount	(807,600)	-
Convertible debt, net	1,542,926
Derivative liability	3,829,325	-
Accrued expenses	231,306	145,356
Total current liabilities	6,320,694	841,165

Warrant liability	3,291,354	-
TOTAL LIABILITIES	9,612,048	841,165

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at June 30, 2012 and December 31, 2011, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of June 30, 2012 and December 31, 2011	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding -1,000,000 shares at June 30, 2012 and December 31, 2011, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 175,000,000 shares; shares issued and outstanding—108,041,084 shares at June 30, 2012 and December 31, 2011	1,080,411	1,080,411
Additional paid-in capital	31,115,867	30,922,930
Accumulated deficit	(38,213,469)	(29,533,560)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(5,981,341)	2,505,631
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,630,707	$3,346,796

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$310,125	$-	$310,125	$-
Cost of revenue	200,294	-	200,294	-
Gross profit	109,831	-	109,831	-

Operating expenses:
Research and development	289,413	288,601	669,699	500,280
General and administrative	652,754	514,387	1,200,400	1,061,498
Sales and marketing	132,056	158,556	240,751	254,455
Total operating expenses	1,074,223	961,544	2,110,850	1,816,233
Loss from operations	(964,392)	(961,544)	(2,001,018)	(1,816,233)

Other expense (income)
Interest expense	116,309	-	154,336	-
Change in fair value of derivative and warrant liabilities	2,889,557	-	4,471,963	-
Amortization of derivative and warrant liability discount	1,094,437	-	1,445,862	-
Amortization of deferred debt issuance costs and original issue discount	461,289	-	604,861	-
Other expense, net	1,924	(2,479)	1,868	2,311
	4,563,516	(2,479)	6,678,890	2,311
Net (Loss)	(5,527,908)	(959,065)	(8,679,909)	(1,813,922)
Basic and diluted net (loss) per share	$(0.05)	$(0.01)	$(0.08)	$(0.02)
Weighted average common shares outstanding	108,041,084	108,041,084	108,041,084	108,030,167

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,922,930	$(29,533,560)	$2,505,631

Stock based compensation – consultants					18,543		18,543
Stock based compensation – employees					174,394		174,394
Net loss						(8,679,909)	(8,679,909)
Balance, June 30, 2012	3,585,000	$35,850	108,041,084	$1,080,411	$31,115,867	$(38,213,469)	$(5,981,341)

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(8,679,909)	$(1,813,911)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	189,864	153,754
Amortization of derivative and warrant liabilities discount	1,445,862	-
Amortization of deferred debt issuance costs and original issue discount	604,861	-
Change in fair value of derivative and warrant liabilities	4,471,963	-
Stock-based compensation employees	174,394	257,141
Stock-based compensation consultants	18,543	9,233
Amortization of prepaid financing costs	-	12,363
Fair market value of common stock and warrants issued for services	-	8,000
Changes in operating assets and liabilities:
Accounts receivable	(286,087)	-
Inventory	25,458	5,641
Prepaid expenses and other assets	12,914	39,988
Accounts payable	21,328	16,221
Accrued expenses	85,950	126,566
Net cash (used in) operating activities	(1,914,859)	(1,185,004)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	-	1,998,974
Purchases of fixed assets	(4,170)	-
Net cash from (used in) investing activities	(4,170)	1,998,974

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	2,233,000	-
Debt issuance costs	(379,402)	-
Net cash provided by financing activities	1,853,598	-

Net increase (decrease) in cash and cash equivalents	(65,431)	813,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	250,723	1,764,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185,292	$2,578,773

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2012

1.     Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corp. (“LUMA”). Since 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

The Company has developed and received CE mark approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT4 Optical Biopsy System operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. Beginning in December 2011, the WavSTAT 4 began to be sold in the European Union for colon cancer detection. In June 2012 the Company entered into a distribution agreement with PENTAX Europe, GmbH, for the sale of its systems internationally.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and interest income. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least 2012, as it completes proof-of-concept trials, begins outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of June 30, 2012, the Company had negative working capital of approximately $5.2 million and cash and cash equivalents of approximately $185,000. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”). Under the Engagement Agreement, Laidlaw will assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. During the six-month period ended June 30, 2012, the Company raised approximately $1.85 million under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations which requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

As of June 30, 2012, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 5,000,000 shares of common stock.  At June 30, 2012, the Company had outstanding 16,295,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 15% of the Company’s outstanding shares (7,973,124 of which were exercisable), with 1,200,000 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are emerging and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the six months ended June 30, 2012 and 2011:

	2012	2011
Expected life	5 Years	-
Risk-free interest rate	.85%	-
Expected volatility	114%	-
Expected dividend yield	0%	-

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

Volatility is a calculation based on fluctuations in the Company’s stock price over a historical time period consistent with the estimated life of the option. Management computed and tested this volatility calculation for reasonableness and found it to be acceptable based on a number of factors including the Company’s current market capitalization, comparison to other similar companies in its area of interest, the current early revenue stage of the Company and management’s estimate of the net present value of forward looking profits that has been compiled (for which there is no assurance).

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2011	1,700,000	15,795,000	$0.20	8.01	-
Options granted	(500,000)	500,000	$0.09	9.63	-
Options exercised	-	-	-	-	-
Options forfeited	-	-	-	-	-
Options expired under 2001 EIP	-	-	-	-	-
Additional options authorized	-	-	-	-	-
Outstanding at June 30, 2012	1,200,000	16,295,000	$0.20	7.76	-
Exercisable at June 30, 2012	-	7,973,124	$0.26	6.88	-

There were no options exercised during the six months ended June 30, 2012 and 2011. At June 30, 2012, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $673,000, which we expect to be recognized over the next three years.

Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$271,326	$225,729
Finished goods	71,054	142,109
Totals	$342,380	$367,838

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the six month periods ended June 30, 2012 and 2011, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the six months ended June 30, 2012 include stock options to purchase 16,295,000 shares of common stock, warrants to purchase 53,396,441 shares of common stock, convertible debt convertible into 41,021,402 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock.

3. Liabilities

Convertible Debentures

For the six-month period ended June 30, 2012, the Company issued Convertible Debentures (“Debentures”) at a face amount of $2,350,526. At June 30, 2012, the unamortized discount of $807,600 consisted of a discount on the derivative liability of $402,222, discount on the warrant liability of $364,844 and original issue discount of $40,534. The discount will be amortized over the remaining term of the Debentures. The Debentures have an original term of 6 months, accrue interest at a rate of 20% per year, carry an original issue discount of 5% and will convert into common stock at an initial conversion price of $0.0573 per share at maturity. The Debentures were issued with detachable five-year cashless warrants (“Holders Warrants”) that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price of $0.0745 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price of $0.0745 per share. At June 30, 2012, there were Debentures, Holders Warrants and Agent Warrants convertible or exercisable into 41,021,402, 20,510,701 and 6,153,210 shares of common stock, respectively. The conversion price of the Debentures and the exercise price of the warrants are subject to an adjustment feature in the event that the Company issues securities for less than the conversion price of the Debentures or the exercise price of the Holders Warrants and Agent Warrants. The accounting for the adjustment features of the conversion price and the warrant exercise price is described separately below under, “Warrant Liability” and “Derivative Liability”. Upon issuance of the Debentures the Company received net cash proceeds of $1,851,098, net of $379,402 in transaction costs and $117,526 of original issue discount. On June 30, 2012, if converted, the value of the Debentures would exceed their face value by approximately $3,803,000.

Warrant Liability

The Company issued Debentures with Holders Warrants and Agent Warrants that include a possible exercise adjustment feature in the event that the Company issues securities for consideration less than that offered with the warrants (referred to as “Derivative Warrants”) and in certain change of control transactions. Effective January 1, 2009, the accounting guidance regarding derivative warrants changed and required that certain of the Company’s warrants be recorded as a liability and measured at fair value recorded in earnings. The Company records the fair value of these warrants in its statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures these warrants using a modified Black-Scholes option valuation model using similar assumptions to those described herein under, “Stock-Based Compensation.” For the six month period ended June 30, 2012, the Company recorded non-cash expense related to these warrants of approximately $2,769,000. At June 30, 2012, there were exercisable warrants to purchase 26,663,911 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of these warrants is approximately four years and six months. Upon issuance of the Debentures, the Company recorded a Warrant Liability of $1,888,415 and an initial fair value non-cash expense of $380,334. For the six-month period ended June 30, 2012, the Company recorded non-cash expense of $1,402,939 which represents the change in the fair value of the Warrant Liability from inception to June 30, 2012, resulting in a Warrant Liability amount of $3,291,354.

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the warrant liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. The resulting effect on the Company’s net loss is therefore subject to significant fluctuation and will continue to be so until the Derivative Warrants expire (approximately five years from the date of issuance). Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

Derivative Liability

During the six-month period ended June 30, 2012, the Company issued convertible Debentures with a conversion price that includes a possible exercise adjustment feature in the event that it issues securities for consideration less than that offered with the convertible Debentures (referred to as “Derivative Liabilities”). The Company records the fair value of the conversion feature in its statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures the conversion feature using a modified Black-Scholes option valuation model using similar assumptions to those described herein entitled, “Stock-Based Compensation.” For the six month period ended June 30, 2012, the Company recorded non-cash expense related to this conversion feature of approximately $3,427,000. At June 30, 2012, there were convertible shares to purchase 41,021,402 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of this conversion feature is approximately six months. Upon issuance of the Debentures, the Company recorded a derivative liability of $1,573,320 and an initial fair value non-cash expense of $432,685. For the six-month period ended June 30, 2012, the Company recorded non-cash expense of $2,256,005 which represents the change in the fair value of the Derivative Liability from inception to June 30, 2012, resulting in a Derivative Liability amount of $3,829,325 at June 30, 2012.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Debentures, which the convertible feature is associated with, matures (approximately six months from the date of issuance). Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

4. Shareholders’ Equity

Stock Options

In February 2012, the Company granted a stock option to purchase 500,000 shares of common stock at an exercise price of $0.09 per share to our European Director of Business Development. The option vests 25% at grant and 1/36 of the remaining grant amount monthly for three years.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of June 30, 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2012
Derivative liability	$-	$-	$3,829,325	$3,829,325
Warrant liability	-	-	3,291,354	3,291,354
Total	$-	$-	$7,120,679	$7,120,679

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Beginning balance, December 31, 2011	$-	$-	$-
Issuance of convertible debt and warrants
Resulting in derivative and warrant liabilities	1,888,415	1,573,319	3,461,734
Change in estimated fair value	317,148	452,240	769,388
Balance, March 31, 2012	2,205,563	2,025,559	4,231,122
Change in the estimated fair value	1,085,791	1,803,766	2,889,557
Ending balance, June 30, 2012	$3,291,354	$3,829,325	$7,120,679

6. Contingencies

None

7. Subsequent Events

In July 2012, the Company issued 30,000 restricted common shares to a vendor for services. The fair value of the shares was determined to be $8,000, based upon the market value of the stock on the date of issuance.

On July 13, 2012, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of capital stock from 225,000,000 to 325,000,000, consisting of an increase in authorized shares of common stock from 175,000,000 to 275,000,000.

In August 2012, Holders of Convertible Debentures with a face value of $600,000 converted their Debentures into 10,471,204 shares of common stock. In addition, associated with these Debentures, the Company paid $60,000 in accrued interest by issuing 1,047,120 shares of common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products and expectations with respect to their performance and acceptance, beliefs about the strengths of our intellectual property portfolio, regulatory goals and developments, our agreement with Laidlaw, future financial position, expectations with respect to stock option expense recognition, future cash needs, the sufficiency of our working capital and operating losses for the remainder of the current fiscal year, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

The Company recognized approximately $310,000 and $0 in revenue for the three months ended June 30, 2012 and 2011, respectively. The revenue in the fiscal 2012 three-month period resulted from the Company’s distribution agreement with PENTAX Europe, GmbH, signed in June 2012. As a result the Company recognized gross profit of approximately $110,000 for the quarter ended June 30, 2012.

Total operating expenses increased from approximately $962,000 to $1,074,000, an increase of approximately $112,000 for the three-month period ended June 30, 2012 as compared to the three-month period ended June 30, 2011. This overall increase was comprised of approximate increases in general and administration expense of $139,000 offset by an approximate reduction of $27,000 in sales and marketing expense.

Research and development expenses remained unchanged for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Overall research and development expenses for the comparative periods were approximately $289,000 for each period. Despite the similar expense amounts between the periods there were changes within expense categories. The Company incurred approximate increases in engineering development expense of $32,000 offset by approximate decreases in travel expense of $19,000 and all other expense of $13,000. The increase in engineering development expense reflected continued software refinement of the WavSTAT4 System while the offsetting decrease was a result of decreased travel expense in the three-month period ended June 30, 2012 as compared to the same period one year ago.

General and administrative expenses for the three months ended June 30, 2012 and 2011 were approximately $653,000 and $514,000, respectively. The approximate $139,000 increase for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to approximate increases in consulting expense of $58,000, investor relations expense of $42,000, depreciation expense of $30,000, bad debt expense of $27,000 and all other expense of $4,000 offset by approximate decreases in accounting expense of $11,000 and travel expense of $11,000. These expense increases were a result of increased overall business activity and investor relations programs.

Sales and marketing expenses for the three months ended June 30, 2012 and 2011 were approximately $132,000 and $159,000, respectively. The decrease of approximately $27,000 was due to approximate decreases of $49,000 in recruiting expense, $19,000 in travel expense and $5,000 in delivery expense offset by approximate increases of $43,000 in payroll expense and $3,000 in trade show expense. The decreases are generally a result of the long recruitment time required to hire a European-based business development executive to service international markets and the lower associated travel expenses. The increase is primarily the result of the increased payroll cost of this executive.

As a result of the above, the approximate net operating loss for the three months ended June 30, 2012 and 2011 was $964,000 and $962,000, respectively.  Of the net operating loss for the quarter ended June 30, 2012, approximately $93,000 was comprised of non-cash stock option expense.

Non-operating expense increased approximately $4,566,000 as a result of non-cash expenses related to our convertible debt issuance comprised of approximate increases in warrant and derivative liability expense of $2,890,000, increased amortization of debt discount of approximately $1,094,000, increased amortization of debt issuance costs and original issue discount of approximately $461,000, increased interest expense of approximately $117,000 and increases in other non-operating expense of approximately $4,000.

As a result of the above, the approximate net loss increased by $4,569,000 for the three months ended June 30, 2012 and 2011 from approximately $959,000 to $5,528,000.  Of the net loss for the quarter ended June 30, 2012, approximately $4,655,000 was comprised of non-cash expense.

Six Months Ended June 30, 2012 and 2011

The Company recognized approximately $310,000 and $0 revenue for the six months ended June 30, 2012 and 2011, respectively. The revenue in the current six-month period is a result of the Company’s distribution agreement with PENTAX Europe, GmbH, signed in June of 2012. As a result the Company recognized gross profit of approximately $110,000 for the six-month period ended June 30, 2012.

Total operating expenses increased from approximately $1,816,000 to $2,111,000, an increase of approximately $295,000 for the six-month period ended June 30, 2012 as compared to the six-month period ended June 30, 2011. This overall increase was comprised of approximate increases in research and development expense of $169,000, general and administration expense of $139,000 offset by an approximate reduction of $13,000 in sales and marketing expense.

Research and development expenses increased approximately $169,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Overall research and development expenses for the comparative periods were approximately $670,000 and $500,000, respectively. The increase was comprised of approximate increases in engineering development expense of $148,000, Payroll expense of $51,000 offset by approximate decreases in travel expense of $13,000 and all stock option expense of $17,000. The increase in engineering development expense reflected the continued refinement of the WavSTAT4 System. Payroll expense increased due to increased regulatory salary expense while the decrease in travel expense in the six-month period ended June 30, 2012 as compared to the same period one year ago was a result of less international travel in the current comparative period.

General and administrative expenses for the six months ended June 30, 2012 and 2011 were approximately $1,200,000 and $1,061,000, respectively. The approximate $139,000 increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to approximate increases in investor relations expense of $76,000, depreciation expense of $47,000, payroll expense of $38,000, consulting expense of $30,000, bad debt expense of $27,000, insurance expense of $17,000 and rent expense of $14,000 offset by approximate decreases in stock compensation expense of $67,000, financial amortization expense of $23,000, legal expense of $16,000 and other expense of $4,000. Investor relations expense increased because the Company retained a new investor relations firm. Depreciation expense increased due to the classification of certain WavSTAT4 machines as demonstration units. Payroll expense increased due to the payment of senior management bonuses. Consulting expense increased as a result of the Company retaining additional technical marketing assessment services. Bad debt expense increased due to the Company’s shift from small country-specific distributors to PENTAX Europe GmbH. and stock compensation expense decreased due to a comparative reduction in stock option grants between the two comparative periods.

Sales and marketing expenses for the six months ended June 30, 2012 and 2011 were approximately $241,000 and $254,000, respectively. The decrease of approximately $13,000 was due to approximate decreases of $58,000 in recruiting expense and $4,000 in other expense offset by approximate increases of $39,000 in payroll expense and $10,000 in stock compensation expense. The decreases are generally a result of the long recruitment time required to hire a European-based business development executive to service international markets and an offset with the increased payroll cost of this executive.

As a result of the above, the approximate net operating loss for the six months ended June 30, 2012 and 2011 was $2,001,000 and $1,816,000, respectively.  Of the net operating loss for the six months ended June 30, 2012, approximately $193,000 was comprised of non-cash stock option expense.

Non-operating expense increased approximately $6,677,000 as a result of non-cash expenses related to our convertible debt issuance comprised of approximate increases in warrant and derivative liability expense of $4,472,000, increased amortization of debt discount of approximately $1,446,000, increased amortization of debt issuance costs and original issue discount of approximately $605,000 and increased interest expense of approximately $154,000.

As a result of the above, our net loss increased by approximately $6,866,000 for the six months ended June 31, 2012 and 2011 from approximately $1,814,000 to $8,680,000.  Of the net loss for the six months ended June 30, 2012, approximately $6,870,000 was comprised of non-cash expense.

Liquidity and Capital Resources

As of June 30, 2012, the Company had negative working capital of approximately $5.2 million and cash and cash equivalents of approximately $185,000, compared to positive working capital of approximately $171,000 and cash and cash equivalents of approximately $251,000 as of December 31, 2011. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. Under the Engagement Agreement, Laidlaw will assist the Company in raising up to $20.0 million in capital over the next two years. During the six-month period ended June 30, 2012, the Company raised approximately $1.85 million, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations which requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The financial statements included elsewhere in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Amendment to Amended and Restated Articles of Incorporation

3.2	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s current report on Form 8-K filed August 6, 2004)

3.3	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed on November 16, 2009)

10.1	Exclusive Distribution Agreement dated effective June 15, 2012 by and between the Company and PENTAX Europe GmbH.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: August 14, 2012	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2012	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)

