Form 10-Q
period 2012-09-30
SPECTRASCIENCE INC
filed 2012-11-15
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). YES  ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 14, 2012 was 145,373,531.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$65,518	$250,723
Accounts receivable, net	152,231	26,735
Inventories	276,294	367,838
Deferred debt issuance costs	132,170	-
Prepaid expenses and other current assets	120,029	24,493
Total current assets	746,242	669,789

Fixed assets, net	121,797	244,275
Patents, net	2,269,248	2,432,732
TOTAL ASSETS	$3,137,287	$3,346,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728,115	$695,809
Convertible debt	1,363,157	-
Discount	(318,324)	-
Convertible debt, net	1,044,833	-
Derivative liability	1,455,471	-
Accrued expenses	198,420	145,356
Total current liabilities	3,426,839	841,165

Warrant liability	3,101,257	-
TOTAL LIABILITIES	6,528,096	841,165

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding - 2,585,000 shares at September 30, 2012 and December 31, 2011, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of September 30, 2012 and December 31, 2011	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding -1,000,000 shares at September 30, 2012 and December 31, 2011, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 275,000,000 shares; shares issued and outstanding -136,240,247 shares at September 30, 2012 and 108,041,084 shares at December 31, 2011	1,362,403	1,080,411
Additional paid-in capital	34,289,887	30,922,930
Accumulated deficit	(39,078,949)	(29,533,560)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,390,809)	2,505,631
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,137,287	$3,346,796

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$150,750	$-	$460,874	$-
Cost of revenue	77,949	-	278,243	-
Gross profit	72,801	-	182,631	-

Operating expenses:
Research and development	235,988	435,577	905,686	935,857
General and administrative	536,656	601,251	1,737,056	1,662,749
Sales and marketing	107,174	156,556	347,925	411,011
Total operating expenses	879,818	1,193,384	2,990,667	3,009,617
Loss from operations	(807,017)	(1,193,384)	(2,808,036)	(3,009,617)

Other expense (income)
Interest expense	105,596	-	259,463	-
Change in fair value of derivative and warrant liabilities	(1,206,699)	-	3,265,264	-
Amortization of derivative and warrant liability discount	806,687	-	2,252,549	-
Amortization of deferred debt issuance costs and original issue discount	352,544	-	957,405	-
Other expense (income), net	335	(3,038)	2,672	(5,361)
	58,463	(3,038)	6,737,353	(5,361)
Net (Loss)	$(865,480)	$(1,190,346)	$(9,545,389)	$(3,004,256)
Basic and diluted net (loss) per share	$(0.01)	$(0.01)	$(0.09)	$(0.03)
Weighted average common shares outstanding	117,152,589	108,041,084	111,078,252	108,033,806

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	3,585,000	$35,850	108,041,084	$1,080,411	$30,922,930	$(29,533,560)	$2,505,631

Stock based compensation – consultants					23,662		23,662
Stock based compensation – employees					256,330		256,330
Common stock issued for services			50,000	500	8,000		8,500
Conversion of convertible debt			28,149,163	281,492	3,078,965		3,360,457
Net loss						(9,545,389)	(9,545,389)
Balance, September 30, 2012	3,585,000	$35,850	136,240,247	$1,362,403	$34,289,887	$(39,078,949)	$(3,390,809)

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(9,545,389)	$(3,004,256)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	290,132	225,368
Amortization of derivative and warrant liabilities discount	2,252,549	-
Amortization of deferred debt issuance costs and original issue discount	957,405	-
Change in fair value of derivative and warrant liabilities	3,265,264	-
Stock-based compensation employees	256,330	348,508
Stock-based compensation consultants	23,662	54,144
Amortization of prepaid financing costs	-	12,364
Fair market value of common stock and warrants issued for services	8,500	8,000
Changes in operating assets and liabilities:
Accounts receivable	(125,496)	-
Inventory	91,544	(125,598)
Prepaid expenses and other assets	(95,536)	31,525
Accounts payable	32,306	298,962
Accrued expenses	199,696	(74,438)
Net cash (used in) operating activities	(2,389,033)	(2,225,421)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	-	1,998,974
Purchases of fixed assets	(4,170)	(159,068)
Net cash from (used in) investing activities	(4,170)	1,839,906

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	2,688,000	-
Debt issuance costs	(480,002)	-
Net cash provided by financing activities	2,207,998	-

Net decrease in cash and cash equivalents	(185,205)	(385,515)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	250,723	1,764,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,518	$1,379,288

Convertible Debentures and accrued interest converted to common stock	$1,612,948	-

See accompanying notes to unaudited financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2012

1.     Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly-owned subsidiary Luma Imaging Corp. (“LUMA”). Since 1996, the Company has primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

The Company has developed and received the European CE mark approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT System operates by using cool, safe laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. Beginning in December 2011, the WavSTAT 4 version of the product began to be sold in the European Union for colon cancer detection. In June 2012 the Company entered into a distribution agreement with PENTAX Europe, GmbH, for the sale of its systems internationally.

On November 6, 2007, the Company acquired the assets of LUMA in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly-owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed and received FDA approval for a non-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of light-based intellectual property and know-how. During the fiscal year ended December 31, 2010, the Company wrote off the remaining fair value of the LUMA inventory in order to focus on the continued development and marketing of the WavSTAT System. The Company retained the intellectual property of LUMA for use in the development of future generations of the WavSTAT System.

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consisted of a total of 34 issued U.S. patents and 28 additional patent applications.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities, convertible debentures and interest income. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2013, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, the Company may be unable to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of September 30, 2012, the Company had negative working capital of approximately $2.7 million and cash and cash equivalents of approximately $66,000. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”). Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. During the nine-month period ended September 30, 2012, the Company raised approximately $2.2 million under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations which would require it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

Non-cash Financing Activities

During the three-month period ended September 30, 2012, holders of matured Convertible Debentures with a face value of approximately $1,466,000 voluntarily converted debentures into common stock. At the time of conversion, the fair value of the debentures ($1,612,948) was reclassified from current liabilities to equity (common stock and APIC).

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

2.     Summary of Significant Accounting Policies

Revenue recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on board shipping point. The Company uses customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the price is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer.

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets, assumptions used to value stock options and warrants, assumptions used to value the common stock issued and the intellectual property acquired in the LUMA acquisition and the realization of intangible assets. Actual results could differ from those estimates.

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

All issuances of stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each reporting period.

As of September 30, 2012, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 15,000,000 shares of common stock.  At September 30, 2012, the Company had outstanding 21,041,667 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 18% of the Company’s outstanding shares (9,329,063 of which were exercisable), with 6,453,333 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the nine months ended September 30, 2012 and 2011:

	2012	2011
Expected life	5 Years	5 Years
Risk-free interest rate	.70%	2.19%
Expected volatility	101%	115%
Expected dividend yield	0%	0%

Management believes estimated forfeitures for employee stock options granted under the EIP would have a negligible effect on expenses because such forfeitures would be a very small percentage. Stock option grants have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected lives used in the calculations were selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates.

The risk-free interest rates used in the calculations are the five-year U.S. Treasury rates as published on the date of the applicable stock option grant.

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

Information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2011	1,700,000	15,795,000	$0.20	8.01	-
Options granted	(5,246,667)	5,246,667	$0.12	9.92	-
Options exercised	-	-	-	-	-
Options forfeited	-	-	-	-	-
Options expired under 2001 EIP	-	-	-	-	-
Additional options authorized	10,000,000	-	-	-	-
Outstanding at September 30, 2012	6,453,333	21,041,667	$0.18	8.06	-
Exercisable at September 30, 2012	-	9,329,063	$0.24	6.88	-

There were no options exercised during the nine months ended September 30, 2012 and 2011. At September 30, 2012, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $1,012,000, which we expect to be recognized over the next four years.

Inventories

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$169,712	$225,729
Finished goods	106,582	142,109
Totals	$276,294	$367,838

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Basic and diluted loss per share are the same for the nine-month periods ended September 30, 2012 and 2011, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the nine months ended September 30, 2012 include stock options to purchase 21,041,667 shares of common stock, warrants to purchase 56,542,013 shares of common stock, convertible debt convertible into 20,269,100 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share and the additional income related to the change in fair value of derivative securities for the three month period ending September 30, 2012:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) for basic earning per share	$(9,545,389)	$(3,004,256)	$(865,480)	$(1,190,346)
Subtractions:
Change in fair value of derivative securities	-	-	(1,374,700)	-
Net (loss) for diluted earnings per share	$(9,545,389)	$(3,004,256)	$(2,240,180)	$(1,190,346)

Denominator:
Weighted average basic shares outstanding	111,078,252	108,033,806	117,152,589	108,041,084
Assumed conversion of dilutive securities
Warrants	-	-	11,383,610	-
Conversion feature - Convertible Debentures	-	-	41,021,402	-
Potentially dilutive common shares	-	-	52,405,012	-

Denominator for diluted earnings per share - Adjusted weighted average shares	111,078,252	108,033,806	184,838,302	108,041,084

(Loss) per share
Basic	$(0.09)	$(0.03)	$(0.01)	$(0.01)
Diluted	$(0.09)	$(0.03)	$(0.01)	$(0.01)

3. Liabilities

Convertible Debentures

For the nine-month period ended September 30, 2012, the Company issued Convertible Debentures (“Debentures”) at a face amount of $2,829,474. At September 30, 2012, the unamortized discount of $318,324 consisted of a discount on the derivative liability of $141,902, discount on the warrant liability of $155,615 and original issue discount of $20,807. The discount will be amortized over the remaining term of the Debentures. The Debentures have an original term of six months, accrue interest at rates ranging from 16-20% per year, carry an original issue discount of 5% and will convert into common stock at an initial conversion price ranging from $0.0573 to $0.099 per share at maturity. The Debentures were issued with detachable five-year cashless warrants (“Holders Warrants”) that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five-year cashless warrants issued to the placement agent (“Agent Warrants”) equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. At September 30, 2012, there were Debentures, Holders Warrants and Agent Warrants (collectively, the “Warrants”) convertible or exercisable into 20,269,100, 22,929,627 and 6,878,888 shares of common stock, respectively. The conversion price of the Debentures is subject to an adjustment feature in the event that the Company issues securities for less than the conversion price of the Debentures. The Holders and Agent Warrants contain a provision under which the Warrants, under certain circumstances, could be acquired for a presently undetermined consideration at a future date. This results in an adjustment feature component for the Holders and Agent Warrants. The accounting for the adjustment features of the conversion price and the warrant exercise price is described separately below under “Warrant Liability” and “Derivative Liability”. Upon issuance of the Debentures the Company received net cash proceeds of $2,205,498, net of $480,002 in transaction costs and $141,473 of original issue discount. On September 30, 2012, if converted, the value of the Debentures would exceed their face value by approximately $1,272,000. For the nine-month period ended September 30, 2012, Debentures with a face value of $1,466,316 and accrued interest of $146,632 were converted at a price of $0.0573 into 28,149,163 shares of common stock. At September 30, 2012, Debentures with a face value of $884,211 were in default and accruing interest at a default rate of 20% per year.

Warrant Liability

The Company issued Debentures with Holders Warrants and Agent Warrants that include a possible exercise adjustment feature in certain change of control transactions (referred to as “Derivative Warrants”). Effective January 1, 2009, the accounting guidance regarding derivative warrants changed and required that these warrants be recorded as a liability and measured at fair value recorded in earnings. The Company records the fair value of these warrants in its statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures these warrants using a modified Black-Scholes option valuation model using similar assumptions to those described under “Stock-Based Compensation.” For the nine-month period ended September 30, 2012, the Company recorded non-cash expense related to these warrants of approximately $2,457,000. At September 30, 2012, there were exercisable warrants to purchase 29,808,515 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of these warrants is approximately five years. Upon issuance of the Debentures, the Company recorded a Warrant Liability of $2,118,598 and an initial fair value non-cash expense of $380,334. For the nine-month period ended September 30, 2012, the Company recorded non-cash expense of $982,659 which represents the change in the fair value of the Warrant Liability from inception to September 30, 2012, resulting in a Warrant Liability amount of $3,101,257.

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

Derivative Liability

During the nine-month period ended September 30, 2012, the Company issued convertible Debentures with a conversion price that includes a possible exercise adjustment feature in the event that it issues securities for consideration less than that offered with the convertible Debentures (referred to as “Derivative Liabilities”). The Company records the fair value of the conversion feature in its statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures the conversion feature using a modified Black-Scholes option valuation model using similar assumptions to those described under “Stock-Based Compensation.” For the nine-month period ended September 30, 2012, the Company recorded non-cash expense related to this conversion feature of approximately $3,061,000. At September 30, 2012, there were convertible shares to purchase 20,269,100 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of this conversion feature is the lesser of six months or conversion. Upon issuance of the Debentures, the Company recorded a derivative liability of $1,733,394 and an initial fair value non-cash expense of $432,685. For the nine-month period ended September 30, 2012, the Company recorded non-cash expense of $1,469,587 which represents the change in the fair value of the Derivative Liability from inception to September 30, 2012. Convertible Debentures with a face value of $1,466,315 converted into approximately 25,590,000 shares of Common Stock with an associated reclassification of Derivative Liability of $1,747,509 to Additional Paid-In Capital (“APIC”). These changes result in a Derivative Liability amount of $1,455,471 at September 30, 2012.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Debentures, which the convertible feature is associated with, mature. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

4. Shareholders’ Equity

Common Stock

In September 2012, holders of Convertible Debentures with a face value of $1,466,318 converted their debentures into 25,590,150 shares of common stock. In addition, associated with these debentures, the Company paid $146,632 in accrued interest by issuing 2,559,013 shares of common stock.

In July 2012, the Company issued 50,000 shares of restricted common stock to a vendor for services. The fair value of the shares was determined to be $8,500, based upon the market value of the stock on the date of issuance.

Stock Options

In September 2012, the Company granted stock options to purchase 4,746,667 shares of common stock at an exercise price of $0.12 per share to six employees of the Company. The options vest 25% one year from grant and 1/48 of the remaining grant amount monthly for the remaining three years.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A modified Black Scholes option valuation model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of September 30, 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2012
Derivative liability	$-	$-	$1,455,471	$1,455,471
Warrant liability	-	-	3,101,257	3,101,257
Total	$-	$-	$4,556,728	$4,556,728

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance, December 31, 2011	$-	$-	$-
Issuance of convertible debt and warrants
resulting in derivative and warrant liabilities	1,888,415	1,573,319	3,461,734
Change in estimated fair value	317,148	452,240	769,388
Balance, March 31, 2012	2,205,563	2,025,559	4,231,122
Change in the estimated fair value	1,085,791	1,803,766	2,889,557
Balance, June 30, 2012	3,291,354	3,829,325	7,120,679
Issuance of convertible debt and warrants
resulting in derivative and warrant liabilities	230,183	160,074	390,257
Change in the estimated fair value	(420,280)	(786,419)	(1,206,699)
Reclassification of derivative liability to
APIC at conversion	-	(1,747,509)	(1,747,509)
Balance, September 30, 2012	$3,101,257	$1,455,471	$4,556,728

6. Contingencies

None

7. Subsequent Events

Common Stock

In October 2012, the Company issued 25,000 shares of restricted common stock to a vendor for services. The fair value of the shares was determined to be $3,000 based upon the market value of the stock on the date of issuance.

In November 2012, holders of Convertible Debentures with a face value of $473,685 converted their Convertible Debentures into 8,266,740 shares of common stock. In addition, associated with these Convertible Debentures, the Company paid $47,369 in accrued interest by issuing 826,674 shares of common stock.

Warrants

In October 2012, a holder of a cashless warrant to purchase 86,340 shares of restricted common stock exercised the warrant in a cashless transaction and was issued 14,870 shares of restricted common stock.

In November 2012, the Company issued a five-year cashless warrant to a vendor to purchase 300,000 shares of restricted common stock at an exercise price of $0.096 per share. Of the total Warrant issued, the right to exercise 100,000 shares will be earned 10,000 shares monthly for 10 months. The remaining 200,000 underlying shares will be earned upon the satisfaction of certain performance milestones. The fair value of the warrant at issuance and the maximum non-cash expense potentially recognized in the future, utilizing the Black-Scholes option-pricing model, was determined to be approximately $17,300.

Convertible Debentures

In October 2012, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $231,574 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.099, together with five-year warrants to purchase approximately 1,170,000 common shares at an exercise price equal to $0.1287 per share.

In November 2012, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $123,158 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.099, together with five-year warrants to purchase approximately 622,000 common shares at an exercise price equal to $0.1287 per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, expectations regarding the market for our products and beliefs with respect to opportunities and industry conditions in those markets, beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of our distribution agreement with PENTAX Europe GmbH, our expectations regarding conversion of our Convertible Debentures, beliefs about the strengths of our intellectual property portfolio, regulatory goals and developments, our agreement with Laidlaw and its effect on our future capital resources, future financial position, expectations with respect to stock option expense recognition, future cash needs, the sufficiency of our working capital and operating losses for the remainder of the current fiscal year, and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first product to incorporate its proprietary fluorescence technology for clinical use. The WavSTAT System carries the CE mark designation which allows for the sale and marketing in the European Union for the diagnosis of cancer. The Company is developing light-based diagnostics for additional cancer indications including inflammatory bowel disease and esophageal cancer. Once these additional applications are developed the Company plans to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. The Company believes it has a strong intellectual property portfolio that will allow it to continue to expand its WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

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

Over the next 12 months, SpectraScience intends to:

·	Continue to market, sell and expand the geographic footprint of the WavSTAT4 Optical Biopsy System colon cancer diagnostic application in the European Union in conjunction with its distribution partnership with PENTAX Europe GmbH;

·	Acquire or license complementary technologies for the development of future WavSTAT System diagnostic indications;

·	Improve the diagnostic capability of the WavSTAT4 colon cancer application;

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

·	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Three Months Ended September 30, 2012 and 2011

The Company recognized approximately $151,000 and $0 in revenue for the three months ended September 30, 2012 and 2011, respectively. The revenue in the fiscal 2012 three-month period resulted from the Company’s distribution agreement with PENTAX Europe, GmbH, signed in June 2012. As a result the Company recognized gross profit of approximately $73,000 for the quarter ended September 30, 2012.

Total operating expenses decreased from approximately $1,193,000 to $880,000, a decrease of approximately $313,000 for the three-month period ended September 30, 2012 as compared to the three-month period ended September 30, 2011. This overall decrease was comprised of approximate decreases in research and development expense of $200,000, general and administration expense of $64,000 and sales and marketing expense of $49,000.

Research and development expenses for the three months ended September 30, 2012 and 2011 were approximately $236,000 and $436,000 respectively. The approximate $200,000 decrease for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to approximate decreases in engineering development expense of $169,000, clinical studies expense of $30,000 and other expense of $1,000. The decrease in engineering development expense reflected the increased expense in the prior period as a result of the re-engineering of the WavSTAT4 System. The decrease in clinical studies was a result of no clinical studies in Europe in the three-month period ended September 30, 2012 as compared to several clinical studies in the same period one year ago.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were approximately $537,000 and $601,000 respectively. The approximate $64,000 decrease for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to approximate decreases in consulting expense of $88,000, legal expense of $17,000, travel expense of $9,000 offset by approximate increases in investor relations expense of $10,000, depreciation expense of $32,000 and all other expenses of $8,000. These expense decreases were a result of lower advisory service fees paid to investment bankers in the three-month period ended September 30, 2012 as compared to the same period one-year ago.

Sales and marketing expenses for the three months ended September 30, 2012 and 2011 were approximately $107,000 and $156,000, respectively. The decrease of approximately $49,000 was due to approximate decreases of $33,000 in advertising expense, $11,000 in travel expense and $5,000 in all other expense. The decreases are generally a result of higher trade-show collateral expenses in the prior three-month period ended September 30, 2011 due to the Company’s direct participation in European trade shows and lower travel expenses due to the hiring of a European-based business development executive to service international markets for the three-month period ended September 30, 2012.

As a result of the above, the approximate net operating loss for the three months ended September 30, 2012 and 2011 was $807,000 and $1,193,000 respectively.  Of the net operating loss for the quarter ended September 30, 2012, approximately $87,000 was comprised of non-cash stock option expense.

Non-operating expense increased approximately $62,000 as a result of non-cash income and expense related to our convertible debt issuance comprised of approximate increases in amortization of derivative and warrant liability discount of approximately $807,000, increased amortization of debt issuance costs and original issue discount of approximately $353,000, increased interest expense of approximately $106,000 and increases in other non-operating expense of approximately $3,000 offset by warrant and derivative liability income of $1,207,000.

As a result of the above, the approximate net loss decreased by $325,000 for the three months ended September 30, 2012 and 2011 from approximately $1,190,000 to $865,000.  Of the net loss for the quarter ended September 30, 2012, the Company recognized a non-cash benefit of approximately ($313,000).

Nine Months Ended September 30, 2012 and 2011

The Company recognized approximately $461,000 and $0 revenue for the nine months ended September 30, 2012 and 2011, respectively. The revenue in the current nine-month period is a result of the Company’s distribution agreement and sales to PENTAX Europe, GmbH, signed in June of 2012. As a result the Company recognized gross profit of approximately $183,000 for the nine-month period ended September 30, 2012.

Total operating expenses decreased from approximately $3,010,000 to $2,991,000, a decrease of approximately $19,000 for the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011. This overall decrease was comprised of approximate decreases in research and development expense of $30,000 and sales and marketing expense of $63,000 offset by an approximate increase of $74,000 in general and administrative expense.

Research and development expenses decreased approximately $30,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Overall research and development expenses for the comparative periods were approximately $906,000 and $936,000, respectively. The decrease was comprised of approximate decreases in clinical studies expense of $25,000, stock option expense of $22,000, consulting expense $22,000, engineering development of $21,000 and all other expense of $17,000 offset by an approximate increase in payroll expense of $77,000. The decrease in engineering development expense reflected the completion of the refinement of the WavSTAT4 System. Payroll expense increased due to bonus expense and the hiring of an employee who was formerly a consultant in the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2012.

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were approximately $1,737,000 and $1,663,000, respectively. The approximate $74,000 increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to approximate increases in investor relations expense of $86,000, depreciation expense of $79,000, payroll expense of $56,000, bad debt expense of $27,000, and other expense of $1,000 offset by approximate decreases in stock compensation expense of $67,000, consulting expense of $49,000, legal expense of $33,000 and financial amortization expense of $26,000. Investor relations expense increased because the Company retained a new investor relations firm. Depreciation expense increased due to the classification of certain WavSTAT4 machines as demonstration units. Payroll expense increased due to the payment of senior management bonuses and bad debt expense increased due to the Company’s shift from small country-specific distributors to PENTAX Europe GmbH. Stock compensation expense decreased due to a comparative reduction in stock option grants between the two comparative periods.

Sales and marketing expenses for the nine months ended September 30, 2012 and 2011 were approximately $348,000 and $411,000, respectively. The decrease of approximately $63,000 was due to approximate decreases of $65,000 in recruiting expense, $33,000 in advertising expense, $18,000 in travel expense and $10,000 in other expense offset by approximate increases of $53,000 in payroll expense and $10,000 in stock compensation expense. The decreases are generally a result of the long recruitment time required to hire a European-based business development executive to service international markets and an offset with the increased payroll cost of this executive.

As a result of the above, the approximate net operating loss for the nine months ended September 30, 2012 and 2011 was $2,808,000 and $3,010,000, respectively.  Of the net operating loss for the nine months ended September 30, 2012, approximately $280,000 was comprised of non-cash stock option expense.

Non-operating expense increased approximately $6,732,000 as a result of non-cash expenses related to our convertible debt issuance comprised of approximate increases in warrant and derivative liability expense of $3,265,000, increased amortization of debt discount of approximately $2,253,000, increased amortization of debt issuance costs and original issue discount of approximately $958,000 and increased interest expense of approximately $259,000 offset by a decrease in other expense of $3,000.

As a result of the above, our net loss increased by approximately $6,541,000 for the nine months ended September 30, 2012 and 2011 from approximately $3,004,000 to $9,545,000.  Of the net loss for the nine months ended September 30, 2012, approximately $7,015,000 was comprised of non-cash expense.

Liquidity and Capital Resources

As of September 30, 2012, the Company had negative working capital of approximately $2.7 million and cash and cash equivalents of approximately $66,000, compared to positive working capital of approximately $171,000 and cash and cash equivalents of approximately $251,000 as of December 31, 2011. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over the next two years. During the nine-month period ended September 30, 2012, the Company raised approximately $2.2 million, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations which requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

Since December 31, 2011, the Company’s net working capital deficit has increased from approximately ($171,000) to ($2,700,000). The primary cause of this deficit increase is a result of the accounting treatment required for the Convertible Debentures issued through the nine-months ended September 30, 2012. The Company has paid principal and interest on the Convertible Debentures that have reached maturity and been voluntarily converted by holders and interest on such Convertible Debentures by issuing shares of common stock and plans to continue to do so in the future. At September 30, 2012, adjusting for the non-cash effect of the Convertible Debentures on the Company’s net working capital deficit, the adjusted net working capital deficit would have been approximately ($312,000).

The Company paid principal and interest owing on Convertible Debentures that have been voluntarily converted by holders by issuing shares of common stock. In the future, the Company expects to continue to retire Convertible Debentures and to pay principal and interest owing by issuing common stock. The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on these remaining matured, but unconverted, Convertible Debentures. The holders of these unconverted Convertible Debentures have the option to declare their Convertible Debentures in default. In the event of such default, principal, accrued interest at a default rate of 20% per annum and other related costs are immediately due and payable in cash.

During the three-month period ended September 30, 2012, Convertible Debentures with a face value of approximately $2,350,000 held by a total of 44 investors matured. Of these debentures, those with a face value of approximately $1,940,000 (held by 41 investors) were voluntarily converted as of the date of this quarterly report. There remain matured, but outstanding Convertible Debentures with a face value of approximately $411,000 held by three individual investors. None of these three investors have served the Company with notice of default on the Convertible Debentures held by them.

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

In July 2012, the Company issued 50,000 shares of restricted common stock to a vendor for services. The issuance of the shares was exempt from registration by virtue of section 4(2) of the Securities Act as an issuance not involving a public offering.

During the quarter ended September 30, 2012, the Company issued and aggregate of 28,149,163 shares of common stock pursuant to the conversion by purchasers of 5% Original Issue Discount Unsecured Convertible Debentures with a conversion price equal to $0.0573 per share. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

In September 2012, the Company granted stock options to purchase 4,746,667 shares of common stock at an exercise price of $0.12 per share to six employees of the Company. The options vest 25% one year from grant and 1/36 of the remaining grant amount for the remaining three years. The issuance of the stock option was exempt from registration by virtue of Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Item 3.	Defaults Upon Senior Securities

As of the date of this quarterly report there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of approximately $411,000 held (at a default rate of 20% per annum) by three individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest (at a default rate of 20% per annum), liquidated damages and other amounts owing (estimated to be approximately $41,100) will become immediately due and payable in cash at the election of the Holders. As of the date of this quarterly report, none of the Holders of these Debentures have elected to provide the Company with notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

On October 1, 20 12, the Company issued 25,000 shares of restricted common stock to a vendor for services. The issuance of the shares was exempt from registration by virtue of Section 4(2) of the Securities Act as an issuance not involving a public offering.

On November 6, 2012, holders of Convertible Debentures with a face value of$473,685 converted their Convertible Debentures into 8,266,740 shares of common stock. In addition, associated with these Convertible Debentures, the Company paid $47,369 in accrued interest by issuing 826,674 shares of common stock. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

On October 24, 2012, a holder of a cashless warrant to purchase 86,340 shares of restricted common stock exercised the warrant in a cashless transaction and was issued 14,870 shares of restricted common stock. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

On November 2, 2012, the Company issued a five-year cashless warrant to a vendor to purchase 300,000 shares of restricted common stock at an exercise price of $0.096 per share. The issuance of the warrant was exempt from registration by virtue of Section 4(2) of the Securities Act as an issuance not involving a public offering.

Item 6.	Exhibits

3.1	Amendment, dated July 13, 2012, to the Company’s Amended and Restated Articles of Incorporation incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.

4.1	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering.

4.2	Form of Common Stock Purchase Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering.

10.1	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 14, 2012	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2012	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)

