Form 10-Q/A
period 2012-09-30
SPECTRASCIENCE INC
filed 2012-11-15
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

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

Explanatory Note: The sole purpose of this Amendment to SpectraScience, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), furnished as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II	OTHER INFORMATION
Item 6.	Exhibits

3.1*	Amendment, dated July 13, 2012, to the Company’s Amended and Restated Articles of Incorporation incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012.

4.1*	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering.

4.2*	Form of Common Stock Purchase Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering.

10.1*	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 15, 2012	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 15, 2012	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)