Form 10-K
period 2012-12-31
SPECTRASCIENCE INC
filed 2013-04-18
CIK 727672

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2012

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

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is approximately $14,700,000.

As of April 10, 2013 the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 155,154,494.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS.

Introduction

SpectraScience, Inc. (“SpectraScience,” the “Company,” “we,” “our,” or “us”) was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical changed its name to SpectraScience, Inc. The Company focuses on developing its WavSTAT ® Optical Biopsy System (the “WavSTAT”, or the “WavSTAT SYSTEM”). The WavSTAT employs a non-significant risk technology that optically illuminates tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue.

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

Acquisition of Luma Imaging Corporation Assets

On November 6, 2007, the Company acquired 100% of the shares of LUMA Imaging Corporation (“LUMA”) from LUMA’s shareholders in consideration for 11.2 million restricted shares of SpectraScience common stock.

LUMA had developed and received approval from the U.S. Food and Drug Administration (the “FDA”) for an optical, non-invasive diagnostic imaging system that was proven to more effectively detect cervical cancer precursors than using conventional means alone (i.e. colposcopy). During the fiscal year ended December 31, 2010, the Company wrote off the remaining fair value of LUMA inventory in order to focus on the continued development and marketing of the WavSTAT. The Company retained the intellectual property of LUMA for use in the development of future generations of the WavSTAT System, in particular as it relates to the development of optical detection technology.

The transaction was accounted for as an acquisition of assets that included intellectual property, inventory and equipment. The intellectual property consisted of a total of approximately 30 issued U.S. patents, certain foreign patents and 28 additional patent applications.

Products and Markets

SpectraScience has developed a technology platform to instantly determine if tissue is normal, pre-cancerous or cancerous, without the need for a physical biopsy. The Company received FDA approval to market its proprietary and patented WavSTAT3 optical biopsy system capable of determining instantaneously whether colon tissue is normal, pre-cancerous or cancerous without physically removing tissue from the body and without waiting days for pathology results. The Company’s current improved colon diagnostic product, the WavSTAT4 Optical Biopsy System (the WavSTAT4), will require future FDA approval in order to be sold in the United States. The WavSTAT4 has a CE mark, is approved for sale, and is in the process of being marketed, in the European Union. The Company plans to develop an esophageal diagnosis application and to explore additional applications for the detection of pre-cancerous and cancerous tissue in various tissues of the body.

The WavSTAT4 operates by using cool, safe UV laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer and, if warranted, to begin immediate treatment during the same procedure. The WavSTAT4 uses laser-induced auto-fluorescence to obtain spectral information from tissue at the suspected site. The system is classified as a non-significant risk device which transmits low-level UV laser light energy through an optical fiber to the tissue via the working channel of an endoscope. The tissue in contact with the optical fiber absorbs the light and the resulting tissue auto-fluorescence spectra is collected by the same optical fiber and returned to a detector within the WavSTAT4 console for processing. The system analyzes the spectral data and displays the results graphically for the user as normal tissue (green light), suspected pre-cancerous tissue, or cancerous tissue (red light). Data are recorded and saved redundantly in both flash memory and on a hard drive within the system. The WavSTAT4 has been tested at leading medical centers with results demonstrating statistically significant improvement in physician accuracy in the ability to detect pre-cancerous and cancerous tissue during endoscopy.

The WavSTAT Optical Biopsy System was specifically designed to serve as a technology platform to facilitate multiple medical applications for cancer diagnosis. We see additional opportunities for this core technology in esophageal cancer and in several other large as-yet-unexplored markets which include lung, skin, stomach, prostate and bladder cancer diagnosis. The Company is currently exploring these additional applications of its platform for these markets, and is analyzing feasibility of the use of its technology and the revenue opportunity for each market.

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the U.S. with approximately 140,000 new cases annually. With an estimated 50,000 deaths annually, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the U.S. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the U.S.) with the screening market expected to increase 20% over the next ten years. Demographic trends in Europe are very similar.

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the colon, known as a colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed as a matter of course and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all polyps) require, “individualized treatment on a case by case basis”. The clinical utility of the WavSTAT4 occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician's discretion based primarily on visual assessment, whether to remove the polyp, place the patient under surveillance, or to perform a physical biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the polyp must then be removed. Historically in this context, approximately 70% of the physical biopsies taken are determined to be benign. The WavSTAT4 can significantly reduce the procedure cost and attendant complication rates by immediately classifying these polyps as benign without the need for removal and subsequent pathology. The WavSTAT4 was specifically designed to be used during colonoscopy to aid and improve the physician's ability to identify small polyps as normal, pre-cancerous or cancerous tissue in real time.

Relative to colorectal cancer, five-year survival rates as reported by the American Cancer Society are as follows:

·	Approximately 90% of patients live five years or longer if the cancer is detected and treated at an early stage;

·	Only 70% of patients live five years or longer if the cancer spreads outside the polyp and colon to nearby organs or lymph nodes; and

·	The five-year survival rate for those patients in whom the cancer has spread further to the liver or other organs is only 12%.

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

Based on the results demonstrated by our own clinical studies, we believe that using the WavSTAT will:

·	Significantly improve the physician's diagnostic accuracy in determining whether small polyps in the colon are pre-cancerous or cancerous;
·	Improve patient survival rates by earlier detection and treatment of cancers, and more importantly pre-cancers, by more accurately identifying cancers or pre-cancers the physician may misdiagnose;
·	Improve the patient's quality of life by providing an immediate analysis of the tissue, thereby eliminating the anxiety of waiting several days to hear the pathology results;
·	Enable the physician to diagnose and treat the patient during the same endoscopy procedure with the same biopsy instrument, thereby potentially reducing the need for scheduling a second expensive endoscopy for treatment purposes;
·	Significantly reduce the number of physical biopsies performed and reduce the number of unnecessary follow-on endoscopies performed; and

·	Reduce the number of misdiagnosed patients, thereby eliminating the need for more costly advanced treatments such as surgery, chemotherapy and/or radiation.

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

Barrett’s esophagus, dysplasia and esophageal cancer patients are presently diagnosed via endoscopy of the esophagus with the physician taking multiple random physical biopsies of the esophageal lining; this is a significantly invasive procedure. It is critical that high-grade dysplasia is correctly diagnosed because physicians frequently recommend surgical resection, radio frequency ablation or removal of the esophagus in such an event. Unfortunately, dysplasia is difficult to find and/or diagnose because it is not reliably visible to the physician during standard endoscopy. The result is that physical biopsies (as many as 20 at once) are performed either randomly or in a geometric pattern in the esophagus in the hope of finding any diseased tissue. Current medical practice typically follows the guidelines described below:

·	Patients with chronic GERD receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett's esophagus;

·	Patients with Barrett's esophagus receive an endoscopy with multiple biopsies every year to check for dysplasia;

·	Patients with Barrett's esophagus that has progressed to include low-grade dysplasia receive an endoscopy with multiple biopsies every six months to check for high-grade dysplasia; and

·	Patients with Barrett's esophagus that has progressed to include high-grade dysplasia receive an endoscopy with multiple biopsies every three months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical (“RF”) ablation.

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

Government Regulation

United States

Extensive government regulation, both in the United States and internationally, controls the design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the FDA. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we fail to comply with applicable requirements prior to marketing the WavSTAT4 in the United States, we could face:

·	fines, injunctions or civil penalties;

·	recall or seizure of our products;

·	criminal prosecution;

·	a recommendation that we not be allowed to contract with the government;

·	total or partial suspension of production;

·	inability to obtain pre-market clearance/approval for our devices; and

·	withdrawal of marketing approvals.

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

A second, more comprehensive approval process applies to a Class III device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols and patient “informed consent” forms approved by an Institutional Review Board (“IRB” or the “Safety Committee”) at each participating research institution. These boards oversee and approve all clinical studies at their institutions (in some cases a central IRB may approve studies at multiple locations). Second, a Pre-Market Approval (“PMA”) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

If the FDA determines, upon receipt of the PMA application, that the application is sufficiently complete to permit a substantive review, they will accept the application for filing. Review of a PMA typically takes from six months to two years from the date the application is accepted for filing, but can take longer. Often, during the review period, a panel primarily composed of clinicians and acting as an advisory committee will be convened to review, evaluate, and provide non-binding recommendations to the FDA as to whether the device should be approved. Toward the end of the application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are compliant with the applicable Quality System Regulations requirements.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an approval letter or a conditional approval letter that contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue an approval letter, authorizing commercial marketing of the device for certain indications for use. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

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

The Company submitted a PMA for market clearance of the WavSTAT for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT2 was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT3 in February 2002 and approval was received in August 2002. We anticipate, but do not know for certain, that product improvements requiring approval, or any new applications, such as for the WavSTAT4 will be submitted as supplements to the original filing rather than as original PMA filings.

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

Devices that comply with the requirements of the Medical Devices Directive and applicable International Standards Organization (ISO) standards are entitled to bear the CE mark. SpectraScience compliance has been confirmed by our Notified Body to market and sell our medical device products in the European Union. Generally, companies must go through the ISO certification process in order to obtain the CE mark. SpectraScience has held the appropriate ISO certifications since July 2000, and the CE mark authorization followed in October 2000. In order to maintain this certification SpectraScience undergoes a yearly audit by our Notified Body. Our last audit was in 2012, when we confirmed both the certification for ISO 9001 and EN 13485:2003, which is the medical device adaptation of the ISO 9001 standard. There can be no assurance that we will be able to maintain international certification or CE mark authorization for our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

Product Research and Development

The Company invested significant capital in research and development for the fiscal year ended December 31, 2012 as continued improvements were made to the WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $1,114,000 and $1,679,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2012.

Distribution, Sales and Customers

Our objective is to become a leader in the development and commercialization of advanced non-invasive diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2012, our sales and marketing efforts have been, and will continue to be focused on marketing the WavSTAT4 System in the colorectal diagnostic market. The WavSTAT4 represents a significant redesign and improvement over previous WavSTATs and the WavSTAT4 was completed and available to market in December 2011. We envision particular emphasis on selling the WavSTAT System in international markets and in June 2012 the Company entered into a distribution agreement with PENTAX Europe GmbH (“PENTAX”), for the sale of the WavSTAT in international markets.

During the fiscal year ended December 31, 2012, the Company sold PENTAX approximately $461,000 of mobile consoles and disposable forceps. PENTAX represented 100% of our revenues and was our only customer. We will continue to work with PENTAX throughout 2013 to develop marketing programs and sell the WavSTAT in the European Union. A precondition to broad sales adoption in the major markets of Europe is the completion of a series of marketing evaluations in each of these major markets conducted by key opinion leaders. These evaluations are required to obtain widespread adoption of the WavSTAT System in each European country. We will be conducting these multi-national, multi-center studies in order to provide current clinical results and validate economic impact. These evaluations combine both the aspects of clinical efficacy as well as economic impact and are critical data points. During fiscal 2013 our focus will be on moving these evaluations forward.

Third-Party Reimbursement

If and when we secure FDA approval, we expect to market and sell the WavSTAT4 System primarily through managed care hospitals and clinics. In the United States, the purchasers of medical devices generally rely on Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of third party reimbursement for health care costs, to reimburse all or part of the cost of medical devices and/or the procedure in which the devices are used. Significant sales of our products will, in part, be dependent on the availability of adequate reimbursement from these third party payers for procedures carried out using our products. We believe that less invasive procedures generally provide less costly overall therapies compared to conventional drugs, surgery and other treatments. We anticipate hospital administrators and physicians will justify the use of our products by the cost and time saving recognized and clinical benefits that we believe will be derived from the use of our products.

Third party payers determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group established by the Centers for Medicare and Medicaid Services. The fixed rate of reimbursement is based on the procedure performed and is unrelated to the specific type or number of devices used in a procedure. If a diagnosis-related group does not cover a procedure, payers may deny reimbursement. If reimbursement for a particular procedure is approved, third party payers will reimburse health care providers for medical treatment based on a variety of methods, including a lump sum prospective payment system based on a diagnosis-related group or per diem, a blend between the health care provider’s reported costs and a fee schedule, a payment for all or a portion of charges deemed reasonable and customary, or a negotiated per capita fixed payment.

Upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies in the lower gastrointestinal tract are not currently approved for reimbursement by third-party payers, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement for use in colorectal cancer screening, even if it proves to play a significant role in improving the endoscopist’s ability to accurately differentiate among polyps in the colon. Recently, a reimbursement code for optical biopsy in the upper gastrointestinal tract (esophagus) was approved, evidence that healthcare providers are accepting this non-invasive approach.

Demonstrating cost-effectiveness and improved patient outcomes is critical to increasing sales since payers evaluate these factors in determining whether to reimburse for new technologies. Payers may also delay reimbursement decisions for a year or more, even when provided with cost-effectiveness data, while they conduct their own technology assessments. The availability of peer-reviewed literature regarding the technology may help payers in reducing this technology assessment timeline. To promote the dissemination of literature regarding the WavSTAT4 optical biopsy technology, we are working to have published clinical utility and cost/benefit data in peer-reviewed journals.

We expect that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, and capitation pricing (putting a ceiling on price) are becoming customary within the health care industry. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies to compete with larger established firms or with established technologies. Lobbying activities are often necessary to broadly introduce these new technologies, but lobbying requires extensive amounts of corporate resources that the Company may not be able to afford.

Reimbursement systems in international markets vary by country, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of our products will depend on the availability and level of reimbursement in our targeted international markets. We may not be able to obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

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

Manufacturing and Sources of Supply

SpectraScience manufactures the WavSTAT4 System at its facility in San Diego. The disposable WavSTAT optical biopsy forceps (one required for each patient) are outsourced to United States contract OEM manufacturers. The Company also performs certain final assembly processes of the WavSTAT forceps. All WavSTAT Systems previously used for pre-clinical testing, FDA compliant clinical trials, and cost effectiveness/outcome clinical studies were manufactured under a Quality System with Standard Operating Procedure controls. Management continues to utilize these quality control systems and adds to or modifies them as necessary.

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

The FDA has reviewed the manufacturing processes and Standard Operating Procedures required to build a WavSTAT System and we are authorized to manufacture the product in our current facility.   Both the FDA and the European Notified Body will continue to perform periodic audits as long as SpectraScience manufactures and commercializes medical products.

Competition

The medical device industry is highly competitive. Management believes the Company has few direct competitors in applying spectroscopy for the differentiation of normal, pre-cancerous or cancerous tissues in the gastrointestinal tract; however, the development of products using spectroscopic diagnostics for various medical specialties is expanding. The Company does not believe any other competitors have completed FDA clinical studies or submitted a pre-market approval application to the FDA or received CE Mark authority to distribute a product for the detection of colorectal or esophageal cancer.

Many competitors have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

·	greater capital resources;

·	greater manufacturing resources;

·	greater resources and expertise in testing products in clinical trials;

·	greater resources and expertise in the areas of research and development;

·	greater expertise in obtaining regulatory approvals; and

·	greater resources for marketing and sales activities.

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

Competitors

There are a number of companies with products or developing products that may directly or indirectly compete with the Company’s products. Among these companies are Olympus Corporation, Tokyo, Japan; PENTAX, a division of HOYA Corporation, Tokyo, Japan; Fujifilm Corporation, Tokyo, Japan; Mauna Kea Technologies, Paris France; MELA Sciences, Inc. Irvington, NY; Caliber ID, Rochester, NY; Verisante Technology, Inc., Vancouver, British Columbia; Guided Therapeutics, Inc., Norcross, Georgia; OncoScope, Inc., Durham, North Carolina; and NinePoint Medical, Inc., Cambridge, Massachusetts. Many of these companies have significantly greater resources than we do. In addition, there are other smaller potential competitors working on light-based technologies for detection and diagnosis and several academic centers conducting research.

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

The Company believes that it holds one of the strongest patent portfolios of its kind in the field of optical methods for the diagnosis and detection of tissue abnormalities, particularly for identifying cancer and its precursors. Management also believes that its intellectual property portfolio will protect the core technology and methods embodied in the WavSTAT4 Optical Biopsy System as well as for many of the Company’s future products and can create a substantial barrier to entry for others pursuing similar approaches.

Core Areas of Patent Protection

SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

·	Localized tissue characterization using optical methods;
·	Specific application and combinations of autofluorescence, broadband spectroscopy and video imaging;
·	Design and use of disposable components, in combination with systems and methods, including use of unique identifiers;
·	Algorithms specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods;
·	Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers) and in combination with treatment; and
·	Applications to further future system development, including applications for screening, treatment and other applications beyond colon and esophageal cancer.

SpectraScience holds registered trademarks for the WavSTAT System and SpectraScience trade names, and software and graphics are protected by appropriate copyrights.

Our ability to obtain and maintain patent protection for our products, preserve our trade secrets and operate without infringing on the proprietary rights of others will directly affect our operational success. Our strategy regarding the protection of our proprietary rights and innovations is to seek patents on those portions of our technology that we believe are patentable, and to protect as trade secrets other confidential information and proprietary know-how. SpectraScience is careful to protect its trade secrets and proprietary know-how by obtaining confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships. There are certain technological aspects of the WavSTAT Systems that are not covered by any patents or patent applications.

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

Employees

As of April 10, 2013, SpectraScience had eight full-time employees, with four involved in manufacturing/engineering, one in sales and marketing, one in regulatory and two in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $4,321,000 and $4,768,000, respectively, during the past two years of operations. As a result, at December 31, 2012 we had an accumulated deficit of approximately $38,626,000. We have incurred net losses from continuing operations of approximately $9,093,000 and $4,762,000 for the fiscal years ended December 31, 2012 and 2011, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2012, we had a working capital deficit of approximately $3,341,000. We had an operating cash flow deficit of approximately $2,887,000 for the fiscal year ended December 31, 2012 and an operating cash flow deficit of approximately $3,263,000 in fiscal 2011. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

Even if we obtain FDA and other regulatory approvals necessary for commercialization, our products may not compete effectively with other successful products. Researchers are continually learning more about diseases, which may lead to new technologies and tools for analysis.

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

We currently have a staff of eight full time employees, consisting of, among others, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Director of Sales and Marketing and Director of Engineering as well as administrative employees and other personnel retained on a contract basis. We will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

Our WavSTAT Systems are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Some of our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for applications we hope to commercially market. The process of obtaining and complying with the FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense incurred, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

·	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

·	The FDA may require additional testing for safety and effectiveness;

·	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than us;

·	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and

·	The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

·	Warning letters;

·	Civil penalties;

·	Criminal penalties;

·	Injunctions;

·	Product seizure or detention;

·	Product recalls; and

·	Total or partial suspension of production.

Delays in successfully completing our clinical and European evaluation trials could jeopardize our ability to obtain regulatory approval or market our WavSTAT System candidates on a timely basis.

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our WavSTAT System product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

·	Unsatisfactory results of any clinical trial;

·	The failure of principal third-party investigators to perform clinical trials on our anticipated schedules; and

·	Different interpretations of pre-clinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned.

If clinical or evaluation trial delays are significant, or if any of our WavSTAT System product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

Potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

·	Lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

·	Failure to receive necessary regulatory approvals;

·	Existence of proprietary rights of third parties; and/or

·	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

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

The WavSTAT System is protected by 34 issued patents, in the United States and approximately 25 foreign patents, which we own, and one additional patent for which we own the exclusive license. We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. Our competitors may independently develop the same or superior designs, technologies, processes and know-how.

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

Our patents comprise approximately 70% of our assets at December 31, 2012. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

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

We are heavily reliant on a single distributor to market and sell our WavSTAT System.

PENTAX is the sole distributor of our WavSTAT System. We have limited control over PENTAX’s sales and marketing efforts for our primary product. We do not presently have any other distributors for our WavSTAT System, and are solely dependent on the distribution efforts of PENTAX. If PENTAX were to scale back or terminate its distribution relationship with us, we may be unable to find a distributor with the scale and resources of PENTAX, if at all. Since the WavSTAT System is our sole source of revenues and projected revenue growth, a delay or failure by PENTAX to successfully market the product will decrease our future revenues and competitive advantage.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

SpectraScience leases its principal facility from an unrelated third party. The facility is located at 11568-11 Sorrento Valley Road, San Diego, California 92121, and is well maintained and approved by the FDA for manufacturing. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,572 through December 2013, plus a pro rata share of operating expense and real estate taxes (approximately $1,500 per month). We believe that our present facility is adequate for our needs for the foreseeable future. In the event of the termination of this lease, we believe that we could lease other acceptable space on a comparable basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE. The last reported bid price of the Common Stock on April 10, 2013 was $0.08.

The following table sets forth for the calendar period indicated; the quarterly high and low bid prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2012 and 2011. The prices represent quotations between dealers, without adjustment for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	BID PRICE
PERIOD	HIGH	LOW
2012:
Fourth Quarter	$0.15	$0.05
Third Quarter	0.24	0.08
Second Quarter	0.15	0.05
First Quarter	0.12	0.05

2011:
Fourth Quarter	$0.13	$0.03
Third Quarter	0.13	0.05
Second Quarter	0.15	0.04
First Quarter	0.15	0.08

On April 10, 2013 we had approximately 3,300 registered shareholders of record of the 155,154,494 shares of our common stock.

To date, we have not declared or paid cash dividends on our common stock. The current policy of the board of directors is to retain any earnings to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at the time. In addition, we are prohibited from paying dividends on our common stock, without the consent of at least 51% of the holders of any then outstanding convertible debentures issued in connection with our offering of convertible debentures and warrants.

Recent Sales of Unregistered Securities

Three Months Ended December 31, 2012

Common Stock

During the quarter ended December 31, 2012, the Company issued an aggregate of 14,549,462 shares of common stock pursuant to the conversion by purchasers of 5% Original Issue Discount Unsecured Convertible Debentures with a conversion price equal to $0.0573 per share. In October 2012, a holder of a cashless warrant to purchase 86,340 shares of restricted common stock exercised the warrant in a cashless transaction and was issued 14,870 shares of restricted common stock. The issuance of the shares in each case was deemed to be exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended. In December 2012, the Company issued 1,400,000 shares of restricted common stock to a vendor for services. In October 2012, the Company issued 25,000 shares of restricted common stock to a vendor for services. In November 2012, the Company issued a five-year cashless warrant to a vendor to purchase 300,000 shares of restricted common stock at an exercise price of $0,096 per share. The securities issued were deemed to be exempt from registration by virtue of Section 4(2) under the Securities Act of 1933, as amended.

In December 2012, the Company issued 1,400,000 shares of restricted common stock to a vendor for services. The securities issued were deemed to be exempt from registration by virtue of Section 4(2) under the Securities Act of 1933, as amended.

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

Certain statements contained in this Annual Report on Form 10-K, including in this Item 7, that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, near term operating goals, our expectations regarding the market for our products and beliefs with respect to opportunities, strategic partnerships and industry conditions in those markets, our beliefs about our products and expectations with respect to their performance and acceptance, our intentions with respect to distribution and marketing efforts, regulatory practices and developments our beliefs with respect to the required efforts and costs associated with obtaining necessary regulatory approvals for our products, our beliefs about our employees, our beliefs and intentions with respect to intellectual property, our beliefs with respect to reimbursement, our beliefs and expectations regarding competition, future operating losses and our future financial position, our expectations with respect to future cash needs, the sufficiency of our working capital, estimated cost savings and the ability to obtain additional capital are forward-looking statements and involve risks and uncertainties. The assumptions on which these forward-looking statements are based may not prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of this Form 10-K. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

Plan of Operation

During the fiscal year ended December 31, 2012, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011and entered into a distribution agreement with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe the Middle East and Africa. All of the sales of approximately $461,000 for the year ended December 31, 2012 were sold to PENTAX.

Over the next 12 months, SpectraScience intends to:

·	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX in the European Union;

·	Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

·	Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4 ;

·	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Russia and India;

·	Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA for the WavSTAT4 and plan for additional clinical trials to support eventual approval for sale in the United States;

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

·	Continue to expand and refine our intellectual property portfolio.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through atleast the end of 2013, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash balances of approximately $90,000 at December 31, 2012 and $251,000 at December 31, 2011. The approximate $160,000 decrease in cash for the fiscal year was a result of approximately $2,887,000 of cash used in operations and approximately $4,000 related to acquisitions of equipment offset by net proceeds from the sale of convertible debentures of approximately $2,731,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

·	The timing and progress of market evaluation clinical trials;

·	The timing and extent to which SpectraScience’s products gain market acceptance;

·	The timing and expense of developing marketing and strategic distribution channels;

·	The progress and expense of developing next generation products and new applications for incorporation into the WavSTAT Optical Biopsy Systems;

·	The potential requirements and related costs for product modifications;

·	The timing and expense of various U.S. and foreign regulatory filings;

·	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals;

·	The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

·	The overall effect of the present global economic recession, in particular the uncertainty within the economies of the European Union, on the ability of the Company to generate sales revenue.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2012 and December 31, 2011

Revenue

The Company recognized approximate revenue of $461,000 for the fiscal year ended December 31, 2012 as compared to approximate revenue of $27,000 for the fiscal year ended December 31, 2011. The increase is the result of the Company beginning to sell its WavSTAT4 Systems through the PENTAX distribution channel. The prior year’s revenue was comprised of sales of early WavSTAT4 mobile consoles, while revenue for the year ended December 31, 2012 was a combination of the sale of WavSTAT4 mobile consoles and disposable forceps.

Cost of Revenue

Cost of revenue increased from approximately $37,000 for the fiscal year ended December 31, 2011 to approximately $313,000 for the fiscal year ended December 31, 2012. The increase is reflective of the higher volumes and blend of cost of goods for the cost of the WavSTAT4 Systems combined with disposables. In addition, $30,000 of estimated warranty expense is also included in cost of sales for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2011, a portion of the sales were sold at a substantial discount to a distributor who had previously purchased WavSTAT3 Systems. This resulted in a gross loss of approximately $11,000 in fiscal 2011 as compared to a gross profit of approximately $148,000 in the fiscal year ended December 31, 2012.

Operating Expenses

Consolidated operating expenses were approximately $4,469,000 for the fiscal year ended December 31, 2012 (of which approximately $376,000 was for non-cash stock-option compensation expense), as compared to approximately $4,757,000 (of which approximately $454,000 was for non-cash stockoption compensation expense) for the comparable period one year ago. The approximate net decrease of $288,000 was comprised of an approximate $415,000 increase in general and administrative expenses offset by approximate decreases of $565,000 in research and development expenses and $138,000 in sales and marketing expenses. The increase in general and administrative expenses generally resulted from increased activity related to the production and marketing of the new WavSTAT4 Optical Biopsy System as compared to the prior fiscal year. The decline in research and development expense was due to the completion of significant upgrades to the WavSTAT4 System in the prior fiscal year. Sales and marketing expenses declined primarily because the Company relocated its Director of Sales and Marketing position from the United States to Belgium.

Research and development expenses decreased by approximately $565,000 as compared to the prior fiscal year. This reduction was comprised of approximate decreases in engineering development expense of $546,000, consulting expense of $38,000, stock compensation expense of $23,000, travel expense of $21,000, insurance expense of $11,000 and all other expenses of $1,000 offset by approximate increases of $75,000 in payroll expense. Research and development expenses decreased due to the completion of the bulk of the improvement work on the WavSTAT4 System being made in the prior fiscal year. Consulting expense decreased because the Company hired a prior contractor as an employee, which led to an increase in payroll expense and insurance expense declined because the Company conducted fewer clinical trials and reduced its clinical trials insurance expense. Travel expense decreased because PENTAX service technicians took over servicing WavSTAT Systems based in the European Union.

General and administrative expenses increased approximately $415,000 as compared to the prior year. This increase was comprised of approximate increases of $536,000 in patent amortization for certain LUMA patents (related to disposable sheath technology), $98,000 in depreciation expense, $66,000 in investor relations expense, $26,000 in payroll expense and $22,000 in insurance expense offset by an approximate $113,000 reduction in inventory obsolescence expense, $68,000 in legal expense, $66,000 in consulting expense, $53,000 in stock compensation expense, $28,000 in amortization expense and a $5,000 reduction in all other expenses. Depreciation expense increased as a result of the additional depreciation related to the capitalization of certain WavSTAT4 Systems for research and demonstration purposes. Investor relations expense increased because the Company hired a new investor relations firm. Payroll expense increased a result of bonus payments to senior managers and insurance expense increased due to increases in Directors and Officers insurance premium increases in 2012. Inventory obsolescence decreased due to a prior year write-down related to unused WavSTAT3 Systems. Stock compensation expense declined as a result of an increase in vesting time periods for certain stock options. Amortization expense declined because a prepaid financing asset was fully amortized in the prior fiscal year.

Sales and marketing expense decreased approximately $138,000 primarily due to a year-to-year reduction in expenses related to the hiring of a European based Director of Sales and Marketing, replacing the same function which had previously been located in the United States. This resulted in an overall reduction in recruiting, travel and other sales-related expenses.

Other (Income)/Expense

Non-operating expense increased by approximately $4,777,000 as a result of non-cash income statement effects related to our convertible debt issuance comprised of approximate increases in amortization of derivative liability debt discount of approximately $2,555,000, a loss on extinguishment of convertible debt of approximately $2,088,000, increased amortization of debt issuance costs and original issue discount of approximately $1,102,000, increased interest expense of approximately $293,000 and increases in other non-operating expense of approximately $7,000 offset by warrant and derivative liability income of approximately $1,267,750.

As a result of the above, the approximate net loss increased by $4,331,000 for the fiscal year ended December 31, 2012 and 2011 from approximately $4,762,000 to $9,093,000. As noted above, the net loss included a reduction in operating loss of approximately $446,000 offset by significant increases in non-cash expense of approximately $4,777,000 related to the accounting for convertible debentures issued during the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, the Company had negative working capital of approximately $3.3 million and cash and cash equivalents of approximately $90,000, compared to negative working capital of approximately $171,000 and cash and cash equivalents of approximately $251,000 as of December 31, 2011. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. , which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over the next two years. During the fiscal year ended December 31, 2012, the Company raised approximately $2.6 million, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

Since December 31, 2011, the Company’s net working capital deficit has increased from approximately ($171,000) to ($3,300,000). The primary cause of this increase is a result of the accounting treatment required for the Convertible Debentures and warrants issued throughout the fiscal year ended December 31, 2012. The Company has paid principal and interest on the Convertible Debentures that have converted by issuing shares of common stock. At December 31, 2012, adjusting for the non-cash effect of the Convertible Debentures on the Company’s net working capital deficit, the adjusted net working capital deficit would have been approximately ($562,000).

The Company paid principal and interest owing on Convertible Debentures that have been converted by issuing shares of common stock. The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on these remaining matured, but unconverted, Convertible Debentures. The holders of these unconverted Convertible Debentures have the option to declare their Convertible Debentures in default. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash.

During the fiscal year ended December 31, 2012, Convertible Debentures with a face value of approximately $2,224,000 held by 48 individual investors matured. There remain matured but outstanding Convertible Debentures with a face value of approximately $126,000 held by two individual investors. Neither of these two investors have served notice of default on the Convertible Debentures held by them and both converted their debentures to common stock subsequent to December 31, 2012.

The financial consolidated statements included elsewhere in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial consolidated statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. This standard requires us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $376,000 and $454,000 for the years ended December 31, 2012 and 2011, respectively.

Valuation of Long-lived Assets

The Company’s long-lived assets consist of fixed assets and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the patents. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

Convertible Debentures and Warrants

We account for our Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 470, Debt, or ASC 470 which requires us to record the fair value of the Convertible Debentures, BCF and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. We estimate the fair value of the resulting BCF, holders warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. A more detailed description can be found in Note 5 of the enclosed consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2012 and 2011 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc.

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc., and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP

Des Moines, Iowa

April 17, 2013

SpectraScience, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$90,192	$250,723
Accounts receivable, net	-	26,735
Inventories	202,077	367,838
Deferred debt issuance costs	165,649	-
Prepaid expenses and other current assets	191,030	24,493
Total current assets	648,948	669,789

Fixed assets, net	85,592	244,275
Patents, net	1,678,787	2,432,732

TOTAL ASSETS	$2,413,327	$3,346,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$861,698	$695,809
Convertible debt	1,129,473	-
Discount	(520,851)	-
Convertible debt, net	608,622	-
Derivative liability	2,335,560	-
Accrued expenses	183,855	145,356
Total current liabilities	3,989,735	841,165

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding – 2,585,000 shares at December 31, 2012 and 2011, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of December 31, 2012 and 2011	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding – 1,000,000 shares at December 31, 2012 and 2011, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 275,000,000 shares
Issued and outstanding—152,229,665 and 108,041,084 shares at December 31, 2012 and 2011, respectively	1,522,297	1,080,411
Additional paid-in capital	35,491,603	30,922,930
Accumulated deficit	(38,626,158)	(29,533,560)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,576,408)	2,505,631
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,413,327	$3,346,796

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011

Revenue	$461,296	$26,735
Cost of revenue	313,069	37,455
Gross profit (loss)	148,227	(10,720)

Operating expenses:
Research and development	1,114,011	1,678,843
General and administrative	2,923,719	2,509,280
Sales and marketing	431,269	568,748
Total operating expenses	4,468,999	4,756,871

Operating loss	(4,320,772)	(4,767,591)

Other expense (income), net
Interest expense	293,200	-
Change in fair value of derivative liabilities	(1,267,750)	-
Amortization of debt discount	2,555,199	-
Amortization of deferred debt issuance costs and original issue discount	1,102,221	-
Loss on extinguishment of debt	2,088,074	-
Other expense (income)	882	(5,480)
	4,771,826	(5,480)
Net loss	$(9,092,598)	$(4,762,111)
Basic and diluted net loss per share	$(0.08)	$(0.04)
Diluted net loss per share	$(0.09)	$(0.04)
Weighted average common shares outstanding	118,764,366	108,035,626

See accompanying notes to the consolidated financial statements

 SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Year’s Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	3,585,000	$35,850	107,994,529	$1,079,945	$30,380,879	$(24,769,716)	$6,726,958
Stock based compensation – consultants					16,651		16,651
Stock based compensation – employees					437,728		437,728
Common Stock issued for services			42,222	422	85,983		86,405
Accrued Dividend paid in Common Stock			4,333	44	1,689	(1,733)	(1,733)
Net loss						(4,762,111)	(4,762,111)
Balance, December 31, 2011	3,585,000	35,850	108,041,084	1,080,411	30,922,930	(29,533,560)	2,505,631
Stock based compensation – consultants					20,217		20,217
Stock based compensation – employees					355,972		355,972
Common Stock issued for services			1,475,000	14,750	66,750		81,500
Conversion of convertible debt			42,698,711	426,987	4,124,693		4,551,680
Cashless warrant exercise			14,870	149	1,041		1,190
Net loss						(9,092,598)	(9,092,598)
Balance, December 31, 2012	3,585,000	$35,850	152,229,665	$1,522,597	$35,491,603	$(38,626,158)	$(1,576,408)

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(9,092,598)	$(4,762,111)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	916,798	298,163
Amortization of debt discount	2,555,199	-
Amortization of deferred debt issuance costs and original issue discount	1,102,221	-
Change in fair value of derivative liabilities	(1,267,750)	-
Loss on extinguishment of debt	2,088,074
Stock-based compensation employees	355,971	437,728
Stock-based compensation consultants	20,217	16,651
Amortization of prepaid financing costs	-	12,364
Fair market value of common stock and warrants issued for services	82,690	86,405
Changes in operating assets and liabilities:
Accounts receivable	26,735	(26,735)
Inventories	165,761	123,295
Prepaid expenses and other current assets	(166,537)	32,527
Accounts payable	165,889	490,543
Accrued expenses	159,970	27,787
Net cash used in operating activities	(2,887,361)	(3,263,383)

INVESTING ACTIVITIES:
Redemption of certificates of deposit	-	1,998,974
Acquisition of fixed assets	(4,170)	(249,671)
Net cash provided by (used in) investing activities	(4,170)	1,749,303
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	3,305,762	-
Debt issuance costs	(574,762)	-
Net cash provided by financing activities	2,731,000

Net decrease in cash and cash equivalents	(160,531)	(1,514,080)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	250,723	1,764,803

CASH AND CASH EQUIVALENTS AT END OF YEAR	$90,192	$250,723

NON CASH INVESTING AND FINANCING ACTIVITIES
Convertble debt and accrued interest converted to common stock	$2,446,632	-

See accompanying notes to the consolidated financial statements

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiaries Luma Imaging Corporation (“LUMA”) and Spectra Science International, Inc. (“International”) From 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

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

Note 2: Going Concern

As of December 31, 2012, the Company had negative working capital of approximately $(3,341,000) and cash of approximately $90,000. On December 16, 2011 the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd. , which Engagement Agreement was amended in July 2012 Under the Engagement Agreement, Laidlaw will assist the Company with raising up to $20.0 million in capital for two years from the date of the Engagement Agreement, as amended. However, if the Company does not receive these funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses, or the Company may not be able to meet the revenue forecasts which will require the Company to seek additional capital. In such event, the Company may not be able to find such capital or raise capital or debt on terms that are acceptable.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial consolidated statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiaries LUMA, and International. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets including intangible assets, assumptions used to value stock options, assumptions used to value the common stock issued and assumptions related to the determination of the fair value of the derivative components associated with the Company’s Convertible Debentures. Actual results could differ from those estimates.

Liquidity

We expect to incur significant additional operating losses through at least 2013, as we complete proof-of-concept trials, begin outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or we may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations.

Inventory Valuation

We state our inventories at the lower of cost (using the first-in, first-out method) or market value, determined on a specific cost basis. We provide inventory reserves when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

Valuation of Long-lived Assets

The Company’s long-lived assets consist of fixed assets and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the patents. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

Convertible Debentures/Warrants

We account for our Convertible Debentures, associated warrants and related conversion features under the provisions of FASB Topic 470, Debt, or ASC 470, which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the resulting Beneficial Conversion Feature ("BCF"), holders warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures, BCF and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at the end of each reporting period. A description of these effects can be found in Note 5 of the financial statements.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have any material uncertain tax positions on its tax returns for the years 2012 and prior that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2012 and 2011, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2012 or 2011, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 or 2011.

We are subject to taxation in the U.S. and the state of California. All of our tax years are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses.

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

As of December 31, 2012, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 15,000,000 shares of common stock.  At December 31, 2012, the Company had outstanding 19,491,667 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 13% of the Company’s outstanding shares (9,470,417 of which were exercisable), with 6,453,333 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the fiscal years ended December 31, 2012 and 2011:

Non-Employee Stock Options	2012	2011
Expected life	-	5 years
Risk-free interest rate	-	0.83%
Expected volatility	-	114%
Expected dividend yield	-	0%

There were no non-employee stock option grants made during the fiscal year ended December 31, 2012. Existing non-employee stock option grants were valued at approximately $0 and $10,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

Management used the following assumptions to value employee options over the past two years:

Employee Stock Options	2012	2011
Expected life	5 years	5 years
Risk-free interest rate	0.71%	1.97%
Expected volatility	102%	115%
Expected dividend yield	0%	0%

Employee and director stock option grants were valued at approximately $461,000 and $262,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

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

Patents

The Company accounts for acquired intangible assets under FASB ASC Topic 350 Goodwill and Other Intangibles –General Intangibles Other than Goodwill. On August 2, 2004, at the inception of the successor company, the Company capitalized $290,000 to value eight WavSTAT System patents. On November 6, 2007, coincident with the acquisition of the LUMA assets, the Company capitalized $3,226,000 to value the 28 patents acquired. In both cases, the capitalized amounts were initially determined based upon management’s assessment of fair value using a market-based forecast, which utilized comparable assumed royalty revenue streams over several possible scenarios. These forecast cash flows were then discounted to present value to determine valuation. The Company reviews the fair value of intangible assets at the end of each reporting period. Based upon management’s review, there were no intangible asset impairments in 2012 or 2011. In the fiscal year ended December 31, 2012, as per review, management shortened the useful lives of certain LUMA patents related to disposable sheath products. The change in the useful life is due to the limited estimated use of the particular patents.

All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT System patents had an average remaining useful life of 14 years, while the LUMA patents had an average remaining life of approximately 16 years. Amortization expense associated with patents for the fiscal years ended December 31, 2012 and 2011 was approximately $754,000 and $239,000 respectively. Patents are reported net of accumulated amortization of approximately $1,837,000 and $1,083,000 at December 31, 2012 and 2011, respectively. Amortization expense in each of the five years subsequent to December 31, 2012 is expected to approximate $167,000 per year.

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2012 and 2011, research and development costs were approximately $1,114,000 and $1,679,000, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less payment received and an estimate is made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are generally considered past due 30 days after payment date as specified on the invoice. We determine allowance for doubtful accounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of previously written off accounts receivables previously written off are recorded when received.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to three years. For the years ended December 31, 2012 and 2011, depreciation expense was approximately $163,000 and $64,000, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments, and were determined using the Level 1 fair value hierarchy.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the fiscal year ended December 31, 2012 include stock options to purchase 19,491,667 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share and the additional income related to the change in fair value of derivative securities for the fiscal year ending December 31, 2012:

For the Fiscal Year Ended December 31, 2012
Numerator:
Net (loss) for basic earnings per share	$(9,092,598)
Subtractions:
Change in fair value of derivative securities	(2,230,476)
Net (loss) for diluted earnings per share	$(11,323,074)

Denominator:
Weighted average basic shares outstanding	118,764,366
Assumed conversion of dilutive securities
Warrants
Conversion feature – debentures	13,515,850
Potentially dilutive common shares	13,515,850

Denominator for diluted earnings per share – Adjusted weighted average shares	132,280,216

(Loss) per share
Basic	$(0.08)
Diluted	$(0.09)

Note 4: Inventories

Inventories consisted of the following at December 31, 2012 and 2011. Included in inventories is an inventory reserve for obsolescence of approximately $48,000 at both December 31, 2012 and 2011:

	December 31,
	2012	2011
Raw Materials	$155,022	$225,729
Finished Goods	47,055	142,109
Total inventories	$202,077	$367,838

Note 5: Liabilities

Convertible Debentures

For the fiscal year ended December 31, 2012, the Company issued Convertible Debentures (“Debentures”) at a face amount of $3,353,685. At December 31, 2012, the unamortized discount of $520,851 consisted of a discount on the derivative liability of $270,537, discount on the warrant liability of $222,330 and original issue discount of $27,984. The discount will be amortized over the maturity of the Debentures. During the fiscal year ended December 31, 2012, approximately $290,000 in contractual interest expense was recognized on the Debentures, $1,315,773 in interest expense was recognized through amortization of the derivative liability discount and $1,239,426 in interest expense was recognized through amortization of the warrant liability discount. The Debentures have an original maturity of six months, accrue interest at rates ranging from 16-20% per year, carry an original issue discount of 5% and will convert into common stock at an initial conversion price ranging from $0.0573 to $0.099 per share at maturity. The Debentures were issued with detachable five-year cashless warrants (“Holders Warrants”) that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. At December 31, 2012, there were Debentures, Holders Warrants and Agent Warrants convertible or exercisable into 12,337,378, 25,577,158 and 7,586,807 shares of common stock, respectively. The conversion price of the Debentures is subject to an adjustment feature in the event that the Company issues securities for less than the conversion price of the Debentures. The Holders warrants contain a provision under which the Warrants, under certain circumstances, could be acquired for a presently undetermined consideration at a future date. This results in an adjustment feature component for the Holders and Agent Warrants. The accounting for the adjustment features of the conversion price and the warrant exercise price is described separately below under, “Warrant Liability” and “Derivative Liability”. Upon issuance of the Debentures the Company received net cash proceeds of $2,731,000 net of $574,762 in transaction costs and $167,685 of original issue discount. On December 31, 2012, if converted, the face value would exceed the market value of the converted common shares by $507,000. For the fiscal year ended December 31, 2012, Debentures with a face value of $2,224,211 and accrued interest of $222,421 were converted at a price of $0.0573 into 42,698,711 shares of common stock and approximately $2,554,000 in remaining associated liability was reclassified to equity, representing the carrying amount to equity at December 31, 2012. At December 30, 2012, Debentures with a face value of $126,316 were in default and accruing interest at a default rate of 20% per year.

Warrant Liability

The Company issued Convertible Debentures which included Holders Warrants (“Securities”). In addition, the Company issued Agent warrants to Laidlaw & Co. LTD as compensation related to the sale of the Securities. The Holders Warrants include a possible adjustment feature in the event of a future financing on terms more favorable than those of the existing Securities. Additionally, the Holders and Agent Warrants also contain a provision that provides for specific consideration in the event of certain all cash or private change of control transactions. This results in the Holders and Agent Warrants being classified as “Derivative Warrants”. Effective January 1, 2009, the accounting guidance regarding derivative warrants changed and required that these warrants be recorded as a liability and measured at fair value recorded in earnings. The Company records the fair value of these warrants in its statement of operations in the line “Change in fair value of derivative and warrant liabilities.” The Company measures these warrants using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” For the fiscal year ended December 31, 2012, the Company recorded non-cash expense related to these warrants of approximately $778,000. At December 31, 2012, there were exercisable warrants to purchase 33,163,965 shares of common stock. The time period over which the Company will be required to evaluate the fair value of these warrants is approximately five years. Upon issuance of the Debentures, the Company recorded a Warrant Liability of $2,507,868 and an initial fair value non-cash expense of $490,204. The initial fair value of the warrants is being amortized over the life of the associated Debentures (generally, six-months). For the fiscal year ended December 31, 2012, the Company recorded non-cash income of $777,824 which represents the change in the fair value of the Warrant Liability from inception to December 31, 2012, resulting in a Warrant Liability amount of $1,730,044.

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

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment of the probability of a more favorably priced future financing or significant fluctuations in the volatility of the trading market for the Company’s common stock the Company’s fair value estimates could be materially different in the future.

Derivative Liability

During the fiscal year ended December 31, 2012, the Company issued convertible Debentures with a conversion price that includes a possible exercise adjustment feature in the event that it issues securities for consideration less than that offered with the convertible Debentures (referred to as “Derivative Liabilities”). The Company records the fair value of the conversion feature in its statement of operations in the line “Change in fair value of derivative liabilities.” The Company measures the conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models incorporating similar assumptions to those described under “Stock-Based Compensation.” For the fiscal year ended December 31, 2012, the Company recorded non-cash expense related to this conversion feature of approximately $1,562,000. At December 31, 2012, there were convertible shares to purchase 12,337,378 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of this conversion feature is the lesser of six months or conversion. Upon issuance of the Debentures, the Company recorded a derivative liability of $2,167,341 and an initial fair value non-cash expense of $581,696. For the fiscal year ended December 31, 2012, the Company recorded non-cash expense of $980,129 which represents the change in the fair value of the Derivative Liability from inception to December 31, 2012. Convertible Debentures with a face value of $2,224,211 converted into approximately 38,817,000 shares of Common Stock. These changes result in a Derivative Liability amount of $605,516 at December 31, 2012.

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

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment of the probability of a more favorably priced future financing or significant fluctuations in the volatility of the trading market for the Company’s common stock the Company’s fair value estimates could be materially different in the future.

Note 6: Income Taxes

The significant components of deferred tax assets as of December 31, 2012 and 2011 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$13,123,326	$12,558,554
Research and development credits	549,326	567,439
Stock compensation	864,113	758,751
Derivatives/Warrants	783,315	-
Inventory reserve	12,470	12,470
Fixed assets	51,960	25,345
Accrued liabilities and other	63,792	46,200
Total deferred tax assets	15,448,302	13,968,759
Valuation allowance	(14,779,566)	(12,999,694)
Net deferred tax assets	668,736	969,065
Deferred tax liabilities
Acquired intangibles	-	-
Patents	(668,736)	(969,065)
Total deferred tax liabilities	(668,736)	(969,065)
Net deferred taxes	$-	$-

 The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax (loss):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax at federal statutory rate	$(3,091,483)	34.0%	$(1,619,000)	34.0%
State tax provision, net of federal tax benefit	(530,499)	5.8%	(278,000)	5.8
Nondeductible differences	1,122,878	-4.5%	(112,000)	2.3
Nonqualified stock option forfeitures	44,490	-0.5%	381,000	(8.0)
Tax credits	11,955	-0.1%	(44,000)	0.9
Change in valuation allowance	1,779,872	-27.7%	1,035,000	(21.7)
Expiration of net operating losses	650,958	-7.0%	633,000	(13.3)
Other	11,829	-0.1%	4,000	-
Provision for income taxes	$-	0.0%	$-	0.0%

At December 31, 2012, the Company had federal net operating loss carry-forwards of approximately $32,757,000 that expire from 2013 through 2032. During 2012, the Company had federal net operating losses of approximately $651,000 expire. In addition, the Company had research and development tax credits of approximately $578,000 that expire from 2013 through 2032. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carryforwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 7: Lease Commitment

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments of $4,572 and additional shared estimated facility costs of approximately $1,500 per month through December 2013. Total commitment under this lease for 2013 is approximately $72,000. For the years ended December 31, 2012 and 2011, rent expense totaled $65,509 and $51,371, respectively

Note 8: Stock-Based Compensation Plans

As provided in Note 3, the Company had awards outstanding under two stock option plans as of December 31, 2012.

Options outstanding that have vested and those that remain unvested as of December 31, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	9,470,417	$0.24	6.71	$-
Unvested	10,021,250	$0.13	8.88	-
Total	19,491,667	0.18	8.20	$-

(1) These amounts represent the excess, if any, between the exercise price and $0.05, the closing market price of the Company’s common stock on December 31, 2012 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share		Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
December 31, 2010	1,504,179	14,695,000		$0.37	8.16
Options granted	(3,300,000)	3,300,000		$0.10
Options forfeited	2,000,000	(2,000,000)		$0.50
Additional options authorized	1,495,821	-	$
December 31, 2011	1,700,000	15,795,000		$0.20	8.20
Options granted	(5,246,667)	5,246,667		$0.12
Options forfeited	1,550,000	(1,550,000)		$0.18
Additional options authorized	8,450,000	-	$
December 31, 2012	6,453,333	19,491,667		$0.18	8.20	$-
Exercisable December 31, 2012		9,470,417		$0.24	6.71	$-

There were no stock options exercised during the years ended December 31, 2012 and 2011. At December 31, 2012, total unrecognized estimated employee and director compensation cost related to stock options granted is $838,217, which is expected to be recognized over the next three to four years.

For the fiscal year ended December 31, 2012, the Company granted stock options to purchase 5,246,667 common shares to employees and directors and 0 common shares to non-employees. At the time of grant, those options were estimated to have an aggregate fair value of approximately $461,000 and $0, respectively. For the fiscal year ended December 31, 2011, the Company granted stock options to purchase 3,100,000 common shares to employees and directors and 200,000 to non-employees. At the time of grant, these options were estimated to have an aggregate fair value of approximately $262,000 and $10,000, respectively.

Note 9: Undesignated Capital Stock

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

Note 10: Warrants

The following table describes all of the common stock purchase warrants outstanding at December 31, 2012. All of the warrants have a cashless exercise provision and a five-year life from the date of issuance.

Outstanding Common Stock Purchase Warrants
	Issuance	Expiry	Exercise	Warrant
	Date	Date	Price	Shares
Series B Convertible Preferred Holders	05/18/09 to 12/22/09	05/18/14 to 12/22/14	$0.3000	12,457,500
Agent Warrants - 2009	10/31/09	10/31/14	$0.3500	2,500,000
Series C Convertible Preferred Holders	04/27/10 to 06/11/10	04/27/15 to 06/11/15	$0.3000	7,883,078
Agent Warrants - 2010	6/11/10	6/11/15	$0.3500	1,576,616
Agent Initial Engagement Warrants	8/4/11	8/4/16	$0.0800	1,485,838
Convertible Debenture Holders	01/27/12 to 03/30/12	01/27/17 to 03/30/17	$0.0745	20,510,701
Agent Warrants - 2012	3/30/12	3/30/17	$0.0745	6,066,870
Convertible Debenture Holders	08/28/12 to 12/31/12	08/28/17 to 12/31/17	$0.1287	5,066,453
Agent Warrants - 2012	12/31/12	12/31/17	$0.1287	1,519,936

Warrants outstanding at December 31, 2012				59,066,992

Note 11: Equity Transactions

Fiscal Year Ended December 31, 2012

Common Stock

During the fiscal year ending December 31, 2012, the holders of Convertible Debentures with a face value of $2,224,212 converted their debentures into 38,817,018 shares of common stock. In addition, associated with these debentures, the Company paid $222,474 in accrued interest by issuing 3,881,693 shares of common stock.

In December 2012, the Company issued 1,400,000 shares of restricted common stock to a vendor for services. The fair value of the shares was determined to be $70,000 based upon the market value of the stock on the date of issuance. The vendor services are expected to be performed over a twelve-month period over which the fair value of these shares will be amortized.

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

Warrants

During the fiscal year ended December 31, 2012, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 25,577,000 shares to holders of the Debentures and 7,673,000 similar warrants as compensation to Agents. Of these warrants, approximately 26,664,000 have an exercise price of $0.0745 per share and approximately 6,586,000 have an exercise price of $0.1287 per share.

In October 2012, a holder of a cashless warrant to purchase 86,340 shares of restricted common stock exercised the warrant in a cashless transaction and was issued 14,870 shares of restricted common stock.

Convertible Debentures

From January through March 2012, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $2,350,527 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.0573, together with five-year warrants to purchase approximately 20,511,000 common shares at an exercise price equal to $0.0745 per share.

From August through December 2012, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $1,003,158 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.099, together with five-year warrants to purchase approximately 5,066,000 common shares at an exercise price equal to $0.1287 per share.

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

Note 12: License Agreement

The Company is the exclusive licensee through the Massachusetts General Hospital of U.S. Patent number 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue” and a pending international patent application. This license agreement requires a royalty be paid on sales of the patent on products using claims described within the patent under the license as well as patent expansion and annuities required to maintain the patent. During the fiscal year ended December 31, 2012, the Company paid Massachusetts General Hospital approximately $9,000 in fees related to this patent.

Note 13: Fair Value Measurements

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2012:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Derivative liability	$-	$-	$605,516	$605,516
Warrant liability	-	-	1,730,044	1,730,044
Total	$-	$-	$2,335,560	$2,335,560

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the fiscal year ended December 30, 2012:

	Warrant Liability	Derivative Liability	Total Liability

Balance, December 31, 2011	$-	$-	$-

Issuance of convertible debt and warrants	2,507,868	2,167,341	4,675,209

Initial value of instruments in excess of face value of debt	(490,204)	(581,696)	(1,071,899)

Change in estimated fair value	(287,620)	(980,129)	(1,267,750)

Balance, December 31, 2012	$1,730,044	$605,516	$2,335,560

Management used the following inputs to value the Derivative and Warrant Liabilities during the fiscal year ended December 31, 2012.

	Derivative Liability	Warrant Liability
Exercise Price	$0.0573-$0.099	$0.0745-$0.1287
Risk Free Rate	0.11% - 0.15%	1.11% - 0.62%
Expected Volatility	98% - 193%	95% - 170%
Expected Dividend Yield	-	-

In addition, in computing the fair value of the derivative and warrant liability at December 31, 2012 for instruments under the Binomial Lattice option-pricing model, management assumed a 75% probability of a down round financing event at various assumed stock prices.  A 10% change in the probability of a down round financing event would change the recorded derivative liability by approximately 6%.  A $0.01 change in the assumed stock price would change the recorded derivative liability by approximately 8%.

Note 14: Subsequent Events

Convertible Debentures and Warrants

From January through March 2013, the Company sold $738,947 of 5% Original Issue Discount Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $702,000. The Debentures mature in six months, carry a fixed conversion price of $0.0573 per share, an annual interest rate of 20% and are convertible into 12,896,115 shares of common stock at maturity. The Company received net cash proceeds of approximately $544,000 after payment of fees and expenses of approximately $158,000. In addition, the Company issued the holders of the Debentures (the “Holders”) detachable five-year warrants to purchase 6,448,057 additional shares of common stock and issued to the placement agent of the offering (the “Agent”) warrants to purchase 1,934,417 shares of common stock all at an exercise price of $0.0745 per share. The fair value of the Agent warrants, as determined using the Black-Scholes option-pricing model, was approximately $108,000. The embedded conversion feature of the Debentures and the terms of the detachable warrants provide for an effective rate of conversion that was below market value at issuance. Such an element is characterized as BCF. Pursuant to accounting standards at the time of issuance, the estimated aggregate fair values of the BCF and the Holders’ warrants using the Black Scholes option pricing model were determined to be approximately $794,000, approximately $105,000 of which will be immediately recognized as interest expense and approximately $689,000 which will be recorded as a debt discount and then amortized as interest expense over the life of the relevant instrument.

Common Stock

In January 2013, the Company issued 1,500,000 shares of restricted common stock each to two vendors for services. The fair value of each issuance was determined to be $120,000, based upon the Market Value of the stock on the date of issuance.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. Management determined that there were insufficient personnel to allow for the segregation of duties and a lack of effective procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.

Notwithstanding the existence of this material weakness in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2012 and 2011 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 in conformity with GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has not been attested to by McGladrey LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	64	2011/2010
Jim Dorst, Chief Financial Officer and Chief Operating Officer	58	2007
Mark McWilliams, Chairman of the Board	56	2004
Sheldon L. Miller, Director	76	2010
Stanley Pappelbaum, M.D., Director	75	2006
Chester E. Sievert, Director	61	2004
F. Duwaine Townsen, Director	79	2009

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

Code of Ethics. The Company has adopted a code of ethics applicable to its chief executive officer, senior financial officer and other employees. The code is available at no charge by request to the Company in writing, to the attention of the CFO. The Code is also available on the Corporate Governance section of the Company’s website at www.spectrascience.com . The Company intends to satisfy Form 8-K disclosure requirements by including on its website any amendment to, or waiver from, a provision of its Ethics or Code of Conduct policy that applies to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K under the Securities Act of 1933.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to Insiders were complied with, except for the following:

•	Michael P. Oliver filed one late Form 4 to report the issuance of stock options in 2012.
•	Jim Dorst filed one late Form 4 to report the issuance of stock options in 2012.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of three non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2012

     The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the Company’s executive officer other than the Chief Executive Officer, with respect to our fiscal years ended December 31, 2012 and December 31, 2011. In this annual report on Form 10-K, we refer to these executive officers collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Total ($)
Michael P. Oliver – (1)	2012	$225,000		$-	$211,779	$436,779
President and Chief Executive Officer	2011	$225,000	25,000	$-	$-	$250,000
Jim Dorst – (2) Chief Financial Officer and	2012	$175,000		$-	$82,027	$257,027
Chief Operating Officer	2011	$175,000		$-	$-	$175,000

(1)	Mr. Oliver was appointed President and CEO on November 29, 2010. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or changes in control agreements. On September 19, 2012, Mr. Oliver received a stock option grant to purchase 2,366,667 shares of Common Stock at an exercise price of $0.12, which was the fair market value of the underlying stock on the date of grant. This stock option vests 1/4 on the first anniversary date of grant and 1/36 of the remainder monthly thereafter for the remaining 36 months. This stock option was valued at $211,779 at the time of grant using the Black-Scholes option-pricing model. Mr. Oliver is paid a base annual salary of $225,000 and may earn up to an additional $75,000 upon the achievement of goals related to the Company’s entry into certain international distribution agreements and is not subject to any severance or change in control agreements. Mr. Oliver received $25,000 in bonus compensation for the fiscal year ended December 31, 2011.
(2)	Mr. Dorst is the Company’s Vice President of Finance, Chief Financial Officer and Chief Operating Officer. He does not have a written employment agreement, his salary is not dependent on performance targets, goals or other conditions and he is not subject to any severance or change in control arrangements. Mr. Dorst received a stock option grant to purchase 916,667 shares of Common Stock on September 19, 2012 at an exercise price of $0.12 per share. Mr. Dorst’s 916,667 stock option grant vests 1/4 on the first anniversary date of grant and 1/36 of the remainder monthly thereafter for the remaining 36 months.
(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal years 2012 and 2011 to the named executive officers of the Company.

Outstanding Equity Awards at Fiscal Year End. The following table describes the outstanding stock option grants to named executive officers at fiscal year end. There are no Stock Awards issued or outstanding.

	Outstanding Equity Awards at 2012 Fiscal Year End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael P. Oliver	(1)	1,650,000	1,650,000	-	$0.15	12/16/2020
	(1)	-	2,366,667	-	$0.12	09/18/2022
Jim Dorst	(2)	666,666	266,667	-	$0.24	05/21/2020
	(1)	750,000	1,125,000	-	$0.15	12/16/2020
	(1)	-	916,667	-	$0.12	09/18/2022

(1)	Option vests over four years, with 25% vesting 12 months after the grant date and 1/36 of the remaining grant amount vesting each month thereafter for three years.
(2)	Option vests over three years, with 1/3 vesting 12 months after the grant date and 1/3 vesting on each anniversary of the grant date thereafter.

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

DIRECTOR COMPENSATION FOR 2012

No cash compensation or equity awards were granted to the directors during the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2012 information on our equity compensation plans in effect as of that date:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,945,000	$0.24	-

Equity compensation plans not approved by security holders	8,546,667	0.10	6,453,333
Totals	19,491,667	$0.18	6,453,333

(1)	Net of equity instruments forfeited, exercised or expired.

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”). The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the EIP is 15,000,000 shares of common stock with stock option grants for 8,546,667 common shares outstanding at December 31, 2012 and 6,453,333 shares of common stock available for future stock option grants.

2001 Amended Stock Option Plan

Our 2001 Amended Stock Option Plan (the “Option Plan”), which expired on January 30, 2011, provided for the grant of incentive stock options (“ISOs”) to our employees (who may also be directors) and nonqualified stock options (“NSOs”) to non-employee directors, consultants, customers, vendors or providers of significant services. The exercise price of any ISO may not have been less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2012, we had option grants outstanding for 10,945,000 shares of common stock under the Option Plan, with no shares available for future issuance.

OWNERSHIP OF COMMON STOCK

The following table shows as of April 10, 2013, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group:

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 10, 2013. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 152,229,579 shares of Common Stock outstanding as of April 10, 2013, plus for each individual, any securities that individual has the right to acquire within 60 days of April 10, 2013.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
EuclidSR Partners, LP (2)	8,376,371	5.5%
Sheldon L. Miller (3)(11)	5,306,446	3.4%
Michael P. Oliver (4)(10)(11)	2,042,750	1.3%
Stanley Pappelbaum M.D. (5)(11)	814,063	*
Mark McWilliams (6)(11)	1,001,284	*
Chester E. Sievert (7)(11)	925,313	*
Jim Dorst (8)(10)	1,306,250	*
F. Duwaine Townsen (9)(11)	439,062	*
Directors and executive officers, as a group (seven persons)	11,835,167	7.7%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.
(2)	EuclidSR Partners, LP (“Euclid”) owns 6,143,404 shares of Common Stock and is affiliated by common control with EuclidSR Biotechnology Partners, which together own 8,376,371 shares. The business address for all Euclid affiliated entities is 45 Rockefeller Plaza, Suite 3240, New York, New York 10111.
(3)	Includes 514,063 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013. Also includes warrants to purchase 1,558,078 shares of Common Stock.
(4)	Includes 1,993,750 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(5)	Includes 764,063 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(6)	Includes 839,062 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(7)	Includes 820,313 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(8)	Includes 1,306,250 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(9)	Includes 439,062 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of April 10, 2013.
(10)	Executive Officer
(11)	Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no transactions during the last two fiscal years to which we have been a party in which the amount involved exceeded 1% of the Company’s average total assets for the last two fiscal years and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Director Independence

Although the Company is not listed on a national securities exchange, the Company has chosen to evaluate independence based upon the NASDAQ listed company rules. The Company has determined that Messrs. McWilliams, Miller, Pappelbaum, Sievert, and Townsen are independent under NASDAQ Rule 5605(a)(2). Mr. Oliver is not independent under NASDAQ Rule 5605(a)(2) because he has an employment relationship with the Company. Other than Mr. Oliver, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of management’s knowledge. The Company has audit, compensation and nominating committees, each of which consist of only independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. All audit-related fees were approved by our Audit Committee in fiscal 2012.

Independent Public Accountants’ Fees.   The firm of McGladrey LLP, formerly McGladrey and Pullen LLP, independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2012 and 2011.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees (1)	$78,200	$76,000
Audit-related fees (2)	-	21,430
Tax fees	-	-
All other fees	-	-
Other	-	-
	$-	$97,430

(1)	Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.
(2)	Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity (Deficit) from December 31, 2012 to December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

SpectraScience, Inc. (Registrant)

Date: April 17, 2013	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes James Dorst as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: April 17, 2013
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James Dorst
James Dorst	Date: April 17, 2013
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: April 17, 2013
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: April 17, 2013
Director

/s/ Chester E. Sievert
Chester E. Sievert	Date: April 17, 2013
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: April 17, 2013
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: April 17, 2013
Director

SPECTRASCIENCE, INC.

EXHIBIT INDEX TO FORM 10-K

FORM 10-K FOR FISCAL YEAR 2012

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
3.2

Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 14, 2012)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to exhibit 3.1 to the Company’s Report on Form 8-K filed August 6, 2004)
3.4	Amended Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2009)
3.5	Certificate of Redesignation of Series C Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)
4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.2	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.3	Common Stock Purchase Warrant issued to Placement Agent (Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008)
4.4	Certificate of Designation of Rights and Preferences of Series B Preferred stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.5	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.6	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series C Preferred Stock(Incorporated by reference to exhibit 4.5 to the Company Report on Form 8-K filed June 24, 2010)
4.7	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of SpectraScience, Inc.(Incorporated by reference to exhibit 4.6 to the Company Report on Form 8-K filed June 24, 2010)
4.8	Form of Agent Warrant for Series C Preferred Stock offering (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
4.9	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed on January 30, 2012)
4.10	Form of Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 8-K filed on January 30, 2012)
4.11

Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 15, 2012)

4.12

Form of Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 15, 2012)

10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004)

10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)
10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2011)
10.6*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2011)
10.7*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011)
10.8	Dealer Agreement dated April 6, 2010 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.9	Dealer Agreement dated July 2, 2009 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.10	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)
10.11

PENTAX Europe Distributor Agreement dated effective June 15, 2012 by and between the Company and PENTAX Europe GmbH (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 14, 2012)

10.12

Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 15, 2012)

21+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, and SpectraScience International, Inc., a Minnesota corporation
23.1+	Consent of Independent Registered Public Accounting Firm – McGladrey LLP
24.1 +	Power of Attorney (see signature page)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2012, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.
+ Filed herewith.
++ Furnished herewith.
* Denotes management compensatory plan or contract.

