Form 10-Q
period 2013-03-31
SPECTRASCIENCE INC
filed 2013-05-20
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 20, 2013 was 159,253,139.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

SpectraScience, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$237,162	$90,192
Inventories	205,475	202,077
Deferred debt issuance costs	284,050	165,649
Prepaid expenses and other current assets	175,212	191,030
Total current assets	901,899	648,948

Fixed assets, net	67,151	85,592
Patents, net	1,637,425	1,678,787
TOTAL ASSETS	$2,606,475	$2,413,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$897,279	$861,698
Convertible debt	1,857,894	1,129,473
Discount	(886,241)	(520,851)
Convertible debt, net	971,653	608,622
Derivative liability	4,388,830	2,335,560
Accrued expenses	214,677	183,855
Total current liabilities	6,472,439	3,989,735

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Series B Convertible Preferred Stock, $.01 par value:
Authorized – 2,585,000 shares; shares issued and outstanding - 2,585,000 shares at March 31, 2013 and December 31, 2012, liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of March 31, 2013 and December 31, 2012	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value:
Authorized – 1,000,000 shares; shares issued and outstanding -1,000,000 shares at March 31, 2013 and December 31, 2012, $200,000 liquidation value	10,000	10,000
Common stock, $.01 par value:
Authorized — 275,000,000 shares; Issued and outstanding -157,654,565 shares at March 31, 2013 and 152,229,665 shares at December 31, 2012	1,576,546	1,522,297
Additional paid-in capital	35,770,894	35,491,603
Accumulated deficit	(41,249,254)	(38,626,158)
TOTAL SHAREHOLDERS’ (DEFICIT)	(3,865,964)	(1,576,408)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$2,606,475	$2,413,327

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Research and development	187,457	380,286
General and administrative	497,703	547,645
Sales and marketing	77,374	108,696
Total operating expenses	762,545	1,036,627
Loss from operations	(762,545)	(1,036,627)

Other expense (income)
Interest expense	56,581	38,028

Change in fair value of derivative liabilities	1,116,019	1,582,406
Amortization of debt liability discount	464,068	351,425
Amortization of deferred debt issuance costs and original issue discount	190,569	143,571
Loss on extinguishment of debt	30,796	-
Other expense (income), net	2,518	(56)
	1,860,551	2,115,374
Net (Loss)	$(2,623,096)	$(3,152,001)
Basic and diluted net (loss) per share	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	155,871,102	108,041,084

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2013

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	3,585,000	$35,850	152,229,665	$1,522,297	$35,491,603	$(38,626,158)	$(1,576,408)

Stock based compensation – consultants					2,106		2,106
Stock based compensation – employees					99,642		99,642
Common stock issued for services			3,000,000	30,000	25,149		55,149
Conversion of convertible debt			2,424,900	24,249	152,394		176,643
Net loss						(2,623,096)	(2,623,096)
Balance, March 31, 2013	3,585,000	$35,850	157,654,565	$1,576,546	$35,770,894	$(41,249,254)	$(3,865,964)

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(2,623,096)	$(3,152,001)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59,803	88,906
Amortization of derivative and warrant liabilities discount	464,068	351,425
Amortization of deferred debt issuance costs and original issue discount	190,569	143,571
Change in fair value of derivative and warrant liabilities	1,116,019	1,582,406
Loss on extinguishment of debt	30,796	-
Stock-based compensation employees	99,642	92,457
Stock-based compensation consultants	2,106	7,121
Fair market value of common stock issued for services	55,149	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Inventories	(3,398)	(76,932)
Prepaid expenses and current other assets	15,818	(2,050)
Accounts payable	35,581	(99,833)
Accrued expenses	50,413	(30,288)
Net cash (used in) operating activities	(506,590)	(1,095,218)

INVESTING ACTIVITIES:
Purchases of fixed assets	-	(4,170)
Net cash from (used in) investing activities	-	(4,170)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	812,000	2,233,000
Debt issuance costs	(158,440)	(379,402)
Net cash provided by financing activities	653,560	1,853,598

Net increase in cash	146,970	754,210

CASH AT BEGINNING OF PERIOD	90,192	250,723

CASH AT END OF PERIOD	$237,162	$1,004,933
Non Cash investing and financing activities
Convertible debt and accrued interest converted to common stock	$138,948	-
Convertible debt and warrant liability discounts recorded at issuance	$812,000	$2,212,928
Deferred debt issuance costs recorded at issuance	$125,251	$435,788

See accompanying notes to unaudited financial statements.

SpectraScience, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

March 31, 2013

1.     Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiaries Luma Imaging Corporation (“LUMA”) and Spectra Science International, Inc. (“International”). From 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

The Company has developed and received the European CE mark approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT System operates by using cool, safe laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. Beginning in December 2011, the WavSTAT 4 version of the product began to be sold in the European Union for colon cancer detection. In June 2012, the Company entered into a distribution agreement with PENTAX Europe, GmbH, for the sale of its systems internationally.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Company had a working capital deficit of approximately $5.6 million and cash of approximately $237,000, compared to working capital deficit of approximately $3.3 million and cash of approximately $90,000 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the fiscal quarter ended March 31, 2013, the Company raised approximately $654,000, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

During the three months ended March 31, 2013, Convertible Debentures with a face value of approximately $479,000 held by thirteen individual investors matured. These remain outstanding, but none of these thirteen investors have served notice of default on the Convertible Debentures held by them.

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

Inventory Valuation

The Company records its inventories at the lower of cost or market value, determined on a specific cost basis. The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins. Conversely, favorable changes in demand could result in higher gross margins when the Company sells products.

Valuation of Long-lived Assets

The Company’s long-lived assets consist of fixed assets and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the patents. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at fair value and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss.

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

As of March 31, 2013, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 15,000,000 shares of common stock.  At March 31, 2013, the Company had outstanding 19,491,667 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 13% of the Company’s outstanding shares (10,141,979 of which were exercisable), with 6,453,333 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. There were no stock options granted during the three month period ended March 31, 2013. Management used the following weighted average assumptions to value stock options granted during the three months ended March 31, 2013 and 2012:

9

	2013	2012
Expected life	-	5 Years
Risk-free interest rate	-	.85%
Expected volatility	-	113%
Expected dividend yield	-	0%

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

Options outstanding that have vested and those that remain unvested as of March 31, 2013 are as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term in	Intrinsic
	Shares	Price	Years	Value(1)
Vested	10,414,979	$0.23	6.56	$-
Unvested	9,349,688	0.13	8.69	-
Total	19,491,667	$0.18	7.58	$-

(1) These amounts represent the excess, if any, between the exercise price and $0.05, the closing market price of the Company’s common stock on March 31, 2013 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Options Available For Grant	Plan Options Outstanding	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2012	6,453,333	19,491,667	$0.18	8.20	-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options forfeited	-	-	-	-	-
Additional options authorized	-	-	-	-	-
Outstanding at March 31, 2013	6,453,333	19,491,667	$0.18	7.58	-
Exercisable at March 31, 2013	-	10,141,979	$0.23	6.56	-

There were no options exercised during the three months ended March 31, 2013 and 2012. At March 31, 2013, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is approximately $739,000, which is expected to be recognized over the next four years.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the three-months ended March 31, 2013 include common stock purchase warrants to acquire 70,210,121 shares of common stock, stock options to purchase 19,491,667 shares of common stock and preferred stock convertible into 3,585,000 shares of common stock.

The following table sets forth the computation of basic and diluted earnings per share and incorporates any additional income related to the change in fair value of derivative securities for the three-month period ending March 31, 2013:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012
Numerator:
Net (loss) for basic earning per share	(2,623,096)	(3,152,001)
Subtractions:
Change in fair value of derivative securities	-	-
Net (loss) for diluted earnings per share	(2,623,096)	(3,152,001)

Denominator:
Weighted average basic shares outstanding	155,871,102	108,041,084
Assumed conversion of dilutive securities
Warrants	-	-
Conversion feature - Convertible Debentures	-	-
Potentially dilutive common shares	-	-

Denominator for diluted earnings per share - Adjusted weighted average shares	155,871,102	108,041,084

(Loss) per share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Inventories

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$158,420	$155,022
Finished goods	47,055	47,055
Totals	$205,475	$202,077

3. Liabilities

Convertible Debentures

For the three-month period ended March 31, 2013, the Company issued Convertible Debentures (“Debentures”) at a face amount of $854,737. At March 31, 2013, the unamortized discount of $886,241 consisted of a discount on the derivative liability of $495,203, discount on the warrant liability of $345,596 and original issue discount of $45,442. The discounts will be amortized over the remaining term of the Debentures. The Debentures have an original term of six months, accrue interest at rates ranging from 16-20% per year, carry an original issue discount of 5% and will convert into common stock at an initial conversion price ranging from $0.0573 to $0.099 per share at maturity. The Debentures were issued with detachable five-year cashless warrants (“Holders Warrants”) that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. At March 31, 2013, there were Debentures, Holders Warrants and Agent Warrants convertible or exercisable into 27,796,733, 34,409,070 and 9,824,338 shares of common stock, respectively. The conversion price of the Debentures and Holders Warrants are subject to an adjustment feature in the event that the Company issues securities for less than the conversion price of the Debentures. The Holders and Agent Warrants contain a provision under which the Warrants, under certain circumstances, could be acquired for a presently undetermined consideration at a future date. The accounting for the adjustment features of the conversion price for the debt and the warrant exercise price for the Holders’ Warrants is described separately below under, “Warrant Liability” and “Derivative Liability”. For the three-month period ended March 31, 2013, upon issuance of the Debentures the Company received net cash proceeds of $653,560, net of $158,440 in transaction costs and $42,737 of original issue discount. For the three-month period ended March 31, 2013, Debentures with a face value of $126,316 and accrued interest of $12,632 were converted at a price of $0.0573 into 2,424,900 shares of common stock. At March 31, 2013, Debentures with a face value of approximately $479,000 were in default and accruing interest at a default rate of 20% per year.

Warrant Liability

The Company issued Convertible Debentures, which included Holders Warrants (“Securities”). In addition, the Company issued Agent warrants to Laidlaw & Co. Ltd. as compensation related to the sale of the Securities. The Holders Warrants include a possible adjustment feature in the event of a future financing on terms more favorable than those of the existing Securities. Additionally, the Holders and Agent Warrants also contain a provision that provides for specific consideration in the event of certain all cash or private change of control transactions. This results in the Holders and Agent Warrants being classified as “Derivative Warrants”. The accounting guidance requires that these warrants be recorded as a liability and measured at fair value on a recurring basis. The Company records the fair value of these warrants in its statement of operations in the line “Change in fair value of derivative liabilities.” The Company measures these warrants using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” At March 31, 2013, there were exercisable warrants to purchase 44,233,408 shares of common stock. The time period over which the Company will be required to evaluate the fair value of these warrants is approximately five years. For the three-month period ended March 31, 2013, upon issuance of the Debentures, the Company recorded an additional Warrant Liability of $762,111 of which $306,640 was recognized as an immediate non-cash expense and the remaining amount is being amortized over the life of the associated Debentures (generally, six-months).

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

Derivative Liability

During the three-month period ended March 31, 2013, the Company issued convertible Debentures with a conversion price that includes a possible exercise adjustment feature in the event that it issues securities for consideration less than that offered with the convertible Debentures (referred to as “Derivative Liabilities”). The Company records the fair value of the conversion feature in its statement of operations in the line “Change in fair value of derivative liabilities.” The Company measures the conversion feature using a Binomial Lattice option valuation model using similar assumptions to those described under “Stock-Based Compensation.” At March 31, 2013, there were convertible shares to purchase 27,796,733 shares of common stock subject to this price adjustment feature. The time period over which the Company will be required to evaluate the fair value of this conversion feature is the lesser of six months or conversion. For the three-month period ended March 31, 2013, upon issuance of the Debentures, the Company recorded a derivative liability of $929,156 and an initial fair value non-cash expense of $447,376. Convertible Debentures with a face value of $126,316 converted into approximately 2,425,000 shares of Common Stock.

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

4. Shareholders’ Equity

Common Stock

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $55,149.

In February of 2013, holders of Convertible Debentures with a face value of $126,316 converted their debentures into 2,204,453 shares of restricted common stock. In addition, associated with these debentures, the Company paid $12,632 in accrued interest by issuing 220,447 shares of restricted common stock.

Warrants

During the three-months ended March 31, 2013, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire 7,458,437 shares to holders of the Debentures and 2,237,531 similar warrants as compensation to Agents. These warrants have an exercise price of $0.0745 per share.

Convertible Debentures

During the three-months ended March 31, 2013, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $854,737 of Convertible Debentures initially convertible into shares of restricted common stock at a conversion price of $0.0573.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. Binomial Lattice and Black Scholes option valuation models were used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2012 and March 31, 2013:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2012
Derivative liability	$-	$-	$605,516	$605,516
Warrant liability	-	-	1,730,044	1,730,044
Total	$-	$-	$2,335,560	$2,335,560

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2013
Derivative liability	$-	$-	$1,752,974	$1,752,974
Warrant liability	-	-	2,635,856	2,635,856
Total	$-	$-	$4,388,830	$4,388,830

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance, December 31, 2012	$1,730,044	$605,516	$2,335,560

Issuance of convertible debt and warrants	762,111	929,156	1,691,267

Initial value of instruments in excess of face value of debt	(306,640)	(447,376)	(754,016)

Change in estimated fair value	450,341	665,678	1,116,019

Balance, March 31, 2013	$2,635,856	$1,752,974	$4,388,830

Management used the following inputs to value the Derivative and Warrant Liabilities for the three-months ended March 31, 2013:

	Derivative Liability	Warrant Liability
Exercise Price	$0.0573 - $0.099	$0.075 - $0.1287
Risk Free rate	.11% - .14%	.77% - .88%
Expected Volatility	192.6% - 201.0%	173.1% - 177.6%
Expected Dividend Yield	-	-

In computing the fair value of the derivative and warrant liability at March 31, 2013 for instruments under the Binomial Lattice option-pricing model, management assumed between a 80% and 95% probability of a down round financing event at various assumed stock prices of between $0.039 and $0.030. On average, a 10% change in the probability of a down round financing event would change the recorded derivative liability by approximately 7%.

6. Contingencies

None

7. Subsequent Events

Series C Convertible Preferred Stock

In April 2013, a shareholder converted 500,000 shares of Series C Convertible Preferred stock into 500,000 shares of restricted common stock.

Common Stock

In April 2013, holders of Convertible Debentures with a face value of $90,854 converted their Convertible Debentures into 1,585,581 shares of restricted common stock. In addition, associated with these Convertible Debentures, the Company paid $749 in accrued interest by issuing 13,064 shares of common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreement with Laidlaw and its effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first product to incorporate its proprietary fluorescence technology for clinical use. The WavSTAT System carries the CE mark designation which allows for the sale and marketing in the European Union for the diagnosis of cancer. We are developing light-based diagnostics for additional indications including inflammatory bowel disease and esophageal cancer. Once these additional applications are developed we plan to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. We believe we have a strong intellectual property portfolio that will allow us to continue to expand our WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

Plan of Operation

During the three months ended March 31, 2013, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2012 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The Company recognized no revenue for the three months ended March 31, 2013 and 2012.

Total operating expenses decreased from approximately $1,037,000 to $762,000, a decrease of approximately $275,000 for the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012. This overall decrease was comprised of approximate decreases in research and development expense of $193,000, general and administration expense of $50,000 and sales and marketing expense of $32,000.

Research and development expenses for the three months ended March 31, 2013 and 2012 were approximately $187,000 and $380,000, respectively. The approximate $193,000 decrease for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to approximate decreases in engineering development expense of $135,000, clinical studies expense of $65,000, travel expense of $10,000, offset by increases in payroll expense of approximately $11,000 and other expense of $6,000. The decrease in engineering development expense reflected the increased expense in the prior period as a result of the re-engineering of the WavSTAT4 System. The decrease in clinical studies was a result of no clinical studies in Europe in the three-month period ended March 31, 2013 as compared to several clinical studies in the same period one year ago.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $498,000 and $548,000, respectively. The approximate $50,000 decrease for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to approximate decreases in payroll expense of $27,000, depreciation expense of $16,000, amortization expense of $13,000, investor relations expense of $10,000, travel expense of $9,000, accounting expense of $9,000 and other expense of $5,000, offset by approximate increases in investor relations consulting expense of $23,000 and stock compensation expense of $16,000. These expense decreases were a result of overall expense reductions due to cash availability constraints.

Sales and marketing expenses for the three months ended March 31, 2013 and 2012 were approximately $77,000 and $109,000, respectively. The decrease of approximately $32,000 was due to approximate decreases of $20,000 in stock compensation expense, $17,000 in travel expense, $7,000 in delivery expense, $7,000 in consulting expense and $1,000 in all other expenses offset by an approximate increase of $20,000 in payroll expense. The overall decreases were primarily a result of replacing a U.S.-based sales director with a Belgian-based sales director.

As a result of the above, the approximate net operating loss for the three months ended March 31, 2013 and 2012 was $762,000 and $1,037,000 respectively.  Of the net operating loss for the quarter ended March 31, 2013, approximately $101,000 was comprised of non-cash stock option expense.

Non-operating expense decreased approximately $254,000 as a result of non-cash income and expense related to our convertible debt issuance comprised of approximate decreases in the fair value of warrant and derivative liabilities of $466,000 offset by increases in amortization of derivative and warrant liability discount of approximately $113,000, increased amortization of debt issuance costs and original issue discount of approximately $47,000, loss on extinguishment of debt of $31,000, increased interest expense of approximately $19,000 and increases in other non-operating expense of approximately $2,000.

As a result of the above, the approximate net loss decreased by $529,000 for the three months ended March 31, 2013 compared to March 31, 2012 from approximately ($3,152,000) to ($2,623,000).

Liquidity and Capital Resources

Historically, our sources of cash have come from the issuance and sales of equity securities, convertible debentures, interest income and limited sales of our products. Our historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in our working capital due to timing differences of cash receipts and cash disbursements also impact cash flow. We expect to incur significant additional operating losses through at least the end of 2013, as we complete proof-of-concept trials, conduct outcome-based clinical studies and increase sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If we do not receive sufficient funding, we may be unable to continue as a going concern. We may incur unknown expenses or may not be able to meet our revenue forecast, and one or more of these circumstances would require us to seek additional capital. We may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if we receive additional funding, such proceeds may not be sufficient to allow us to sustain operations until we become profitable and begin to generate positive cash flows from operations.

As of March 31, 2013, we had a working capital deficit of approximately $5.6 million and cash of approximately $237,000, compared to a working capital deficit of approximately $3.3 million and cash of approximately $90,000 as of December 31, 2012. In December 2011, we entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist us in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. During the fiscal quarter ended March 31, 2013, we raised approximately $654,000, net of transaction costs, under this agreement. However, if we do not receive additional funds in a timely manner, we could be in jeopardy as a going concern. We may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow us to sustain operations until we attain profitability and positive cash flows from operations. However, we may incur unknown expenses or may not be able to meet our revenue expectations requiring us to seek additional capital. In such event, we may not be able to find capital or raise capital or debt on terms that are acceptable.

Since December 31, 2012, our net working capital deficit has increased from approximately $3,300,000 to $5,600,000. The primary cause of this increase in the deficit is a result of the accounting treatment required for the Convertible Debentures and warrants issued over the past twelve months. We have paid principal and interest on the Convertible Debentures that have converted by issuing shares of common stock. At March 31, 2013, adjusting for the non-cash effect of the Convertible Debentures on our net working capital deficit, the adjusted net working capital deficit would have been approximately ($494,000).

We paid principal and interest owing on Convertible Debentures that have been converted by issuing shares of common stock. The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on these remaining matured, but unconverted, Convertible Debentures. The holders of these unconverted Convertible Debentures have the option to declare their Convertible Debentures in default. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash.

During the three months ended March 31, 2013, Convertible Debentures with a face value of approximately $479,000 held by thirteen individual investors matured. These remain outstanding, but none of these thirteen investors have served notice of default on the Convertible Debentures held by them.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The issuance of the shares was exempt from registration by virtue of section 4(2) of the Securities Act as an issuance not involving a public offering.

During the quarter ended March 31, 2013, the Company issued an aggregate of 2,424,900 shares of common stock pursuant to the conversion by purchasers of 5% Original Issue Discount Unsecured Convertible Debentures with a conversion price equal to $0.0573 per share. The issuance of the shares was exempt from registration by virtue of Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

As of May 13, 2013 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of approximately $479,000 held by thirteen individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing (estimated to be approximately $23,000) shall become immediately due and payable in cash at the election of the Holders. As of May 13, 2013, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: May 20, 2013	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 20, 2013	/s/ James Dorst
James Dorst
Chief Financial Officer and Chief Operating Officer
(Principal financial officer and principal accounting officer)

