Form 10-Q
period 2013-06-30
SPECTRASCIENCE INC
filed 2014-03-28
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on March 28, 2014 was 167,343,253.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2013

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiary

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,394	$90,192
Accounts receivable, net	120,000	-
Inventories	143,963	202,077
Deferred debt issuance costs	125,152	165,649
Prepaid expenses and other current assets	148,436	191,030
Total current assets	542,945	648,948

Fixed assets, net	48,777	85,592
Patents, net	1,596,063	1,678,787
	$2,187,785	$2,413,327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,065,266	$861,698
Convertible debt, net of discounts of $321,915 as of June 30, 2013 and
$520,851 as of December 31, 2012	1,477,028	608,622
Derivative liability	3,356,009	2,335,560
Accrued Expenses	374,909	183,855
Total current liabilities	6,273,212	3,989,735

COMMITMENTS

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value;
0 shares authorized, issued and outstanding as of June 30, 2013 and
December 31, 2012	-	-
Series B Convertible Preferred Stock, $.01 par value;
2,585,000 shares authorized, issued and outstanding as of June 30, 2013 and
December 31, 2012; liquidation value of $517,000 plus accumulated and
and unpaid dividends of $106,931 as of June 30, 2013 and December 31, 2012	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value;
1,000,000 shares authorized; 500,000 and 1,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012; liquidation value of
$100,000 and $200,000 as of June 30, 2013 and December 31, 2012	5,000	10,000
Common stock, $.01 par value;
321,415,000 shares authorized; 161,795,047 and 152,229,665 shares issued
and outstanding as of June 30, 2013 and December 31, 2012	1,617,950	1,522,297
Additional paid in capital	36,178,957	35,491,603
Accumulated deficit	(41,913,184)	(38,626,158)
Total stockholders' deficit	(4,085,427)	(1,576,408)
	$2,187,785	$2,413,327

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

 Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$120,000	$310,125	$120,000	$310,125
Cost of revenue	73,513	200,294	73,513	200,294
Gross profit	46,487	109,831	46,487	109,831

Operating expenses:
Research and development	193,453	289,413	380,910	669,699
General and administrative	654,877	652,754	1,152,580	1,200,400
Sales and marketing	89,685	132,056	167,070	240,751
	938,015	1,074,223	1,700,560	2,110,850

Loss from operations	(891,528)	(964,392)	(1,654,073)	(2,001,019)

Other expense (income)
Interest expense	66,511	116,309	123,092	154,336
Change in fair value of derivative and
warrant liabilities	(1,032,821)	2,889,557	83,198	4,471,963
Amortization of derivative and warrant
liabilities discount	556,297	1,094,437	1,020,365	1,445,862
Amortization of deferred debt issuance
costs and original issue discount	200,503	461,289	391,072	604,861
(Gain) loss on extinguishment of debt	(13,807)	-	16,989	-
Other expense (income), net	(4,281)	1,924	(1,763)	1,868
	(227,598)	4,563,516	1,632,953	6,678,890

Net loss	$(663,930)	$(5,527,908)	$(3,287,026)	$(8,679,909)

Basic and diluted loss per share	$(0.00)	$(0.05)	$(0.02)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	158,843,541	108,041,084	157,152,228	108,041,084

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Deficit

For the six months ended June 30, 2013

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2012	2,585,000	$25,850	1,000,000	$10,000	152,229,665	$1,522,297	$35,491,603	$(38,626,158)	$(1,576,408)

Non-cash issuance of stock options							199,429	-	199,429
Common stock issued for services	-	-	-	-	4,000,000	40,000	204,500	-	244,500
Warrants issued with convertible notes payable	-	-	-	-	-	-	19,944	-	19,944
Conversion of convertible notes payable	-	-	-	-	5,065,382	50,653	246,492	-	297,145
Conversion of Series C Convertible Preferred	-	-	(500,000)	(5,000)	500,000	5,000	-	-	-
Loss on debt extinguishment	-	-	-	-	-	-	16,989	-	16,989
Net loss	-	-	-	-	-	-	-	(3,287,026)	(3,287,026)

Balance June 30, 2013	2,585,000	$25,850	500,000	$5,000	161,795,047	$1,617,950	$36,178,957	$(41,913,184)	$(4,085,427)

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,287,026)	$(8,679,909)
Adjustments to reconcile net loss
to cash used in operating activities:
Provision for uncollectable accounts receivable	4,281	-
Amortization and depreciation	119,539	189,864
Non-cash issuance of stock options	199,429	192,937
Amortization of derivative and warrant liabilities discount	1,020,365	1,445,862
Amortization of deferred debt issuance costs and original issue discount	391,072	604,861
Change in fair value of derivative and warrant liabilities	83,198	4,471,963
Loss on extinguishment of debt	16,989	-
Fair market value of common stock issued for services	244,500	-
Changes in assets and liabilities:
Accounts receivable	(124,281)	(286,087)
Inventory	58,114	25,458
Prepaid expense and other assets	42,594	12,914
Accounts payable	194,954	21,328
Accrued expenses	258,914	85,950
Net cash used in operating activities	(777,358)	(1,914,859)

Investing activities:
Purchases of fixed assets	-	(4,170)
Net cash used in investing activities	-	(4,170)

Financing activities:
Proceeds from issuance of convertible notes payable	862,000	2,233,000
Debt issuance costs	(169,440)	(379,402)
Net cash provided by financing activities	692,560	1,853,598

Net increase (decrease) in cash and cash equivalents	(84,798)	(65,431)

Cash and cash equivalents, beginning of year	90,192	250,723

Cash and cash equivalents, end of period	$5,394	$185,292

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$263,157	$-
Conversion of interest due on convertible notes to common stock	$33,988	$-
Exchange of interest due on convertible notes to new notes	$25,259	$-
Conversion of preferred stock to common stock	$5,000	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements

1.     Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiaries Luma Imaging Corporation (“LUMA”) and Spectra Science International, Inc. (“International”). Since 1996, the Company has focused primarily on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Going Concern

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2013, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of June 30, 2013, the Company had a working capital deficit of $5,730,267 and cash and cash equivalents of $5,394, compared to a working capital deficit of $3,340,787 and cash and cash equivalents of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist the Company with raising capital and has commenced raising capital on its own. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. The holders of these unconverted Convertible Debentures have the option to declare their Convertible Debentures in default. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of June 30, 2013, Convertible Debentures with a face value of $566,319 held by 15 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

As of June 30, 2013, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 15,000,000 shares of common stock.  At June 30, 2013, the Company had outstanding 19,491,667 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 12% of the Company’s outstanding shares (10,913,542 of which were exercisable), with 6,453,333 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. There were no stock options granted during the three and six month periods ended June 30, 2013. Management used the following weighted average assumptions to value stock options granted during the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Expected term of options	None	None	None	5 years
Exercise price
Expected volatility	None	None	None	114%
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	None	0.85%
Forteitures	None	None	None	None

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Options outstanding as of June 30, 2013 are as follows:

Outstanding Options

	Options		Weighted Average	Weighted Average	Aggregate
	Available for	Plan Options	Exercise Price	Remaining Contractual	Intrinsic
	Grant	Outstanding	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2013	6,453,333	19,491,667	$0.18	8.20	$-
Granted	-	-	$-	-	$-
Cancelled	-	-	$-	-	$-
Exercised	-	-	$-	-	$-
Outstanding at June 30, 2013	6,453,333	19,491,667	$0.18	7.32	$-

Exercisable at June 30, 2013		10,913,542	$0.22	6.39	$-

Weighted average fair value of options
granted during the period		-	$-	-	$-

(1) These amounts represent the excess, if any, between the exercise price and $0.05, the closing market price of the Company’s common stock on June 30, 2013 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

There were no options exercised during the three and six month periods ended June 30, 2013 and 2012. At June 30, 2013, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $643,135, which we expect to be recognized over the next four years.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the periods ended June 30, 2013 and 2012, the following common equivalent shares were evaluated to determine if their inclusion in the calculation of loss per share was dilutive.

	June 30,	June 30,
	2013	2012

Preferred Stock	3,085,000	3,585,000
Convertible debentures	27,231,569	41,021,402
Options	19,491,667	16,295,000
Warrants	71,185,727	53,396,441
Total	117,908,963	110,712,843

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share and incorporates income and expense related to convertible debentures and warrants and a change in shares that could be outstanding on the conversion of the convertible debentures for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net income (loss) for basic earnings per share	$(663,930)	$(5,527,908)	$(3,287,026)	$(8,679,909)
Additions:
Interest expense related to convertible debentures	19,941	-	2,425
Amortization of deferred debt costs and original
issue discount	9,391	-	-
Discounts on warrants and derivative debt	67,738	-
Subtractions:
Gain (loss) on debt extinguishment	(13,807)	-	30,796
Change in fair value of derivative securites	(461,596)	-	(109,005)
Net loss for diluted earnings per share	$(1,042,263)	$(5,527,908)	$(3,362,810)	$(8,679,909)

Denominator:
Weighted average basic shares outstanding	158,843,541	108,041,084	157,152,228	108,041,084
Additions:
Assumed conversion of convertible debentures
at beginning of period	9,838,907	-	2,204,467	-
Assumed conversion of exchanged convertible
debentures during the period	230,414	-	-	-
Subtractions:
Convertible debentures converted during the period	(936,214)	-	(1,822,035)	-
Potentially dilutive common shares	9,133,107	-	382,432	-

Denoninator for diluted earnings per share-
Adjusted weighted average shares	167,976,648	108,041,084	157,534,660	108,041,084

Income (loss) per share
Basic	$(0.00)	$(0.05)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.08)

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Inventories

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Raw materials	$124,905	$124,905
Finished goods	66,652	124,766
	191,557	249,671
Reserve for obsolescence	(47,594)	(47,594)
	$143,963	$202,077

3. Liabilities

Convertible Debentures

As of June 30, 2013, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months, an interest rate ranging from 16-20% per year and an original issue discount of 5% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.0573 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For Debentures issued previous to March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

As of June 30, 2013 and December 31, 2012, the balances of the Debentures are as follows:

	June 30,	December 31,
	2013	2012

Balance at beginning of period	$1,129,473	$-
Issuance of debentures for cash	862,000	3,186,000
Original issue discount	45,369	167,685
Debentures surrended in exchange transaction	(300,002)	-
Debentures issued in exchange transaction	325,261	-
Debentures converted to common stock	(263,158)	(2,224,212)
Convertible debt	1,798,943	1,129,473
Less unamortized costs of financing	321,915	520,851
Convertible debt, net of unamortized costs	$1,477,028	$608,622

Convertible debt in default	$566,319	$-

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is the lesser of six months or conversion.

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment of the probability of a more favorably priced future financing or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

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

As of June 30, 2013 and December 31, 2012, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2012	$-	$-	$-
Liabililty on issuance of debt and warrants	2,510,919	2,167,341	4,678,260
Change in fair value at year end	(780,875)	991,912	211,037
Elimination of liability on conversion	-	(2,553,737)	(2,553,737)
Balance at December 31, 2012	1,730,044	605,516	2,335,560

Liabililty on issuance of debt and warrants	762,105	929,156	1,691,261
Change in fair value at period end	(237,313)	(396,905)	(634,218)
Elimination of liability on conversion	-	(36,594)	(36,594)
Derivative liability	$2,254,836	$1,101,173	$3,356,009

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the three and six months ended June 30, 2013, $33,182 was recorded as additional paid in capital.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

4. Shareholders’ Equity

Common Stock

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $194,500. In June 2013, the Company issued 1,000,000 shares of restricted common stock to one vendor for services. The fair value of the vested portion of these shares was determined to be $50,000.

During the six months ended June 30, 2013, holders of Convertible Debentures with a face value of $263,158 converted their debentures into 4,592,636 shares of restricted common stock. In addition, associated with these debentures, the Company paid $33,988 in accrued interest by issuing 472,746 shares of restricted common stock.

In April 2013, a shareholder converted 500,000 shares of Series C Convertible Preferred stock into 500,000 shares of restricted common stock.

Warrants

During the six months ended June 30, 2013, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire 10,293,052 shares to holders of the Debentures and as compensation to Agents. These warrants have exercise prices ranging from $0.0745 to $0.1287 per share.

In addition, during the six months ended June 30, 2013, the holders of common stock purchase warrants to acquire 2,206,273 shares at an exercise price of $0.1287 exchanged their warrants for new warrants to acquire 4,031,956 shares at an exercise price of $0.0745 under the exchange provisions of their Convertible Debentures.

The balance of all warrants outstanding as of June 30, 2013 is as follows:

		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2013	59,066,992	$0.18
Granted	10,293,052	$0.07
Exchanged cancelled	(2,206,273)	$0.13
Exchanged issued	4,031,956	$0.08
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2013	71,185,727	$0.16

Exercisable at end of the the period	71,185,727	$0.16

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A modified Binomial Lattice option valuation model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operations.

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of June 30, 2013:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2013
Derivative liability	$-	$-	$1,101,173	$1,101,173
Warrant liability	-	-	2,254,836	2,254,836
Total	$-	$-	$3,356,009	$3,356,009

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance Deember 31, 2012	$1,730,044	$605,516	$2,335,560

Liability on issuance of debt and warrants	762,105	929,156	1,691,261

Change in estimated fair value (1)	(237,313)	(396,905)	(634,218)

Elimination of liability on conversion	-	(36,594)	(36,594)

Balance June 30, 2013	$2,254,836	$1,101,173	$3,356,009

(1) Included in the Statement of Operations on the line “Change in fair value of derivative liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the six months ended June 30, 2013:

	Derivative Liability	Warrant Liability
Expected term	6 months	5 years
Exercise price	$0.0573 - $0.099	$0.075 - $0.1287
Expected volatility	191% - 201%	173% - 176%
Expected dividends	None	None
Risk-free interest rate	.10% - .14%	.77% - 1.41%
Forteitures	None	None

In computing the fair value of the derivative and warrant liability at June 30, 2013 for instruments under the Binomial Lattice option-pricing model, management assumed a 75% probability of a down round financing event at an assumed stock price of $0.030 and a 50% to 90% probability of note holders exchanging their existing notes.

6. Contingencies

None

7. Subsequent Events

Note Payable to an Affiliate

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and is to be repaid in nine equal monthly installments.

Convertible Debentures and Warrants

From July through March 2014, the Company sold $1,701,113 of 5% Original Issue Discount Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $1,616,376. The Debentures mature in six to twelve months, carry a fixed conversion price ranging from $.045 to $0.0573 per share, an annual interest rate ranging from 10% to 16% and are convertible into 37,752,273 shares of common stock at maturity. The Company received net cash proceeds of approximately $1,488,000 after payment of fees and expenses of approximately $128,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 18,876,136 additional shares of common stock and issued to the placement agent of the offering warrants to purchase 504,716 shares of common stock all at an exercise price ranging from $0.0745 to $0.090 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

In November 2013, the holders of Convertible Debentures with an aggregate face value of $264,211, interest rate of 16% and conversion prices ranging from $0.0573 to $0.099 per share exchanged their debentures for new debentures with a conversion price of $0.045 per share and an interest rate of 10%. In addition, associated with these new Convertible Debentures, the Company increased the face value by $36,895, which was the accrued interest at the time of exchange, to $301,106. The maturity date for the new debentures is November 30, 2014. In addition, the Company issued new five-year warrants to purchase 3,145,662 shares of common stock with an exercise price of $0.09 per share in exchange for warrants to purchase 1,660,948 shares of common stock with exercise prices ranging from $0.0745 to $0.1287 per share.

Common Stock

In November 2013, a holder of a Convertible Debenture with a face value of $210,526 converted his Convertible Debenture into 3,674,101 shares of restricted common stock. In addition, associated with this Convertible Debenture, the Company paid $25,378 in accrued interest by issuing 442,905 shares of common stock.

In February 2014, an affiliate of the Company exercised a portion of his stock options into 931,200 shares of restricted common stock at an exercise price of $0.02 for proceeds to the Company of $18,624.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the effect on expenses of pursuing the introduction of our product in Europe, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of and our intent regarding our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our ability to raise capital outside of our agreement with Laidlaw, our agreement with Laidlaw and its effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital, the effect on our financial position of the evaluation of our derivative liabilities, and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience's first product to incorporate its proprietary fluorescence technology for clinical use. The WavSTAT System carries the CE mark designation which allows for the sale and marketing in the European Union for the diagnosis of cancer. We are developing light-based diagnostics for additional indications including inflammatory bowel disease and esophageal cancer. Once these additional applications are developed we plan to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. We believe we have a strong intellectual property portfolio that will allow us to continue to expand its WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

Plan of Operation

During the three and six month periods ended June 30, 2013, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio through acquisition of complimentary technology.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)%

Revenue	$120,000	$310,125	$(190,125)	-61.3%
Cost of revenue	73,513	200,294	126,781	63.3%
Gross profit	46,487	109,831	(63,344)	-57.7%

Operating expenses:
Research and development	193,453	289,413	95,960	33.2%
General and administrative	654,877	652,754	(2,123)	-0.3%
Sales and marketing	89,685	132,056	42,371	32.1%
	938,015	1,074,223	136,208	12.7%

Loss from operations	(891,528)	(964,392)	72,864	-7.6%

Other expense (income)	(227,598)	4,563,516	4,791,114	NM

Net income (loss)	$(663,930)	$(5,527,908)	$4,863,978	-88.0%

Revenues

Revenues for the quarter ended June 30, 2013 decreased $190,125, or 61.3%, to $120,000 compared to $310,125 for the quarter ended June 30, 2012. The primary reason for the revenue decrease was a decrease in the number of WaveSTAT4 Systems shipped, 4 in 2013 versus 8 in 2012 coupled with accessories shipped in 2012 of approximately $70,000 versus no shipments of accessories in 2013. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX.

Cost of Revenue

Cost of revenue for the quarter ended June 30, 2013 decreased $126,781, or 63.3%, to $73,513 compared to $200,294 for the quarter ended June 30, 2012. The primary reason for the cost of revenue decrease was the reduction in revenue discussed above.

Research and Development Expenses

Research and development expenses decreased by $95,960, or 33.2%, to $193,453 for the quarter ended June 30, 2013 from $289,413 for the quarter ended June 30, 2012. This decrease was primarily due to a reduction in engineering development costs of approximately $85,000 and a reduction in payroll costs of approximately $27,000 offset by an increase in clinical expenses of approximately $5,000 and an increase in regulatory affairs costs of approximately $12,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses increased by $2,123, or 0.3%, to $654,877 for the quarter ended June 30, 2013 from $652,754 for the quarter ended June 30, 2012. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $42,371, or 32.1%, to $89,685 for the quarter ended June 30, 2013 from $132,056 for the quarter ended June 30, 2012. The primary reason for the decrease was a decrease in payroll costs of approximately $6,000, a decrease in consulting costs of approximately $23,000 and a reduction in trade show and related costs of approximately $7,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense (Income)

Other expense (income) for the quarter ended June 30, 2013 was income of $227,598 compared to expense of $4,563,516 for the quarter ended June 30, 2012. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Comparison of the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		Favorable
	2013	2012	(Unfavorable)%

Revenue	$120,000	$310,125	$(190,125)	-61.3%
Cost of revenue	73,513	200,294	126,781	63.3%
Gross profit	46,487	109,831	(63,344)	-57.7%

Operating expenses:
Research and development	380,910	669,699	288,789	43.1%
General and administrative	1,152,580	1,200,400	47,820	4.0%
Sales and marketing	167,070	240,751	73,681	30.6%
	1,700,560	2,110,850	410,290	19.4%

Loss from operations	(1,654,073)	(2,001,019)	346,946	-17.3%

Other expense (income)	1,632,953	6,678,890	5,045,937	-75.6%

Net loss	$(3,287,026)	$(8,679,909)	$5,392,883	-62.1%

Revenues

Revenues for the six months ended June 30, 2013 decreased $190,125, or 61.3%, to $120,000 compared to $310,125 for the six months ended June 30, 2012. The primary reason for the revenue decrease was a decrease in the number of WaveSTAT4 Systems shipped, 4 in 2013 versus 8 in 2012 coupled with accessories shipped in 2012 of approximately $70,000 versus no shipments of accessories in 2013. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2013 decreased $126,781, or 63.3%, to $73,513 compared to $200,294 for the six months ended June 30, 2012. The primary reason for the cost of revenue decrease was the reduction in revenue discussed above.

Research and Development Expenses

Research and development expenses decreased by $288,789, or 43.1%, to $380,910 for the six months ended June 30, 2013 from $669,699 for the six months ended June 30, 2012. This decrease was primarily due to a reduction in engineering development costs of approximately $220,000 and a reduction in clinical studies expenses of approximately $58,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $47,820, or 4.0%, to $1,152,580 for the six months ended June 30, 2013 from $1,200,400 for the six months ended June 30, 2012. The primary reason for the decrease was a decrease in investor relations costs of approximately $54,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $73,681, or 30.6%, to $167,070 for the six months ended June 30, 2013 from $240,751 for the six months ended June 30, 2012. The primary reason for the decrease was a decrease in payroll costs of approximately $15,000, a decrease in consulting costs of approximately $22,000 and a reduction in trade show and related costs of approximately $36,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense (Income)

Other expense (income) for the six months ended June 30, 2013 was expense of $1,632,953 compared to expense of $6,678,890 for the six months ended June 30, 2012. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	June 30, 2013	December 31, 2012	(Decrease)
Working Capital

Current assets	$542,945	$648,948	$(106,003)
Current liabilities	6,273,212	3,989,735	2,283,477
Working capital deficit	$(5,730,267)	$(3,340,787)	$2,389,480

Long-term debt	$-	$-	$-

Stockholders' deficit	$(4,085,427)	$(1,576,408)	$2,509,019

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(777,358)	$(1,914,859)	$(1,137,501)
Investing activities	$-	$(4,170)	$(4,170)
Financing activities	$692,560	$1,853,598	$(1,161,038)

	As of		Increase
	June 30, 2013	December 31, 2012	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$5,394	$90,192	$(84,798)

Accounts receivable	$120,000	$-	$120,000

Inventories	$143,963	$202,077	$(58,114)

Accounts payable and accrued expenses	$1,440,175	$792,477	$647,698

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2013, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of June 30, 2013, the Company had a working capital deficit of $5,730,267 and cash and cash equivalents of $5,394, compared to a working capital deficit of $3,340,787 and cash and cash equivalents of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist the Company with raising capital and has commenced raising capital on its own. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

Since December 31, 2012, our net working capital deficit has increased from $3,340,787 to $5,730,267. The primary cause of this increase in the deficit is a result of the accounting treatment required for the Convertible Debentures and warrants issued over the past twelve months. We have paid principal and interest on the Convertible Debentures that have converted by issuing shares of common stock. At June 30, 2013, adjusting for the non-cash effect of the Convertible Debentures on our net working capital deficit, the adjusted net working capital deficit would have been approximately $2,374,000. We paid principal and interest owing on Convertible Debentures that have been converted by issuing shares of common stock. The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on these remaining matured, but unconverted, Convertible Debentures. The holders of these unconverted Convertible Debentures have the option to declare their Convertible Debentures in default. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash.

During the six months ended June 30, 2013, Convertible Debentures with a face value of approximately $566,319 held by fifteen individual investors matured. These remain outstanding, but none of these fifteen investors have served notice of default on the Convertible Debentures held by them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013 we issued the following equity securities:

		Number of		Amount of Debt
	Date of	Common Shares	Source of	Interest and
Common Stock	Issuance	Issued	Payment	Services
	5/24/2013	794,914	Conversion of Convertible Debt plus interest	$45,549
	5/24/2013	803,731	Conversion of Convertible Debt plus interest	$46,054
	6/5/2013	1,041,822	Conversion of Convertible Debt plus interest	$59,696
	6/12/2013	1,000,000	Services	$52,500
	6/20/2013	500,000	Conversion of 500,000 shares of Preferred Stock	-

Common Stock Purchase Warrants	Date of	Number of
Issued with Convertible Debentures	Issuance	Warrant Shares	Exercise Price	Expiraton Date
	4/25/2013	101,647	$0.0745	4/25/2018
	4/30/2013	501,248	$0.0745	4/30/2018
	6/6/2013	512,338	$0.0745	6/6/2018
	6/14/2013	229,634	$0.0745	6/14/2018
	6/14/2013	229,634	$0.0745	6/14/2018
	6/20/2013	259,843	$0.0745	6/20/2018
	6/30/2013	137,780	$0.0745	6/30/2018

With respect to the above equity securities issuances, the Company relied on exemptions provided by Section 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

Item 3.	Defaults Upon Senior Securities

As of March 28, 2014 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of $566,319 held by fifteen individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing (estimated to be approximately $25,000) shall become immediately due and payable in cash at the election of the Holders. As of March 28, 2014, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Form of Subscription Agreement by and between the Company and Each Subscriber for the Company’s Convertible Debenture Offering.02.

10.2	Form of Debenture issued by the Company to each Subscriber in the Company’s Convertible Debenture Offering.

10.3	Form of Warrant issued by the Company to each Subscriber in the Company’s Convertible Debenture Offering.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2013, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: March 28, 2014	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: March 28, 2014	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

