Form 10-Q
period 2013-09-30
SPECTRASCIENCE INC
filed 2014-04-18
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 18, 2014 was 168,043,254.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2013

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$238,485	$90,192
Accounts receivable, net	30,000	-
Inventories	120,642	202,077
Deferred debt issuance costs	45,076	165,649
Prepaid expenses and other current assets	223,331	191,030
Total current assets	657,534	648,948

Fixed assets, net	31,970	85,592
Patents, net	1,554,701	1,678,787
	$2,244,205	$2,413,327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,014,469	$861,698
Note payable to an affiliate	45,000	-
Convertible debt, net of discounts of $259,715 as of September 30, 2013 and $520,851 as of December 31, 2012	2,076,070	608,622
Derivative liability	2,199,794	2,335,560
Accrued Expenses	466,242	183,855
Total current liabilities	5,801,575	3,989,735

COMMITMENTS

Stockholders' deficit

Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of September 30, 2013 and December 31, 2012	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 500,000 and 1,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012; liquidation value of $100,000 and $200,000 as of September 30, 2013 and December 31, 2012	5,000	10,000
Common stock, $.01 par value; 321,415,000 shares authorized; 162,295,047 and 152,229,665 shares issued and outstanding as of September 30, 2013 and December 31, 2012	1,622,950	1,522,297
Additional paid in capital	36,524,648	35,491,603
Accumulated deficit	(41,735,818)	(38,626,158)
Total stockholders' deficit	(3,557,370)	(1,576,408)
	$2,244,205	$2,413,327

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$60,000	$150,750	$180,000	$460,874
Cost of revenue	36,756	77,949	110,269	278,243
Gross profit	23,244	72,801	69,731	182,631

Operating expenses:
Research and development	59,176	235,988	440,086	905,686
General and administrative	375,200	536,656	1,527,780	1,737,056
Sales and marketing	33,285	107,174	200,355	347,925
	467,661	879,818	2,168,221	2,990,667

Loss from operations	(444,417)	(807,017)	(2,098,490)	(2,808,036)

Other expense (income)
Interest expense	79,260	105,596	202,352	259,463
Change in fair value of derivative and warrant liabilities	(1,156,215)	(1,206,699)	(1,073,017)	3,265,264
Amortization of derivative and warrant liabilities discount	308,484	806,687	1,328,849	2,252,549
Amortization of deferred debt issuance costs and original issue discount	141,840	352,544	532,912	957,405
Loss on extinguishment of debt	-	-	16,989	-
Other expense (income), net	4,848	335	3,085	2,672
	(621,783)	58,463	1,011,170	6,737,353

Net income (loss)	$177,366	$(865,480)	$(3,109,660)	$(9,545,389)

Basic and diluted income (loss) per share	$0.00	$(0.01)	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	161,854,734	117,152,589	158,736,987	111,078,252

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Deficit

For the nine months ended September 30, 2013

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2012	2,585,000	$25,850	1,000,000	$10,000	152,229,665	$1,522,297	$35,491,603	$(38,626,158)	$(1,576,408)

Non cash issuance of stock options	-	-	-	-	-	-	287,338	-	287,338
Common stock issued for cash	-	-	-	-	187,500	1,875	7,500	-	9,375
Common stock issued for services	-	-	-	-	4,000,000	40,000	204,500	-	244,500
Common stock issued for debt offering costs	-	-	-	-	312,500	3,125	12,500	-	15,625
Conversion of convertible debt	-	-	-	-	5,065,382	50,653	246,492	-	297,145
Conversion of Series C Convertible Preferred	-	-	(500,000)	(5,000)	500,000	5,000	-	-	-
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	257,726	-	257,726
Loss on debt extinguishment	-	-	-	-	-	-	16,989	-	16,989
Net loss	-	-	-	-	-	-	-	(3,109,660)	(3,109,660)

Balance September 30, 2013	2,585,000	$25,850	500,000	$5,000	162,295,047	$1,622,950	$36,524,648	$(41,735,818)	$(3,557,370)

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(3,109,660)	$(9,545,389)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for uncollectable accounts receivable	4,281	-
Amortization and depreciation	179,308	290,132
Non-cash issuance of stock options	287,338	279,992
Amortization of derivative and warrant liabilities discount	1,328,849	2,252,549
Amortization of deferred debt issuance costs and original issue discount	532,912	957,405
Change in fair value of derivative and warrant liabilities	(1,073,017)	3,265,264
Loss on extinguishment of debt	16,989	-
Fair market value of common stock issued for services	244,500	8,500
Changes in assets and liabilities:
Accounts receivable	(34,281)	(125,496)
Inventory	81,435	91,544
Prepaid expense and other assets	(32,301)	(95,536)
Accounts payable	144,156	32,306
Accrued expenses	350,248	199,696
Net cash used in operating activities	(1,079,243)	(2,389,033)

Investing activities:
Purchases of fixed assets	(1,600)	(4,170)
Net cash used in investing activities	(1,600)	(4,170)

Financing activities:
Proceeds from issuance of convertible notes payable	1,372,000	2,688,000
Proceeds from issuance of note payable to affiliate	45,000	-
Proceeds from issuance of common stock for cash	9,375	-
Debt issuance costs	(197,239)	(480,002)
Net cash provided by financing activities	1,229,136	2,207,998

Net increase (decrease) in cash	148,293	(185,205)

Cash, beginning of year	90,192	250,723

Cash, end of period	$238,485	$65,518

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,539	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$263,158	$1,466,316
Conversion of interest due on convertible notes to common stock	$33,988	$146,632
Exchange of interest due on convertible notes to new notes	$25,259	$-
Conversion of preferred stock to common stock	$5,000	$-

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013, the Company had a working capital deficit of $5,144,041 and cash of $238,485, compared to a working capital deficit of $3,340,787 and cash of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the nine months ended September 30, 2013, the Company raised $1,159,136, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist the Company with raising capital and has commenced raising capital on its own. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of September 30, 2013, Convertible Debentures with a face value of $1,588,733 held by 32 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

As of September 30, 2013, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 15,000,000 shares of common stock.  At September 30, 2013, the Company had outstanding 19,491,667 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 12% of the Company’s outstanding shares (12,821,771 of which were exercisable), with 6,453,333 available for future issuance under the 2011 EIP. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. There were no stock options granted during the three and nine month periods ended September 30, 2013. Management used the following weighted average assumptions to value stock options granted during the three and nine month periods ended September 30, 2013 and 2012.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Expected term of options	None	5 years	None	5 years
Exercise price
Expected volatility	None	101%	None	101%-114%
Expected dividends	None	None	None	None
Risk-free interest rate	None	0.70%	None	0.70%-0.85%
Forfeitures	None	None	None	None

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

Options outstanding as of September 30, 2013 are as follows:

Outstanding Options

	Options		Weighted Average	Weighted Average	Aggregate
	Available for	Plan Options	Exercise Price	Remaining Contractual	Intrinsic
	Grant	Outstanding	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2013	6,453,333	19,491,667	$0.18	8.20	$-
Granted	-	-	$-	-	$-
Cancelled	-	-	$-	-	$-
Exercised	-	-	$-	-	$-
Outstanding at September 30, 2013	6,453,333	19,491,667	$0.18	7.07	$-

Exercisable at September 30, 2013		12,821,771	$0.21	6.46	$-

Weighted average fair value of options granted during the period		-	$-	-	$-

(1) These amounts represent the excess, if any, between the exercise price and $0.04, the closing market price of the Company’s common stock on September 30, 2013 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

There were no options exercised during the three and nine month periods ended September 30, 2013 and 2012. At September 30, 2013, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $556,464, which we expect to be recognized over the next four years.

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

For the periods ended September 30, 2013 and 2012, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	September 30,	September 30,
	2013	2012

Preferred Stock	3,085,000	3,585,000
Convertible debentures	39,111,869	20,269,100
Options	19,491,667	21,041,667
Warrants	77,127,289	55,815,367
Total	135,730,825	97,126,134

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share and incorporates income and expense related to convertible debentures and warrants and a change in shares that could be outstanding on the conversion of the convertible debentures for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net income (loss) for basic earnings per share	$177,366	$(865,480)	$(3,109,660)	$(9,545,389)
Additions:
Interest expense related to convertible debentures	78,054	-	2,425
Amortization of deferred debt costs and original issue discount	141,840	-	-
Discounts on warrants and derivative debt	308,484	-
Subtractions:
Gain (loss) on debt extinguishment	-	-	30,796
Change in fair value of derivative securities	(1,156,215)	-	(351,813)
Net loss for diluted earnings per share	$(450,471)	$(865,480)	$(3,428,252)	$(9,545,389)

Denominator:
Weighted average basic shares outstanding	161,854,734	117,152,589	158,736,987	111,078,252
Additions:
Assumed conversion of convertible debentures at beginning of period	27,231,569	-	2,204,467	-
Assumed conversion of exchanged convertible debentures during the period	3,204,858	-	-	-
Subtractions:
Convertible debentures converted during the period	-	-	(2,025,203)	-
Potentially dilutive common shares	30,436,427	-	179,264	-

Denominator for diluted earnings per share- Adjusted weighted average shares	192,291,161	117,152,589	158,916,251	111,078,252

Income (loss) per share
Basic	$0.00	$(0.01)	$(0.02)	$(0.09)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.09)

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Inventories

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Raw materials	$132,315	$124,905
Finished goods	35,921	124,766
	168,236	249,671
Reserve for obsolescence	(47,594)	(47,594)
	$120,642	$202,077

3. Liabilities

Note Payable to an Affiliate

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and is to be repaid in nine equal monthly installments. Of the 500,000 shares issued, 312,500 shares were issued for debt issuance costs in an amount of $15,625 which is being amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

Convertible Debentures

As of September 30, 2013, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount of 5% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to$0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of September 30, 2013 and December 31, 2012, the balances of the Debentures are as follows:

	September 30,	December 31,
	2013	2012

Balance at beginning of period	$1,129,473	$-
Issuance of debentures for cash	1,372,000	3,186,000
Original issue discount	72,211	167,685
Debentures surrendered in exchange transactions	(300,002)	-
Debentures issued in exchange transactions	325,261	-
Debentures converted to common stock	(263,158)	(2,224,212)
Convertible debt	2,335,785	1,129,473
Less unamortized costs of financing	259,715	520,851
Convertible debt, net of unamortized costs	$2,076,070	$608,622

Convertible debt in default	$1,588,733	$-

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is the lesser of six to twelve months or conversion.

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of September 30, 2013 and December 31, 2012, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2012	$-	$-	$-
Liability on issuance of debt and warrants	2,510,919	2,167,341	4,678,260
Change in fair value at year end	(780,875)	991,912	211,037
Elimination of liability on conversion	-	(2,553,737)	(2,553,737)
Balance at December 31, 2012	1,730,044	605,516	2,335,560

Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Change in fair value at period end	(847,119)	(914,850)	(1,761,969)
Elimination of liability on conversion	-	(65,064)	(65,064)
Derivative liability	$1,645,036	$554,758	$2,199,794

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the three and nine months ended September 30, 2013, $413,908 and $447,090 were recorded as additional paid-in capital.

4. Shareholders’ Deficit

Common Stock

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $55,149. In June 2013, the Company issued 1,000,000 shares of restricted common stock to one vendor for services. The fair value of the vested portion of these shares was determined to be $42,345.

During the nine months ended September 30, 2013, holders of Convertible Debentures with a face value of $297,146 converted their debentures into 4,592,636 shares of restricted common stock. In addition, associated with these debentures, the Company paid $33,988 in accrued interest by issuing 472,746 shares of restricted common stock.

In April 2013, a shareholder converted 500,000 shares of Series C Convertible Preferred stock into 500,000 shares of restricted common stock.

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and is to be repaid in nine equal monthly installments. Of the 500,000 shares issued, 312,500 shares were issued for debt issuance costs in an amount of $15,625 which is being amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

Warrants

During the nine months ended September 30, 2013, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire 12,653,479 shares to holders of the Debentures and as compensation to Agents. These warrants have exercise prices ranging from $0.0745 to $0.1287 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

In addition, during the nine months ended September 30, 2013, the holders of common stock purchase warrants to acquire 1,515,151 shares at an exercise price of $0.1287 exchanged their warrants for new warrants to acquire 2,837,873 shares at an exercise price of $0.0745 under the exchange provisions of their Convertible Debentures.

The balance of all warrants outstanding as of September 30, 2013 is as follows:

		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2013	59,066,992	$0.18
Granted	16,737,575	$0.08
Exchanged cancelled	(1,515,151)	$0.13
Exchanged issued	2,837,873	$0.08
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2013	77,127,289	$0.15

Exercisable at September 30, 2013	77,127,289	$0.15

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of September 30, 2013:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2013
Derivative liability	$-	$-	$554,758	$554,758
Warrant liability	-	-	1,645,036	1,645,036
Total	$-	$-	$2,199,794	$2,199,794

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2012	$1,730,044	$605,516	$2,335,560

Liability on issuance of debt and warrants	762,111	929,156	1,691,267

Change in estimated fair value (1)	(847,119)	(914,850)	(1,761,969)

Elimination of liability on conversion	-	(65,064)	(65,064)

Balance September 30, 2013	$1,645,036	$554,758	$2,199,794

(1) Included in the Statement of Operations on the line “Change in fair value of derivative liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended September 30, 2013:

	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	52% - 201%	106% - 176%
Expected dividends	None	None
Risk-free interest rate	.04% - .14%	.77% - 1.71%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at September 30, 2013 for instruments under the Binomial Lattice option-pricing model, management estimated a 50% probability of a down round financing event at a price of $0.036 and a 20% to 80% probability that existing note holders with exchange priviledges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

7. Subsequent Events

Convertible Debentures and Warrants

From October 2013 through April 2014, the Company sold $1,344,271 of Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $1,286,376. The Debentures mature in twelve months, carry a fixed conversion price of $.045, an annual interest rate of 10% and are convertible into 29,872,683 shares of common stock at maturity. The Company received net cash proceeds of approximately $1,198,376 after payment of fees and expenses of $88,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 14,936,342 additional shares of common stock and issued to a placement agent of a portion of the offering warrants to purchase 200,000 shares of common stock all at an exercise price of $0.090 per share and issued to the same agent 400,000 shares of common stock in lieu of a cash payment.

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

In November 2013, 300,000 shares of common stock valued at $12,000 were issued to two individuals in exchange for services provided.

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

Plan of Operation

During the three and nine month periods ended September 30, 2013, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe the Middle East and Africa.

Over the next 12 months, SpectraScience intends to:

·	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX in the European Union;

·	Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

·	Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4 ;

·	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Russia and India;
·	Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA for the WavSTAT4 and plan for additional clinical trials to support eventual approval for sale in the United States;

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

·	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Favorable
	2013	2012	(Unfavorable)%

Revenue	$60,000	$150,750	$(90,750)	-60.2%
Cost of revenue	36,756	77,949	41,193	52.8%
Gross profit	23,244	72,801	(49,557)	-68.1%

Operating expenses:
Research and development	59,176	235,988	176,812	74.9%
General and administrative	375,200	536,656	161,456	30.1%
Sales and marketing	33,285	107,174	73,889	68.9%
	467,661	879,818	412,157	46.8%

Loss from operations	(444,417)	(807,017)	362,600	-44.9%

Other expense (income)	(621,783)	58,463	680,246	NM

Net income (loss)	$177,366	$(865,480)	$1,042,846	-120.5%

Revenues

Revenues for the quarter ended September 30, 2013 decreased $90,750, 60.2%, to $60,000 compared to $150,750 for the quarter ended September 30, 2012. The primary reason for the revenue decrease was a decrease in the number of WaveSTAT4 Systems shipped- 2 in 2013 vs. 5 in 2012. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2013 decreased $41,193, 52.8%, to $36,756 compared to $77,949 for the quarter ended September 30, 2012. The primary reason for the cost of revenue decrease was the reduction in revenue discussed above.

Research and Development Expenses

Research and development expenses decreased by $176,812, 74.9%, to $59,176 for the quarter ended September 30, 2013 from $235,988 for the quarter ended September 30, 2012. This decrease was primarily due to a reduction in engineering development costs of approximately $36,000 and a reduction of payroll costs of approximately $133,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $161,456, 30.1%, to $375,200 for the quarter ended September 30, 2013 from $536,656 for the quarter ended September 30, 2012. The primary reason for the decrease was a decrease in investor relations costs of approximately $67,000, a decrease in payroll costs of approximately $38,000, and a decrease in depreciation and amortization costs of approximately $50,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $73,889, 68.9%, to $33,285 for the quarter ended September 30, 2013 from $107,174 for the quarter ended September 30, 2012. The primary reason for the decrease was a decrease in payroll costs of approximately $35,000 and a decrease in consulting costs of approximately $35,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense (Income)

Other expense (income) for the quarter ended September 30, 2013 was income of $621,783 compared to expense of $58,463 for the quarter ended September 30, 2012. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Comparison of the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Favorable
	2013	2012	(Unfavorable)%

Revenue	$180,000	$460,874	$(280,874)	-60.9%
Cost of revenue	110,269	278,243	167,974	60.4%
Gross profit	69,731	182,631	(112,900)	-61.8%

Operating expenses:
Research and development	440,086	905,686	465,600	51.4%
General and administrative	1,527,780	1,737,056	209,276	12.0%
Sales and marketing	200,355	347,925	147,570	42.4%
	2,168,221	2,990,667	822,446	27.5%

Loss from operations	(2,098,490)	(2,808,036)	709,546	-25.3%

Other expense	1,011,170	6,737,353	5,726,183	NM

Net loss	$(3,109,660)	$(9,545,389)	$6,435,729	-67.4%

Revenues

Revenues for the nine months ended September 30, 2013 decreased $280,874, 60.9%, to $180,000 compared to $460,874 for the nine months ended September 30, 2012. The primary reason for the revenue decrease was a decrease in the number of WaveSTAT4 Systems shipped- 6 in 2013 vs. 9 in 2012 coupled with accessories shipped in 2012 of approximately $70,000 vs. no shipments of accessories in 2013. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2013 decreased $167,974, 60.4%, to $110,269 compared to $278,243 for the nine months ended September 30, 2012. The primary reason for the cost of revenue decrease was the reduction in revenue discussed above.

Research and Development Expenses

Research and development expenses decreased by $465,600, 51.4%, to $440,086 for the nine months ended September 30, 2013 from $905,686 for the nine months ended September 30, 2012. This decrease was primarily due to a reduction in engineering development costs of approximately $253,000, a decrease in payroll expense of approximately $151,000 and a reduction in clinical studies of approximately $58,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $209.276, 12.0%, to $1,527,780 for the nine months ended September 30, 2013 from $1,737,056 for the nine months ended September 30, 2012. The primary reason for the decrease was a decrease in investor relations costs of approximately $100,000 and a decrease in depreciation and amortization expenses of approximately $110,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $147,570, 42.4%, to $200,355 for the nine months ended September 30, 2013 from $347,925 for the nine months ended September 30, 2012. The primary reason for the decrease was a decrease in payroll costs of approximately $59,000, a decrease in consulting costs of approximately $25,000 and a reduction in trade show and related costs of approximately $49,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense

Other expense for the nine months ended September 30, 2013 was expense of $1,011,170 compared to expense of $6,737,353 for the nine months ended September 30, 2012. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	September 30, 2013	December 31, 2012	(Decrease)
Working Capital

Current assets	$657,534	$648,948	$8,586
Current liabilities	5,801,575	3,989,735	1,811,840
Working capital deficit	$(5,144,041)	$(3,340,787)	$1,803,254

Long-term debt	$-	$-	$-

Stockholders' deficit	$(3,557,370)	$(1,576,408)	$1,980,962

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,079,243)	$(2,389,033)	$(1,309,790)
Investing activities	$(1,600)	$(4,170)	$(2,570)
Financing activities	$1,229,136	$2,207,998	$(978,862)

	As of		Increase
	September 30, 2013	December 31, 2012	(Decrease)
Balance Sheet Select Information

Cash	$238,485	$90,192	$148,293

Accounts receivable	$30,000	$-	$30,000

Inventories	$120,642	$202,077	$(81,435)

Accounts payable and accrued expenses	$1,480,711	$1,045,553	$435,158

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

As of September 30, 2013, the Company had a working capital deficit of $5,144,041 and cash and cash equivalents of $238,485, compared to a working capital deficit of $3,340,787 and cash and cash equivalents of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the nine months ended September 30, 2013, the Company raised $692,560, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the quarter ended September 30, 2013, The Company raised $466,576, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	9/29/2013	500,000	Cash	$9,375

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	7/15/2013	91,853	$0.0745	7/15/2018
	9/3/2013	2,923,977	$0.0900	9/3/2018
	9/9/2013	2,923,977	$0.0900	9/9/2018
	9/15/2013	504,716	$0.0900	9/15/2018

With respect to the above equity securities issuances, the Company relied on exemptions provided by Sections 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

Item 3.	Defaults Upon Senior Securities

As of April 18, 2014 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of $1,588,733 held by 32 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing (estimated to be approximately $75,000) shall become immediately due and payable in cash at the election of the Holders. As of April 18, 2014, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: April 18, 2014	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: April 18, 2014	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

