Form 10-K
period 2013-12-31
SPECTRASCIENCE INC
filed 2014-06-27
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2013

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

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $8,151,000.

As of June 6, 2014 the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 167,643,254.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

2

PART IV
Item 15. Exhibits and Financial Statement Schedules	67

SIGNATURES	68

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “SpectraScience” mean SpectraScience, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Introduction

SpectraScience was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical changed its name to SpectraScience, Inc. The Company focuses on developing its WavSTAT ® Optical Biopsy System (“WavSTAT”). The WavSTAT employs a non-significant risk technology that optically illuminates tissue in real-time to distinguish between normal and pre-cancerous or cancerous tissue.

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

Colorectal Cancer

The American Cancer Society reports colorectal cancer as the third most common cancer diagnosed in the U.S. with approximately 140,000 new cases annually. With an estimated 50,000 deaths annually, colorectal cancer is second only to lung cancer as the leading cause of cancer death in the United States. Candidates for colorectal cancer screening include all persons, with or without symptoms, over the age of 50 (or an estimated 80-90 million people in the U.S.) with the screening market expected to increase 20% over the next ten years. Demographic trends in Europe are very similar.

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

fines, injunctions or civil penalties;

recall or seizure of our products;

criminal prosecution;

a recommendation that we not be allowed to contract with the government;

total or partial suspension of production;

inability to obtain pre-market clearance/approval for our devices; and

withdrawal of marketing approvals.

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

Devices that comply with the requirements of the Medical Devices Directive and applicable International Standards Organization (ISO) standards are entitled to bear the CE mark. SpectraScience compliance has been confirmed by our Notified Body to market and sell our medical device products in the European Union. Generally, companies must go through the ISO certification process in order to obtain the CE mark. SpectraScience has held the appropriate ISO certifications since July 2000, and the CE mark authorization followed in October 2000. In order to maintain this certification SpectraScience undergoes a yearly audit by our Notified Body. Our last audit was in 2014, when we confirmed both the certification for ISO 9001 and EN 13485:2003, which is the medical device adaptation of the ISO 9001 standard. There can be no assurance that we will be able to maintain international certification or CE mark authorization for our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

Product Research and Development

The Company invested significant capital in research and development for the fiscal years ended December 31, 2013 and 2012 as continued improvements were made to the WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $644,000 and $1,114,000 for the fiscal years ended December 31, 2013 and 2012, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2013.

Distribution and Sales

Our objective is to become a leader in the development and commercialization of advanced minimally-invasive diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2013, our sales and marketing efforts have been, and will continue to be focused on marketing the WavSTAT4 System in the colorectal diagnostic market. The WavSTAT4 represents a significant redesign and improvement over previous WavSTATs and the WavSTAT4 was completed and available to market in December 2011. We envision particular emphasis on selling the WavSTAT System in international markets and in June 2012 the Company entered into a distribution agreement with PENTAX Europe GmbH (“PENTAX”), for the sale of the WavSTAT in international markets.

During the fiscal years ended December 2013 and 2012, the Company sold PENTAX $240,000 and $461,296 of mobile consoles and disposable forceps. We will continue to work with PENTAX throughout 2014 to develop marketing programs and sell the WavSTAT in the EU. A precondition to broad sales adoption in the major markets of Europe is the completion of a series of marketing evaluations in each of these major markets conducted by key opinion leaders. These evaluations are required to obtain widespread adoption of the WavSTAT System in each European country. We will be conducting these multi-national, multi-center studies in order to provide current clinical results and validate economic impact. These evaluations combine both the aspects of clinical efficacy as well as economic impact and are critical data points. During 2014 our focus will be on moving these evaluations forward.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Domestic sales	-%	-%

Foreign sales:
Europe	100.0	100.0
Total foreign sales	100.0	100.0

Total sales	100.0%	100.0%

Major Customer

During the two years ended December 31, 2013 and 2012, we had sales to the following customer which represented greater than 10% of our annual revenue:

	December 31,
	2013	2012

PENTAX	$240,000	$461,296

The loss of this major customer, unless replaced by similar customers, could have a material adverse effect on our operations and our ability to generate income.

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

Upon product introduction, currently existing available codes can be used to provide a level of reimbursement to users. Management believes however, that currently available reimbursement codes do not adequately reimburse for the anticipated value that optical biopsy technology brings to the medical care system. Optical biopsies in the lower gastrointestinal tract are not currently approved for reimbursement by third-party payers, and there can be no assurance that optical biopsy technology will be approved for any third party reimbursement for use in colorectal cancer screening, even if it proves to play a significant role in improving the endoscopist’s ability to accurately differentiate among polyps in the colon. Recently, a reimbursement code for optical biopsy in the upper gastrointestinal tract (esophagus) was approved, evidence that healthcare providers are accepting this minimally-invasive approach.

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

We expect that there will be continued pressure on cost-containment throughout the United States health care system. Cost reduction, cost containment, managed care, and capitation pricing (putting a ceiling on price) are ever more familiar themes within health care. Limits on third-party reimbursements that lead to cuts in reimbursements for new or experimental procedures would affect the ability of smaller companies with new technologies to compete with larger established firms or with established technologies. Lobbying activities are often necessary to broadly introduce these new technologies, but lobbying requires extensive amounts of corporate resources that the Company may not be able to afford.

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

During 2007, SpectraScience was granted ISO 9001 and 13485:2003 certification for its manufacturing facility and Quality System. These international standards are the European equivalent to the FDA’s Quality System Regulations. Meeting these standards permits use of the CE mark to export the WavSTAT4 Optical Biopsy System to the European Union.

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

greater capital resources;

greater manufacturing resources;

greater resources and expertise in testing products in clinical trials;

greater resources and expertise in the areas of research and development;

greater expertise in obtaining regulatory approvals; and

greater resources for marketing and sales activities.

The companies listed below have developed or are in the process of developing products that use light-based spectroscopic technology or similar methods. These companies compete with and could potentially compete with SpectraScience products or technologies. However, none of these companies use a technology or method which is the same as that used by SpectraScience and only one has commercialized a diagnostic application (Mela Sciences, Inc. for skin cancer) that does not require image analysis and physician interpretation.

Competitors

There are a number of companies with products or developing products that may directly or indirectly compete with our products. Among these companies are Olympus Corporation, Tokyo, Japan; PENTAX, a division of HOYA Corporation, Tokyo, Japan; Fujifilm Corporation, Tokyo, Japan; Mauna Kea Technologies, Paris France; MELA Sciences, Inc. Irvington, NY; Caliber ID, Rochester, NY; Verisante Technology, Inc., Vancouver, British Columbia; Guided Therapeutics, Inc., Norcross, Georgia; OncoScope, Inc., Durham, North Carolina; and NinePoint Medical, Inc., Cambridge, Massachusetts. Many of these companies have significantly greater resources than we do. In addition, there are other smaller potential competitors working on light-based technologies for detection and diagnosis and several academic centers conducting research.

 Patents

SpectraScience currently owns exclusive rights to a total of 34 issued U.S. utility patents, seven U.S. design patents and approximately 25 foreign counterpart patents. Our most recent patent grant was in August 2012 and we continue to apply for patents to expand and strengthen our intellectual property portfolio. Our U.S. patents are listed below:

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

Core Areas of Patent Protection

SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

Localized tissue characterization using optical methods;

Specific application and combinations of autofluorescence, broadband spectroscopy and video imaging;

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

Employees

As of June 6, 2014, SpectraScience has five full-time and three part-time employees and consultants, with three involved in manufacturing/engineering, one in sales and marketing, one in regulatory and three in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

SpectraScience also relies on external consultants in the financial, regulatory, software development and design engineering areas. In the future, if management decided to increase our workforce in response to improved economic, market, and/or business conditions, we might not be able to attract or retain employees with the skills we require.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $2,732,000 and $4,321,000, respectively, during the past two years of operations. As a result, at December 31, 2013 we had an accumulated deficit of approximately $41,376,000. We have incurred net losses from continuing operations of approximately $2,750,000 and $9,093,000 for the years ending December 31, 2013 and 2012, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2013, we had a working capital deficit of approximately $4,080,000. We had an operating cash flow deficit of approximately $1,613,000 for the year ended December 31, 2013 and an operating cash flow deficit of approximately $2,887,000 in 2012. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

We currently have a staff of eight employees and consultants, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing and Chief Engineer Director, as well as administrative employees. We will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

We may have difficulty in developing and retaining an effective sales force or in obtaining effective distribution partners and may not be able to achieve sufficient revenues to affect our business plan.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors and officers’ liability insurance, but such insurance is expensive and can be difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all in the future, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

Delays in successfully completing our clinical and European evalustion trials could jeopardize our ability to obtain regulatory approval or market our WavSTAT System candidates on a timely basis.

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

Our patents comprise approximately 65% of our assets at December 31, 2013. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

SpectraScience leases its principal facility from an unrelated third party. The facility is located at 11568-11 Sorrento Valley Road, San Diego, California 92121, and is well maintained and approved by the FDA for manufacturing. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments ranging from $4,826 to $5,432 through April 2018, plus a pro rata share of operating expense and real estate taxes (approximately $1,500 per month). We believe that our present facility is adequate for our needs for the foreseeable future. In the event of the termination of this lease, we believe that we could lease other acceptable space on a comparable basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE.QB. The last reported bid price of the Common Stock on June 6, 2014 was $0.05.

The following table sets forth for the calendar period indicated; the quarterly closing prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2013 and 2012.

	Closing Price
	High	Low

Year Ended December, 2012
First Quarter	$0.12	$0.05
Second Quarter	$0.15	$0.05
Third Quarter	$0.24	$0.08
Fourth Quarter	$0.15	$0.05

Year Ended December, 2013
First Quarter	$0.08	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.04	$0.02

On June 6, 2014 we had approximately 800 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	11/22/2013	150,000	Services	$6,000
	11/22/2013	150,000	Services	$6,000
	11/30/2013	4,117,007	Convertible Debt Conversion	$235,904

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	10/25/2013	2,923,977	$0.0900	10/25/2018
	11/4/2013	2,923,977	$0.0900	11/4/2018
	11/30/2013	348,611	$0.0900	11/30/2018
	11/30/2013	670,421	$0.0900	11/30/2018
	11/30/2013	689,135	$0.0900	11/30/2018
	11/30/2013	985,239	$0.0900	11/30/2018
	11/30/2013	652,220	$0.0900	11/30/2018
	12/20/2013	2,923,977	$0.0900	12/20/2018

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

Plan of Operation

During the year ended December 31, 2013, SpectraScience continued improvements made to the WavSTAT4 in 2012 under its distribution agreement with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe the Middle East and Africa. All of the sales of approximately $240,000 and $461,000 for the years ended December 31, 2013 and 2012 were to PENTAX.

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

Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Saudi Arabia and India;

Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the United States;

Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

Continue to expand and refine our intellectual property portfolio.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2014, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash balances of approximately $237,000 at December 31, 2013 and $90,000 at December 31, 2012. The approximate $147,000 increase in cash for the year was a result of approximately $1,754,000 of cash used in operations and approximately $4,000 related to acquisitions of equipment offset by net proceeds from the sale of convertible debentures and debt of approximately $1,904,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

The timing and progress of market evaluation clinical trials;

The timing and extent to which SpectraScience’s products gain market acceptance;

The timing and expense of developing marketing and strategic distribution channels;

The progress and expense of developing next generation products and new applications for incorporation into the WavSTAT Optical Biopsy Systems;

The potential requirements and related costs for product modifications;

The timing and expense of various U.S. and foreign regulatory filings;

The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals;

The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

The overall effect of the present global economic recession, in particular the uncertainty within the economies of the European Union, on the ability of the Company to generate sales revenue.

Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2013 and December 31, 2012

	Year Ended December 31,		Favorable
	2013	2012	(Unfavorable)%

Revenue	$240,000	$461,296	$(221,296)	-48.0%
Cost of revenue	125,395	313,069	187,674	59.9%
Gross profit	114,605	148,227	(33,622)	-22.7%

Operating expenses:
Research and development	644,076	1,114,011	469,935	42.2%
General and administrative	1,934,482	2,923,719	989,237	33.8%
Sales and marketing	267,757	431,269	163,512	37.9%
	2,846,315	4,468,999	1,622,684	36.3%

Loss from operations	(2,731,710)	(4,320,772)	1,589,062	-36.8%

Other income (expense)	(17,935)	(4,771,826)	4,753,891	NM

Net income (loss)	$(2,749,645)	$(9,092,598)	$6,342,953	69.8%

Revenues

Revenues for the year ended December 31, 2013 decreased $221,296, 48.0%, to $240,000 compared to $461,296 for the year ended December 31, 2012. The primary reason for the revenue decrease was a decrease in the number of WaveSTAT4 Systems shipped- 8 in 2013 vs. 9 in 2012 coupled with accessories shipped in 2012 of approximately $191,000 vs. no shipments of accessories in 2013. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX.

Cost of Revenue

Cost of revenue for the year ended December 31, 2013 decreased $187,674, 59.9%, to $125,395 compared to $313,069 for the year ended December 31, 2012. The primary reason for the cost of revenue decrease was the reduction in revenue discussed above.

Research and Development Expenses

Research and development expenses decreased by $469,935, 42.2%, to $644,076 for the year ended December 31, 2013 from $1,114,011 for the year ended December 31, 2012. This decrease was primarily due to a reduction in payroll expense of approximately $169,000 and a reduction in clinical studies of approximately $290,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $989,237, 33.8%, to $1,934,482 for the year ended December 31, 2013 from $2,923,719 the year ended December 31, 2012. The primary reason for the decrease was a decrease in impairment costs related to intellectual property of $621,000 the previous year, a reduction in investor relations costs of approximately $184,000 and a decrease in depreciation and amortization expenses of approximately $142,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $163,512, 37.9%, to $267,757 for the year ended December 31, 2013 from $431,269 for the year ended December 31, 2012. The primary reason for the decrease was a decrease in payroll costs of approximately $106,000 and a decrease in other compensation of approximately $37,000 related to the valuation of stock options. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense

Other expense for the year ended December 31, 2013 was expense of $17,935 compared to expense of $4,771,826 for the year ended December 31, 2012. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	December 31, 2013	December 31, 2012	(Decrease)
Working Capital

Current assets	$801,109	$648,948	$152,161
Current liabilities	4,881,597	3,989,735	891,862
Working capital deficit	$(4,080,488)	$(3,340,787)	$739,701

Long-term debt	$-	$-	$-

Stockholders' deficit	$(2,551,231)	$(1,576,408)	$974,823

	Year Ended December 31,		Increase
	2013	2012	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,612,677)	$(2,887,361)	$(1,274,684)
Investing activities	$(4,178)	$(4,170)	$8
Financing activities	$1,763,260	$2,731,000	$(967,740)

	As of December 31,		Increase
	2013	2012	(Decrease)
Balance Sheet Select Information

Cash	$236,597	$90,192	$146,405

Accounts receivable	$60,000	$-	$60,000

Inventory	$247,433	$202,077	$45,356

Accounts payable and accrued expenses	$1,440,063	$1,045,553	$394,510

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2014, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of December 31, 2013, the Company had a working capital deficit of $4,080,488 and cash of $236,597, compared to a working capital deficit of $3,340,787 and cash of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the six months ended December 31, 2013, the Company raised $1,156,576, net of transaction costs, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. These standards require us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $376,000 and $454,000 for the years ended December 31, 2013 and 2012, respectively.

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

Convertible Debentures and Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 470, Debt, or ASC 470 which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the resulting Beneficial Conversion Feature ("BCF"), holders warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures, BCF and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 of the enclosed financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 815 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

RECENT ACCOUNTING PRONOUNCEMENTS: None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2013 and 2012 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiary

Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc., and subsidiary as of December 31, 2013, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraScience, Inc. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc., and subsidiary as of December 31, 2012, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP

McGladrey LLP
Des Moines, Iowa
April 17, 2013

SpectraScience, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$236,597	$90,192
Accounts receivable, net	60,000	-
Inventory	247,433	202,077
Deferred debt issuance costs	82,227	165,649
Prepaid expenses and other current assets	174,852	191,030
Total current assets	801,109	648,948

Fixed assets, net	15,917	85,592
Patents, net	1,513,340	1,678,787
	$2,330,366	$2,413,327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,009,018	$861,698
Note payable to an affiliate	30,000	-
Convertible debt, net of discounts of $644,518 as of December 31, 2013 and $520,851 as of December 31, 2012	2,307,111	608,622
Derivative liability	1,104,423	2,335,560
Accrued Expenses	431,045	183,855
Total current liabilities	4,881,597	3,989,735

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of December 31, 2013 and December 31, 2012; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of December 31, 2013 and December 31, 2012	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 500,000 and 1,000,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012; liquidation value of $100,000 and $200,000 as of December 31, 2013 and December 31, 2012	5,000	10,000
Common stock, $.01 par value; 321,415,000 shares authorized; 166,712,054 and 152,229,665 shares issued and outstanding as of December 31, 2013 and December 31, 2012	1,667,120	1,522,297
Additional paid in capital	37,126,602	35,491,603
Accumulated deficit	(41,375,803)	(38,626,158)
Total stockholders' deficit	(2,551,231)	(1,576,408)
	$2,330,366	$2,413,327

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended
	December 31,
	2013	2012

Revenue	$240,000	$461,296
Cost of revenue	125,395	313,069
Gross profit	114,605	148,227

Operating expenses:
Research and development	644,076	1,114,011
General and administrative	1,934,482	2,923,719
Sales and marketing	267,757	431,269
	2,846,315	4,468,999

Loss from operations	(2,731,710)	(4,320,772)

Other income (expense)
Interest expense	(295,111)	(293,200)
Change in fair value of derivative and warrant liabilities	2,060,749	1,267,750
Amortization of derivative and warrant liabilities discount	(1,304,867)	(2,555,199)
Amortization of deferred debt issuance costs and original issue discount	(694,939)	(1,102,221)
Gain (loss) on extinguishment of debt	225,830	(2,088,074)
Other income (expense), net	(9,597)	(882)
	(17,935)	(4,771,826)

Net loss	$(2,749,645)	$(9,092,598)

Basic loss per share	$(0.02)	$(0.08)

Diluted loss per share	$(0.02)	$(0.09)

Weighted average common shares outstanding	160,015,532	118,764,366

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Shareholders' Deficit

For Years Ended December 31, 2013 and 2012

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance January 1, 2012	2,585,000	$25,850	1,000,000	$10,000	108,041,084	$1,080,411	$30,922,930	$(29,533,560)	$2,505,631

Non cash issuance of stock options	-	-	-	-	-	-	376,189	-	376,189
Common stock issued for services	-	-	-	-	1,475,000	14,750	66,750	-	81,500
Conversion of convertible debt	-	-	-	-	42,698,711	426,987	2,036,619	-	2,463,606
Cashless warrant exercise	-	-	-	-	14,870	149	1,041	-	1,190
Loss on debt extinguishment	-	-	-	-	-	-	2,088,074	-	2,088,074
Net loss	-	-	-	-	-	-	-	(9,092,598)	(9,092,598)

Balance December 31, 2012	2,585,000	25,850	1,000,000	10,000	152,229,665	1,522,297	35,491,603	(38,626,158)	(1,576,408)

Non cash issuance of stock options	-	-	-	-	-	-	360,213	-	360,213
Common stock issued for cash and prepaid expenses	-	-	-	-	500,000	5,000	20,000	-	25,000
Common stock issued for services	-	-	-	-	4,300,000	43,000	213,500	-	256,500
Conversion of convertible debt	-	-	-	-	9,182,389	91,823	323,035	-	414,858
Conversion of Series C Convertible Preferred	-	-	(500,000)	(5,000)	500,000	5,000	-	-	-
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	718,251	-	718,251
Net loss	-	-	-	-	-	-	-	(2,749,645)	(2,749,645)

Balance December 31, 2013	2,585,000	$25,850	500,000	$5,000	166,712,054	$1,667,120	$37,126,602	$(41,375,803)	$(2,551,231)

See accompanying reports of independent registered public accounting firms, summary of accountingpolicies and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	December 31,
	2013	2012
Operating activities:
Net loss	$(2,749,645)	$(9,092,598)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of uncollectable accounts receivable	(78,624)	-
Amortization and depreciation	239,300	916,798
Non-cash issuance of stock options	360,213	376,189
Amortization of derivative and warrant liabilities discount	1,304,867	2,555,199
Amortization of deferred debt issuance costs and original issue discount	694,939	1,102,221
Change in fair value of derivative and warrant liabilities	(2,060,749)	(1,267,750)
(Gain) loss on extinguishment of debt	(225,830)	2,088,074
Fair market value of common stock issued for services	256,500	82,690
Changes in assets and liabilities:
Accounts receivable	18,624	26,733
Inventories	(45,356)	165,761
Prepaid expense and other assets	31,803	(166,537)
Accounts payable	138,705	165,889
Accrued expenses	502,576	159,970
Net cash used in operating activities	(1,612,677)	(2,887,361)

Investing activities:
Purchases of fixed assets	(4,178)	(4,170)
Net cash used in investing activities	(4,178)	(4,170)

Financing activities:
Proceeds from issuance of convertible notes payable	2,122,000	3,305,762
Proceeds from issuance of note payable to affiliate	45,000	-
Payments against note payable to affiliate	(15,000)	-
Proceeds from issuance of common stock for cash	9,375	-
Debt issuance costs	(398,115)	(574,762)
Net cash provided by financing activities	1,763,260	2,731,000

Net increase (decrease) in cash	146,405	(160,531)

Cash, beginning of year	90,192	250,723

Cash, end of period	$236,597	$90,192

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$12,237	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$473,684	$2,224,212
Conversion of interest due on convertible notes to common stock	$59,366	$222,420
Exchange of interest due on convertible notes to new notes	$62,155	$-
Conversion of preferred stock to common stock	$5,000	$-

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

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

Note 2: Going Concern

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2014, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013, the Company had a working capital deficit of $4,080,488 and cash of $236,597, compared to a working capital deficit of $3,340,787 and cash of $90,192 as of December 31, 2012. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs of $169,440, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the six months ended December 31, 2013, the Company raised $1,156,576, net of transaction costs of $103,424, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of December 31, 2013, Convertible Debentures with a face value of $1,324,212 held by 32 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements in order for them to conform to the 2013 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Inventory

We state our inventory at the lower of cost (using the first-in, first-out method) or market value, determined on an average cost basis. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when we sell products.

Property and Equipment

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

Convertible Debentures and Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 470, Debt, or ASC 470 which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the resulting Beneficial Conversion Feature ("BCF"), holders warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures, BCF and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 of the enclosed financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 815 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

 Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2013 and 2012, research and development costs were approximately $644,000 and $1,114,000, respectively.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2013 and prior. Based on evaluation of the 2013 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2013 and 2012, the Company has not recognized any tax benefits since inception.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2013 or 2012, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2013 or 2012.

We are subject to taxation in the U.S. and the state of California. All of our tax years are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period of computation. Diluted earnings (loss) per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and only if the additional common shares would be dilutive. (See Note 13)

Note 4: Accounts Receivables

Accounts receivables are carried at the expected realizable value and consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012

Accounts receivable - trade	$60,000	$-
Allowance for doubtful accounts	-	-

Accounts receivable, net	$60,000	$-

During the years ended December 31, 2013 and 2012, we had one significant customer who accounted for 100% of sales during each year.

At December 31, 2013, we had one significant customer who accounted for 100% of our accounts receivable.

Note 5: Inventory

Inventory is carried at the lower of average cost or market and consisted of the following at December 31, 2013 and 2012:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2013	2012

Raw materials	$201,098	$155,022
Finished goods	46,335	47,055
	247,433	202,077
Reserve for obsolescence	-	-
	$247,433	$202,077

Note 6: Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2013 and 2012:

	December 31,
	2013	2012

Computers and office fixtures	$47,817	$43,639
Machinery and equipment	424,900	424,900
Leasehold improvements	-	11,000
	472,717	479,539

Less accumulated depreciation	456,800	393,947

	$15,917	$85,592

Depreciation expense for the years ended December 31, 2013 and 2012 was $73,853 and $162,853, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 7: Patents

The following is a summary of patents less accumulated amortization at December 31, 2013 and 2012:

	December 31,
	2013	2012

Patents	$2,980,033	$2,980,033

Less accumulated amortization	1,466,693	1,301,246

	$1,513,340	$1,678,787

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Amortization expense associated with patents for the years ended December 31, 2013 and 2012 was $165,447 and $753,945 respectively. The estimated future amortization expense related to patents as of December 31, 2013 is as follows:

Year Ended December 31.	Amount

2014	$165,445
2015	162,422
2016	160,948
2017	159,347
2018	148,649
Thereafter	716,529
Total	$1,513,340

Note 8: Liabilities

Note Payable to an Affiliate

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and is to be repaid in nine equal monthly installments of $5,000. At December 31, 2013, the balance of the note payable was $30,000. Of the 500,000 shares issued, 312,500 shares were issued for prepaid expenses in an amount of $15,625 which is being amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

Convertible Debt

As of December 31, 2013, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount of 5% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. During the year ended December 31, 2013, Debentures with accumulated principal of $564,213 and accrued interest of $62,155 were exchanged for Debentures with accumulated principal of $626,368. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013 and 2012, the balances of the Debentures are as follows:

	December 31,
	2013	2012

Balance at beginning of period	$1,129,473	$-
Issuance of debentures for cash	2,122,000	3,186,000
Original issue discount	111,685	167,685
Debentures surrendered in exchange transactions	(564,213)	-
Debentures issued in exchange transactions	626,368	-
Debentures converted to common stock	(473,684)	(2,224,212)
Convertible debt	2,951,629	1,129,473
Less unamortized costs of financing	644,518	520,851
Convertible debt, net of unamortized costs	$2,307,111	$608,622

Convertible debt in default	$1,324,212	$-

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is the lesser of six to twelve months or conversion.

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s Debentures, to which the convertible feature is associated, are converted into common stock or paid in full. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013 and 2012, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2012	$-	$-	$-
Liability on issuance of debt and warrants	2,510,919	2,167,341	4,678,260
Change in fair value at year end	(780,875)	991,912	211,037
Elimination of liability on conversion	-	(2,553,737)	(2,553,737)
Balance at December 31, 2012	1,730,044	605,516	2,335,560

Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Elimination of liability on conversion	-	(107,639)	(107,639)
Change in fair value at period end	(1,688,671)	(1,126,094)	(2,814,765)
Balance at December 31, 2013	$803,484	$300,939	$1,104,423

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the year ended December 31, 2013, $508,961 was recorded as additional paid-in capital related to the initial valuation of debt discounts associated with new debentures entered into subsequent to March 3l, 2013.

Note 9: Income Taxes

The significant components of deferred tax assets as of December 31, 2013 and 2012 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2013	2012

Excess of financial accounting over tax depreciation	$54,000	$51,954
State income tax benefits	2,166,000	1,985,066
Net operating loss carryforward	12,181,000	11,488,759
Allowance for obsolete inventory	-	12,469
Allowance for bad debts, returns and discounts	-	31,316
Warranty expense	12,000	11,949
Derivative liability expense	878,000	1,068,323
Research and development credit carryforwards	538,000	591,601
Patent amortization	(603,000)	(668,661)
Vacation accrual	3,000	19,976
Other	(356,200)	(28,060)
Valuation reserve	(14,872,800)	(14,564,692)
Net deferred tax asset	$-	$-

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	December 31,
	2013	2012

Federal income tax benefit computed at the Federal statutory rate	$(1,055,900)	$(3,091,483)
State income tax expense benefit net of Federal benefit	(273,700)	(530,499)
Federal net operating loss carry-forward	564,000	1,031,555
Tax valuation allowance	308,100	1,779,872
Permanent differences	56,000	715,563
Other	401,500	94,992
Income tax benefit	$-	$-

The components of federal income tax benefit from continuing operations consisted of the following for the year ended:

	December 31,
	2013	2012

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Net current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) resulted from:
Difference between financial and tax depreciation	$6,000	$(26,612)
State income tax benefits	(21,100)	(72,227)
Net operating (loss) income	(564,000)	(492,547)
Research and development credits	(21,000)	24,328
Allowance for obsolete inventory	(13,000)	-
Amortization of patents	66,000	(300,296)
Derivative liability recognition	191,000	(783,315)
Vacation accrual	17,000	(2,911)
Warranty expense	-	(11,949)
Allowance for bad debts, returns and discounts	31,000	(8,943)
Other	-	(105,400)
Valuation reserve	308,100	1,779,872

Net deferred tax benefit	$-	$-

	$-	$-

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

 At December 31, 2013, the Company had federal net operating loss carry-forwards of approximately $35,827,000 that expire from 2013 through 2033. During 2013, the Company had federal net operating losses of approximately $1,624,000 expire.  In addition, the Company had research and development tax credits of approximately $475,000 that expire from 2017 through 2033. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carry-forwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 10: Lease Obligations

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments ranging from $4,826 in 2014 to $5,432 in 2018 plus an additional shared estimated facility cost of approximately $1,500 per month. Lease expense for the years ended December 31, 2013 and 2012 amounted to $73,843 and $65,509, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending December 31,

2014	$38,608
2015	59,649
2016	61,439
2017	63,282
2018	21,727
Thereafter	-

Total minimum lease payments	$244,705

Note 11: Equity Transactions

Series B Convertible Preferred Stock

There are authorized and outstanding 2,585,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B is convertible at $0.20 per common share and carries a liquidation preference of a like amount. At December 31, 2013 and 2012, the Series B had accumulated and unpaid dividends of $106,931.

Series C Convertible Preferred Stock

There were authorized and outstanding at December 31, 2012, 1,000,000 shares of Series C Convertible Preferred Stock (“Series C”). In April 2013, 500,000 shares of the Series C was converted into 500,000 shares of common stock. The remaining 500,000 shares of Series C outstanding at December 31, 2013 carries a liquidation preference of a like amount.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Common Stock

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $192,000. In June 2013, the Company issued 1,000,000 shares of restricted common stock to one vendor for services. The fair value of the vested portion of these shares was determined to be $52,500. In November 2013, the Company issued 300,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $12,000

During the year ended December 31, 2013, holders of Convertible Debentures with a face value of $473,684 converted their debentures into 8,266,737 shares of restricted common stock. In addition, associated with these debentures, the Company paid $59,365 in accrued interest by issuing 915,652 shares of restricted common stock.

In April 2013, a shareholder converted 500,000 shares of Series C Convertible Preferred stock into 500,000 shares of restricted common stock.

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and is to be repaid in nine equal monthly installments. Of the 500,000 shares issued, 312,500 shares were issued for prepaid expenses in an amount of $15,625 which is being amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

During the year ended December 31, 2012, the holders of Convertible Debentures with a face value of $2,224,212 converted their debentures into 38,816,934 shares of common stock. In addition, associated with these debentures, the Company paid $222,420 in accrued interest by issuing 3,881,777 shares of common stock.

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

Convertible Debentures

From February through July 2013, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $917,895 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.0573, together with five-year warrants to purchase approximately 8,010,000 common shares at an exercise price equal to $0.0745 per share.

From September through December 2013, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $1,315,790 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.045, together with five-year warrants to purchase approximately 14,620,000 common shares at an exercise price equal to $0.09 per share.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Stock Options

As of December 31, 2013, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”) which has been approved by our Board of Directors and is subject to shareholder approval. After approval by the shareholders, the EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2013, the Company had outstanding 15,075,000 options under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 9% of the Company’s outstanding shares (10,510,313 of which were exercisable). Awards under the Company’s EIP generally vest over four years. Previous to shareholder approval, any grants under the EIP shall be accounted for as NQSOs.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Expected term of options	None	5 years
Exercise price	None	$0.09-$0.12
Expected volatility	None	102%
Expected dividends	None	None
Risk-free interest rate	None	0.71%
Forfeitures	None	None

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Volatility is a calculation based on fluctuations in the Company’s stock price over a historical time period consistent with the estimated life of the option.

A summary of the status of the options granted under the Company’s 2011 EIP at December 31, 2013 and 2012, and changes during the years then ended is presented below:

		Outstanding Options
	Options
		Weighted	Weighted	Weighted Average
		Average	Average	Remaining
		Exercise	Fair	Contractual Term
	Shares	Price	Value	in years

Outstanding, December 31, 2011	15,795,000	$0.20		8.20
Granted	5,246,667	$0.12	$0.08
Cancelled	(1,550,000)	$0.18
Exercised	-	-
Outstanding, December 31, 2012	19,491,667	$0.18		8.20
Granted	-	-
Cancelled	(4,416,667)	$0.33
Exercised	-	-
Outstanding, December 31, 2013	15,075,000	$0.14		6.94

Exercisable, December 31, 2012	9,470,417	$0.24		6.71
Exercisable, December 31, 2013	10,510,313	$0.15		6.45

The intrinsic value of the options outstanding under the EIP at December 31, 2013 and 2012 was 0 and 0.

A summary of the status of the options outstanding under the EIP at December 31, 2013 are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.06-0.11	3,800,000	7.42	$0.10	3,214,583	$0.10
$0.12	3,805,000	8.72	$0.12	1,189,063	$0.12
$0.15	6,320,000	5.95	$0.15	4,990,000	$0.15
$0.24-0.90	1,150,000	4.91	$0.28	1,116,667	$0.28
	15,075,000	6.94	$0.14	10,510,313	$0.15

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

There were no stock options exercised during the years ended December 31, 2013 and 2012. At December 31, 2013, total unrecognized estimated employee and director compensation cost related to stock options granted is $376,982, which is expected to be recognized over the next three to four years.

Warrants

During the year ended December 31, 2013, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 22,629,000 shares to holders of the Debentures and 2,880,000 similar warrants as compensation to Agents. Of these warrants, approximately 10,385,000 have an exercise price of $0.0745 per share and approximately 15,124,000 have an exercise price of $0.09 per share.

During the year ended December 31, 2012, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 25,577,000 shares to holders of the Debentures and 7,673,000 similar warrants as compensation to Agents. Of these warrants, approximately 26,664,000 have an exercise price of $0.0745 per share and approximately 6,586,000 have an exercise price of $0.1287 per share.

In October 2012, a holder of a cashless warrant to purchase 86,340 shares of restricted common stock exercised the warrant in a cashless transaction and was issued 14,870 shares of restricted common stock. A summary of the status of the warrants granted under various agreements at December 31, 2013 and 2012, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, December 31, 2011	25,903,032	$0.30

Granted	33,178,830	$0.09	$0.08
Expired	-	$-
Exercised	(14,870)	$0.08
Outstanding, December 31, 2012	59,066,992	$0.18

Granted	25,509,506	$0.08	$0.05
Expired on exchange to new warrant	(4,024,286)	$0.11
Issued on exchange to new warrant	7,377,582	$0.09
Exercised	-	$-
Outstanding, December 31, 2013	87,929,794	$0.15

Exercisable, December 31, 2012	59,066,992	$0.18
Exercisable, December 31, 2013	87,929,794	$0.15

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants outstanding at December 31, 2013 are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.0745	39,333,936	3.52	$0.07	39,333,936	$0.07
$0.08-0.09	19,956,065	4.65	$0.09	19,956,065	$0.09
$0.1287	4,222,599	3.95	$0.13	4,222,599	$0.13
$0.30-0.35	24,417,194	1.14	$0.31	24,417,194	$0.31
	87,929,794	3.14	$0.15	87,929,794	$0.15

Note 12: Fair Value Measurements

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2013:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$300,939	$300,939
Warrant liability	-	-	803,484	803,484
Total	$-	$-	$1,104,423	$1,104,423

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$605,516	$605,516
Warrant liability	-	-	1,730,044	1,730,044
Total	$-	$-	$2,335,560	$2,335,560

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Warrant	Derivative	Total
	Liability	Liability	Liability

Balance December 31, 2011	$-	$-	$-

Liability on issuance of debt and warrants	2,507,868	2,167,341	4,675,209

Elimination of liability on conversion	(490,204)	(581,696)	(1,071,900)

Change in estimated fair value (1)	(287,620)	(980,129)	(1,267,749)

Balance December 31, 2012	1,730,044	605,516	2,335,560

Liability on issuance of debt and warrants	762,111	929,156	1,691,267

Elimination of liability on conversion	-	(107,639)	(107,639)

Change in estimated fair value (1)	(1,688,671)	(1,126,094)	(2,814,765)

Balance December 31, 2013	$803,484	$300,939	$1,104,423

(1) Included in the Statement of Operations on the line “Change in fair value of derivative liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the year ended December 31, 2013:

	12/31/2013		12/31/2012
	Derivative Liability	Warrant Liability	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years	6 months	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287	$0.0573- $0.099	$0.0745 - $0.1287
Expected volatility	70% - 244%	175% - 186%	98% -193%	95% - 170%
Expected dividends	None	None	None	None
Risk-free interest rate	.04% - .14%	.77% - 1.75%	.11% - .15%	.62% - 1.11%
Forfeitures	None	None	None	None

In computing the fair value of the derivative and warrant liability at December 31, 2013 for instruments under the Binomial Lattice option-pricing model, management estimated a 40% probability of a down round financing event at a price of $0.036 and a 14% to 75% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants. At December 31, 2012, in computing the fair value of the derivative and warrant liability for instruments under the Binomial Lattice option-pricing model, management assumed a 75% probability of a down round financing event at various assumed stock prices.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13: Loss Per Share

Basic and diluted loss per share are the same for the fiscal years ended December 31, 2013 and 2012, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012

Preferred Stock	3,085,000	3,585,000
Convertible debentures	56,036,190	12,337,378
Options	15,075,000	19,491,667
Warrants	87,929,794	59,066,992
Total	162,125,984	94,481,037

The following table sets forth the computation of basic and diluted earnings per share and the additional income related to the change in fair value of derivative securities for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012

Numerator:
Net loss for basic earnings per share	$(2,749,645)	$(9,092,598)
Subtractions:
Change in fair value of derivative securities	-	(2,230,476)
Net loss for diluted earnings per share	$(2,749,645)	$(11,323,074)

Denominator:
Weighted average shares outstanding	160,015,532	118,764,366
Assumed conversion of dilutive securities Conversion feature- debentures	-	13,515,850
Denominator for diluted earnings per share- adjusted weighted average shares	160,015,532	132,280,216

Loss per share
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.09)

Note 14: Subsequent Events

Convertible Debentures and Warrants

From January 2014 through June 2014, the Company sold $1,551,113 of Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $1,506,375. The Debentures mature in twelve months, carry a fixed conversion price of $.045, an annual interest rate of 10% and are convertible into 33,884,379 shares of common stock at maturity. The Company received net cash proceeds of approximately $1,426,376 after payment of fees and expenses of $80,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 16,942,189 additional shares of common stock and issued to a placement agent of a portion of the offering warrants to purchase 555,556 shares of common stock all at an exercise price of $0.090 per share and will issue to the same agent 1,111,111 shares of common stock in lieu of a cash payment.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Common Stock

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 7, 2014, the Company filed a Form 8-K indicating that McGladrey LLP ("MG"), was dismissed as the Company's independent registered accounting firm effective February 3, 2014. The Board of Directors of the Company, upon the recommendation of its Audit Committee, approved the dismissal of MG and elected to engage HJ Associates & Consultants, LLP (“HJ Associates”) to serve as the Company's independent registered accounting firm as of February 6, 2014.

MG's audit reports on the consolidated financial statements of the Company and its subsidiaries for the fiscal years ended December 31, 2011 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were either qualified or modified as to uncertainty, audit scope, or accounting principles, except that MG’s audit reports for the fiscal years ended December 31, 2011 and 2012 were modified for substantial doubt as to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and 2012 and the subsequent interim periods through February 3, 2014, there were no disagreements with MG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MG, would have caused MG to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the fiscal years ended December 31, 2011 and December 31, 2012 and the subsequent interim periods through February 3, 2014, there were no “reportable events” as defined in Regulation S-K, Item 304(a)(1)(v), except that: (a) in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012, MG issued a material weakness letter relating to the Company’s internal controls over financial reporting; and (b) during MG’s review of the Company’s financial statements for the quarter ended March 31, 2013, MG informed the Company that the material weakness in the Company’s internal controls over financial reporting continued. MG had not completed a review of the Company’s financial statements for any period subsequent to the quarter ended March 31, 2013.

The Company authorized MG to respond fully to the inquiries of HJ Associates with respect to their role as predecessor auditor and provided MG with a copy of the foregoing disclosures. Attached as an exhibit to the Form 8-K was a copy of MG’s letter, dated February 7, 2014, stating its agreement with the statements in the Form 8-K.

During the Company's two most recent fiscal years ended December 31, 2012 and the subsequent interim periods through February 3, 2014, the Company did not consult HJ Associates with respect to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other reportable matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 has not been attested to by HJ Associates & Consultants LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	65	2012/2010
Lowell W. Giffhorn, Chief Financial Officer and Secretary	67	2013
Mark McWilliams, Chairman of the Board	57	2004
Sheldon L. Miller, Director	77	2010
Stanley Pappelbaum, M.D., Director	76	2006
Chester E. Sievert, Director	62	2004
F. Duwaine Townsen, Director	80	2009

Michael P. Oliver, President and Chief Executive Officer, Director, joined SpectraScience as President and Chief Executive Officer in November 2010, and was elected a director in February 2012. Prior to joining the Company and since 2007, Mr. Oliver was Executive Vice President for Worldwide Marketing and Business Development for Silicon Border Development, a privately-owned developer of industrial properties for high technology companies. From 2004 to 2007, Mr. Oliver was a Senior Vice President at Thomas Group, a consultancy that specialized in operational improvement. From 1998 to 2003, Mr. Oliver was engaged as in a business development role with PricewaterhouseCoopers working with medical device and technology companies. From 1990 to 1998 Mr. Oliver was a member of four separate management teams that took struggling medical device companies, increased their revenues and profitability and sold them to strategic buyers. In those companies he served in the capacity of head of sales and marketing and, in two cases, had major operational responsibilities as well. He began his career with American Hospital Supply Corporation serving in a variety of sales, marketing and general management positions. Mr. Oliver received his MSA from George Washington University and his BS from the United States Naval Academy. The Board believes that Mr. Oliver’s experience in the medical device and technology industries, as well as his success in increasing revenues for medical device companies, make Mr. Oliver a valuable resource for the Board.

Lowell W. Giffhorn, Chief Financial Officer and Secretary, joined the Company as Chief Financial Officer and Secretary in September 2013.Since 2005, Mr. Giffhorn has served as the Chief Financial Officer and Director of Brendan Technologies, Inc., a developer and marketer of computational analytical software products for the biopharmaceutical industry. Also since 2005, he serves as the Chief Financial Officer of Imagenetix, Inc., a publicly held nutritional supplement company. He was the Chief Financial Officer from 1997 to 2005 and a member of the Board of Directors from 1999 to 2006 of Patriot Scientific Corporation, a publicly held microprocessor and intellectual property firm. From 1992 to 1996 and from 1987 to 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Previous to 1987, he held various financial management positions in industries including defense contracting, hospitality, and public accounting. He obtained a M.B.A. degree from National University in 1975 and a B.S. in Accountancy from the University of Illinois in 1969. He was also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company, until it was acquired in 2009. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

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

Sheldon L. Miller, Director . Sheldon L. Miller has been a litigator and expert counsel for more than forty years and in private practice for more than 30 years. Mr. Miller has operated the Law Office of Sheldon Miller, PC for the past 30 years. Mr. Miller was a member of the Board of Governors of the American Trial Lawyers Association from 1977 through 2009 (longest tenure in history). From 1979 through 1992, he was the President of the Mediation Tribunal Association in Wayne County (Detroit), Michigan. In 1971, he pioneered the concept of mediation and was the first mediator on behalf of the Plaintiff’s Bar in the State of Michigan. Mr. Miller was also the first to prosecute and articulate the concept of “comparative negligence” in the State of Michigan. Mr. Miller graduated from Wayne State University Law School in Detroit in 1961. Mr. Miller brings his considerable experience in legal risk analysis and responsibility to the Board of Directors.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to Insiders were complied with.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of three non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2013

The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers who were “Named Executive Officers” during the years ended December 31, 2013 and 2012.

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)

Michael P. Oliver (1)	2013	$197,000	$-	$-	$-	$197,000
President, CEO and Director	2012	$225,000	$-	$211,779	$-	$436,779
	2011	$225,000	$25,000	$-	$-	$250,000

Jim Dorst (2)	2012	$175,000	$-	$82,027	$-	$257,027
Chief Financial and Chief	2011	$175,000	$-	$-	$-	$175,000
Operating Officer

(1)	Mr. Oliver was appointed President and CEO on November 29, 2010. In January 2014, we entered into an employment agreement with Mr. Oliver. Per the terms of the agreement, Mr. Oliver’s base salary is $225,000 per year until the company accumulates at least $2,000,000 of equity financing in one transaction or $3,000,000 in the aggregate at which time his base salary will be increased to $325,000 per year. He will be entitled to an annual bonus of up to 50% of his base salary based on performance criteria to be determined by the Board of Directors. He shall be entitled to 12 month’s severance pay if terminated for reasons other than cause, as defined in the agreement, and an additional 12 month’s severance if a change in control action, as defined in the agreement, takes place.

(2)	Mr. Dorst’s employment with the Company ended on June 30,2013.

(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal year 2012 to officers of the Company.

Outstanding Equity Awards at Fiscal Year End. The following table describes the outstanding stock option grants to named executive officers at year end. There are no Stock Awards issued or outstanding.

	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Michael P. Oliver (1)	2,475,000	825,000	$0.15	12/16/2020
President, CEO and Director	739,583	1,627,084	$0.12	9/18/2022

(1)	Option vests over four years, with 25% vesting 12 months after the grant date and 1/36 of the remaining grant amount vesting each month thereafter for three years.

Compensation of Directors.

The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Beginning in 2011, each sitting director annually in December is to be awarded a stock option to purchase 100,000 shares of common stock at an exercise price equal to market price on the date of grant. The stock option grant for 2013 was deferred to January 2014.

The options granted to employee and non-employee directors under the EIP expire ten years from the date of grant (subject to earlier termination in the event of death or termination), are not transferable (except by will or the laws of descent and distribution).

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2013:

DIRECTOR COMPENSATION FOR 2013

	Fees
	Earned
	or
	Paid In	Option
	Cash	Awards	Total
Name	($)	($)	($)

Mark McWilliams	$-	$12,229	$12,229
Sheldon L. Miller	$-	$14,173	$14,173
Stanley Pappelbaum, M.D.	$-	$20,584	$20,584
Chester E. Sievert	$-	$14,307	$14,307
F. Duwaine Townsen	$-	$-	$-

The option awards amount represent the value of the current year amortization of stock options issued in prior years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2013 information on our equity compensation plans in effect as of that date:

Number of securities
remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	15,075,000	$0.14	-

Total	15,075,000	$0.14	-

EQUITY COMPENSATION PLAN INFORMATION

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”). The EIP is subject to shareholder approval. On shareholder approval the EIP will provide for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the EIP is 15,000,000 shares of common stock with stock option grants for 8,546,667 common shares outstanding at December 31, 2013 and 6,453,333 shares of common stock available for future stock option grants.

OWNERSHIP OF COMMON STOCK

The following table shows as of June 6, 2014, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of June 6, 2014. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 168,043,254 shares of Common Stock outstanding as of June 6, 2014, plus for each individual, any securities that individual has the right to acquire within 60 days of June 6, 2014.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)	Ownership

Sheldon L. Miller (2)(10)	5,863,176	3.4%
Michael P. Oliver (3)(11)(10)	4,019,831	2.3%
Stanley Pappelbaum M.D. (4)(10)	1,020,793	*
Mark McWilliams (5)(10)	1,309,943	*
Chester E. Sievert (6)(10)	1,086,466	*
F. Duwaine Townsen (7)(10)	585,024	*
Lowell W. Giffhorn (8) (11)	1,500,000	*

All officers and directors as a group (9) (7 persons)	15,385,233	8.6%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.

(2)	Includes 570,793 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014. Also includes warrants to purchase 1,558,078 shares of Common Stock.

(3)	Includes 3,970,831 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014.

(4)	Includes 970,793 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014.

(5)	Includes 53,824 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014. Also includes warrants to purchase 162,697 shares of Common Stock.

(6)	Includes 981,466 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014.

(7)	Includes 585,024 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014.

(8)	Includes 1,500,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014.

(9)	Includes 8,632,731 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of June 6, 2014. Also includes warrants to purchase 1,720,775 shares of Common Stock.

(10)	Director

(11)	Executive Officer

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

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. All audit-related fees were approved by our Audit Committee in fiscal 2013.

Independent Public Accountants’ Fees.   During the current year, we changed our independent public accounting firm to HJ Associates & Consultants, LLP who audited our consolidated financial statements for the year ended December 31, 2013. The firm of McGladrey LLP, independent public accountants, audited our consolidated financial statements for the year ended December 31, 2012.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	HJ Associates &
	Consultants LLP	McGladrey, LLP
Fee category	2013	2013	2012

Audit fees	$54,000	$39,000	$78,200

Audit-related fees	$-	$-	$-

Tax fees	$-	$-	$-

All other fees	$-	$-	$-

Total fees	$54,000	$39,000	$78,200

(1)	Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.

(2)	Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal years ended December 31, 2013 and 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity from December 31, 2011 to December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

SpectraScience, Inc. (Registrant)

Date: June 27, 2014	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: June 27, 2014
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Lowell W. Giffhorn
Lowell W. Giffhorn	Date: June 27, 2014
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: June 27, 2014
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: June 27, 2014
Director

/s/ Chester E. Sievert
Chester E. Sievert	Date: June 27, 2014
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: June 27, 2014
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: June 27, 2014
Director

SPECTRASCIENCE, INC.

EXHIBIT INDEX

FORM 10-K FOR FISCAL YEAR 2013

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among the Company, Euclid Partners IV, L.P., EuclidSR Partners, L.P., EuclidSR Biotechnology Partners IV, L.P., Stephen L. Watson and Ross Flewelling (Incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K filed on November 13, 2007)
3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.3 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2009, filed on November 16, 2009)
3.2	Amended and Restated Articles of Incorporation(Incorporated by reference to exhibit 3.1 to the Company Report on Form 8-K filed August 6, 2004)
3.3	Amended Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2009)
3.4	Certificate of Redesignation of Series C Preferred Stock (Incorporated by reference to exhibit 3.4 to the Company Report on Form 10-K filed April 18, 2013)
4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.2	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.3	Common Stock Purchase Warrant issued to Placement Agent (Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008)
4.4	Certificate of Designation of Rights and Preferences of Series B Preferred stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.5	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.6	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series C Preferred Stock(Incorporated by reference to exhibit 4.5 to the Company Report on Form 8-K filed June 24, 2010)
4.7	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company Report on Form 8-K filed June 24, 2010)
4.8	Form of Agent Warrant for Series C Preferred Stock offering (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
4.9	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed on January 30, 2013)
4.10	Form of Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 8-K filed on January 30, 2013)
10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004)

10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)
10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.6*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.7*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2012)
10.8	Dealer Agreement dated April 6, 2010 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.9	Dealer Agreement dated July 2, 2009 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.10	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-K filed on April 18, 2012)
10.11	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.12	Form of Convertible Debenture by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.13	Form of Warrant for each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.3 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.14* +	Employment Agreement of Michael P. Oliver dated January 1, 2013
21+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, and SpectraScience International, Inc., a Minnesota corporation
23.1+	Consent of Independent Registered Public Accounting Firm – McGladrey LLP
23.2+	Consent of Independent Registered Public Accounting Firm- HJ Associates & Consultants LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101++	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.
+ Filed herewith.
++ Furnished herewith.
* Denotes management compensatory plan or contract.

