Form 10-Q
period 2014-03-31
SPECTRASCIENCE INC
filed 2014-06-30
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 27, 2014 was 167,953,254.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three Months Ended March 31, 2014

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$96,320	$236,597
Accounts receivable, net	-	60,000
Inventory	291,092	247,433
Deferred debt issuance costs	96,836	82,227
Prepaid expenses and other current assets	159,054	174,852
Total current assets	643,302	801,109

Fixed assets, net	8,992	15,917
Patents, net	1,471,978	1,513,340
	$2,124,272	$2,330,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$839,524	$1,009,018
Note payable to an affiliate	15,000	30,000
Convertible debt, net of discounts of $627,346 as of March 31, 2014 and
$644,518 as of December 31, 2013	2,854,080	2,307,111
Derivative liability	3,187,063	1,104,423
Accrued expenses	596,479	431,045
Total current liabilities	7,492,146	4,881,597

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value;
0 shares authorized, issued and outstanding as of March 31, 2014 and
December 31, 2013	-	-
Series B Convertible Preferred Stock, $.01 par value;
2,585,000 shares authorized, issued and outstanding as of March 31, 2014 and
December 31, 2013; liquidation value of $517,000 plus accumulated and
unpaid dividends of $106,931 as of March 31, 2014 and December 31, 2013	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value;
1,000,000 shares authorized; 500,000 shares issued and outstanding as of
March 31, 2014 and December 31, 2013; liquidation value of $100,000 as of
March 31, 2014 and December 31, 2013	5,000	5,000
Common stock, $.01 par value;
321,415,000 shares authorized; 167,953,254 and 166,712,054 shares issued
and outstanding as of March 31, 2014 and December 31, 2013	1,679,532	1,667,120
Additional paid in capital	37,547,704	37,126,602
Accumulated deficit	(44,625,960)	(41,375,803)
Total stockholders' deficit	(5,367,874)	(2,551,231)
	$2,124,272	$2,330,366

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$-	$-
Cost of revenue	(6,000)	-
Gross profit	6,000	-

Operating expenses:
Research and development	258,180	187,457
General and administrative	519,831	497,703
Sales and marketing	89,560	77,385
	867,571	762,545

Loss from operations	(861,571)	(762,545)

Other income (expense)
Interest expense	(98,971)	(56,581)
Change in fair value of derivative and
warrant liabilities	(2,082,640)	(1,116,019)
Amortization of derivative and warrant
liabilities discount	(150,733)	(464,068)
Amortization of deferred debt issuance
costs and original issue discount	(47,124)	(190,569)
Loss on extinguishment of debt	-	(30,796)
Other income (expense), net	(9,118)	(2,518)
	(2,388,586)	(1,860,551)

Net loss	$(3,250,157)	$(2,623,096)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	167,208,694	155,871,102

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Deficit

For the three months ended March 31, 2014

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	2,585,000	$25,850	500,000	$5,000	166,712,054	$1,667,120	$37,126,602	$(41,375,803)	$(2,551,231)

Non cash issuance of stock options	-	-	-	-	-	-	266,017	-	266,017
Common stock issued for cash on option exercise	-	-	-	-	931,200	9,312	9,312	-	18,624
Common stock issued for debt offering costs	-	-	-	-	310,000	3,100	12,400	-	15,500
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	133,373	-	133,373
Net loss	-	-	-	-	-	-	-	(3,250,157)	(3,250,157)

Balance March 31, 2014	2,585,000	$25,850	500,000	$5,000	167,953,254	$1,679,532	$37,547,704	$(44,625,960)	$(5,367,874)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,250,157)	$(2,623,096)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization and depreciation	54,562	59,803
Non-cash issuance of stock options	266,017	101,688
Amortization of derivative and warrant liabilities discount	150,733	464,068
Amortization of deferred debt issuance costs and original issue discount	47,124	190,569
Change in fair value of derivative and warrant liabilities	2,082,640	1,116,019
Loss on extinguishment of debt	-	30,796
Fair market value of common stock issued for services	15,500	55,149
Changes in assets and liabilities:
Accounts receivable	60,000	-
Inventory	(43,659)	(3,398)
Prepaid expense and other assets	15,798	15,818
Accounts payable	(169,492)	35,581
Accrued expenses	165,432	50,413
Net cash used in operating activities	(605,502)	(506,590)

Investing activities:
Purchases of fixed assets	(6,275)	-
Net cash used in investing activities	(6,275)	-

Financing activities:
Proceeds from issuance of convertible notes payable	511,376	812,000
Payments against note payable to affiliate	(15,000)	-
Proceeds from exercise of stock options	18,624	-
Debt issuance costs	(43,500)	(158,440)
Net cash provided by financing activities	471,500	653,560

Net increase (decrease) in cash	(140,277)	146,970

Cash, beginning of year	236,597	90,192

Cash, end of period	$96,320	$237,162

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$-	$138,948

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company had a working capital deficit of $6,848,844 and cash of $96,320, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist the Company with raising capital and has commenced raising capital on its own. During the quarter ended March 31, 2014, The Company raised $467,876, net of transaction costs of $43,500, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of March 31, 2014, Convertible Debentures with a face value of $1,334,738 held by 33 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

Inventory Valuation

The Company states its inventory at the lower of cost or market value, determined on a specific cost basis. The Company provides inventory allowances when conditions indicate that the selling price could be less than cost due to obsolescence and reductions in estimated future demand. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact the Company’s gross margins. Conversely, favorable changes in demand could result in higher gross margins when the Company sells products.

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

As of March 31, 2014, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP is subject to shareholder approval. On approval of the shareholders, the EIP will provide for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 37,000,000 shares of common stock.  At March 31, 2014, the Company had options outstanding exercisable into up to 35,468,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 11,282,136 shares were exercisable. Previous to shareholder approval, all awards under the EIP are NQSOs. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three month periods ended March 31, 2014 and 2013:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three months ended March 31,
	2014	2013

Expected term of options	5 years	None
Exercise price
Expected volatility	187%	None
Expected dividends	None	None
Risk-free interest rate	1.64%	None
Forfeitures	None	None

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

For the periods ended March 31, 2014 and 2013, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	March 31,	March 31,
	2014	2013

Preferred Stock	3,085,000	3,585,000
Convertible debentures	67,809,459	27,796,733
Options	35,468,800	19,491,667
Warrants	93,988,650	69,931,305
Total	200,351,909	120,804,705

The following table sets forth the computation of basic and diluted loss per share and incorporates income and expense related to convertible debentures and warrants and a change in shares that could be outstanding on the conversion of the convertible debentures for the three month periods ended March 31, 2014 and 2013:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three Months Ended
	March 31,
	2014	2013

Numerator:
Net loss for basic earnings per share	$(3,250,157)	$(2,623,096)
Net loss for diluted earnings per share	$(3,250,157)	$(2,623,096)

Denominator:
Weighted average basic shares outstanding	167,208,694	155,871,102
Denominator for diluted earnings per share-
Adjusted weighted average shares	167,208,694	155,871,102

Income (loss) per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Inventory

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Raw materials	$244,757	$201,098
Finished goods	46,335	46,335
	291,092	247,433
Reserve for obsolescence	-	-
	$291,092	$247,433

3.	Liabilities

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

Convertible Debentures

As of March 31, 2014, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount of 5% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to$0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of March 31, 2014 and December 31, 2013, the balances of the Debentures are as follows:

	March 31,	December 31,
	2014	2013

Balance at beginning of period	$2,951,629	$1,129,473
Issuance of debentures for cash	511,376	2,122,000
Original issue discount	18,421	111,685
Debentures surrendered in exchange transactions	-	(564,213)
Debentures issued in exchange transactions	-	626,368
Debentures converted to common stock	-	(473,684)
Convertible debt	3,481,426	2,951,629
Less unamortized costs of financing	627,346	644,518
Convertible debt, net of unamortized costs	$2,854,080	$2,307,111

Convertible debt in default	$1,334,738	$1,324,212

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of March 31, 2014 and December 31, 2013, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2012	$1,730,044	$605,516	$2,335,560
Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Change in fair value at year end	(1,688,671)	(1,233,733)	(2,922,404)
Balance at December 31, 2013	803,484	300,939	1,104,423

Liability on issuance of debt and warrants	-	-	-
Change in fair value at period end	1,320,834	761,806	2,082,640
Balance at March 31, 2014	$2,124,318	$1,062,745	$3,187,063

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the three months ended March 31, 2014, $133,373 was recorded as additional paid-in capital.

4.	Shareholders’ Deficit

Common Stock

In February 2014, an affiliate of the Company exercised a portion of his stock options into 931,200 shares of restricted common stock at an exercise price of $0.02 for proceeds to the Company of $18,624.

In March 2014, the Company issued 310,000 shares of restricted common stock to one consultant at a price of $0.05 per share related to the issuance of convertible debentures.

Warrants

During the three months ended March 31, 2014, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire 6,058,856 shares to holders of the Debentures and as compensation to Agents. These warrants have an exercise price of $0.09 per share.

The balance of all warrants outstanding as of March 31, 2014 is as follows:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2014	87,929,794	$0.15
Granted	6,058,856	$0.09
Exchanged cancelled	-	$-
Exchanged issued	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2014	93,988,650	$0.14

Exercisable at March 31, 2014	93,988,650	$0.14

Stock Options

Options outstanding as of March 31, 2014 are as follows:

	Outstanding Options

		Weighted	Weighted Average
		Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2014	15,075,000	$0.14	6.94
Granted	35,550,000	$0.02	-
Cancelled	(14,225,000)	$0.14	-
Exercised	(931,200)	$0.02	-
Outstanding at March 31, 2014	35,468,800	$0.02	9.63	$1,038,564

Exercisable at March 31, 2014	11,282,136	$0.08	6.46	$316,464

Weighted average fair value of options
granted during the period	35,550,000	$0.02	-

(1)	These amounts represent the excess, if any, between the exercise price and $0.05, the closing market price of the Company’s common stock on March 31, 2014 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

In January 2014, the Company’s Board of Directors authorized the issuance of stock options exercisable into up to 35,550,000 shares of common stock at an exercise price of $0.02 per share to a group of employees, directors and consultants in exchange for the cancelation of stock options exercisable into up to 14,225,000 shares of common stock with average exercise prices of $0.14 per share held by the same group.

There was one option exercised for 931,200 shares during the three month period ended March 31, 2014. At March 31, 2014, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $623,986, which we expect to be recognized over the next four years.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of March 31, 2014:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2014
Derivative liability	$-	$-	$1,062,745	$1,062,745
Warrant liability	-	-	2,124,318	2,124,318
Total	$-	$-	$3,187,063	$3,187,063

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended March 31, 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2013	$803,484	$300,939	$1,104,423

Liability on issuance of debt and warrants	-	-	-

Change in estimated fair value (1)	1,320,834	761,806	2,082,640

Elimination of liability on conversion	-	-	-

Balance March 31, 2014	$2,124,318	$1,062,745	$3,187,063

(1) Included in the Statement of Operations on the line “Change in fair value of derivative liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the three months ended March 31, 2014:

	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	242%	190%
Expected dividends	None	None
Risk-free interest rate	0.13%	1.73%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at March 31, 2014 for instruments under the Binomial Lattice option-pricing model, management estimated a 50% probability of a down round financing event at a price of $0.036 and a 20% to 80% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6.	Contingencies

None

7.	Subsequent Events

Convertible Debentures and Warrants

From April 2014 through June 27, 2014, the Company sold Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $995,000. The Debentures mature in twelve months, carry a fixed conversion price of $.045, an annual interest rate of 10% and are convertible into 22,695,906 shares of common stock at maturity. The Company received net cash proceeds of approximately $943,000 after payment of fees and expenses of $52,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 11,347,953 additional shares of common stock and will issue to a placement agent of a portion of the offering warrants to purchase 383,333 shares of common stock all at an exercise price of $0.090 per share and will issue to the same agent 801,111 shares of common stock in lieu of a cash payment.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreement with Laidlaw and its effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Plan of Operation

During the three month period ended March 31, 2014, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$-	$-	$-	NM
Cost of revenue	(6,000)	-	6,000	NM
Gross profit	6,000	-	6,000	NM

Operating expenses:
Research and development	258,190	187,457	(70,733)	37.7%
General and administrative	519,831	497,703	(22,128)	-4.4%
Sales and marketing	89,560	77,385	(12,175)	15.7%
	867,581	762,545	(105,036)	13.8%

Loss from operations	(861,581)	(762,545)	(99,036)	-13.0%

Other income (expense)	(2,388,586)	(1,860,551)	(528,035)	28.4%

Net loss	$(3,250,167)	$(2,623,096)	$(627,071)	23.9%

Revenues

There was no revenue during either the three months ended March 31, 2014 or 2013 as a result of shipping no WaveSTAT4 systems during either quarter. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations.

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2014 was a negative $6,000 compared to no cost of sales for the quarter ended March 31, 2013. The reason for the decrease in cost of revenue was two systems installed in 2012 came off of warranty with no associated costs.

Research and Development Expenses

Research and development expenses increased by $70,733, 37.7%, to $258,190 for the quarter ended March 31, 2014 from $187,457 for the quarter ended March 31, 2013. This increase was primarily due to continuing clinical studies being conducted in the European Union of approximately $42,000 coupled with increased compensation expense related to the reissuance of stock options of approximately $26,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses increased by $22,128, 4.4%, to $519,831 for the quarter ended March 31, 2014 from $497,703 for the quarter ended March 31, 2013. The primary reason for the increase was an increase in compensation expense related to the reissuance of stock options of approximately $72,000 offset by a decrease in investor relations costs of approximately $34,000 and a decrease in professional fees of approximately $9,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $12,175, 15.7%, to $89,560 for the quarter ended March 31, 2014 from $77,385 for the quarter ended March 31, 2013. The primary reason for the increase was an increase in payroll costs of approximately $7,000 related to the reissuance of stock options. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2014 was expense of $2,388,586 compared to expense of $1,860,551 for the quarter ended March 31, 2013. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2014	December 31, 2013	(Decrease)
Working Capital

Current assets	$643,302	$801,109	$(157,807)
Current liabilities	7,492,146	4,881,597	2,610,549
Working capital deficit	$(6,848,844)	$(4,080,488)	$2,768,356

Long-term debt	$-	$-	$-

Stockholders' deficit	$(5,367,874)	$(2,551,231)	$2,816,643

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(605,502)	$(506,590)	$98,912
Investing activities	$(6,275)	$-	$6,275
Financing activities	$471,500	$653,560	$(182,060)

	As of		Increase
	March 31, 2014	December 31, 2013	(Decrease)
Balance Sheet Select Information

Cash	$96,320	$236,597	$(140,277)

Accounts receivable	$-	$60,000	$(60,000)

Inventory	$291,092	$247,433	$43,659

Accounts payable and accrued expenses	$1,436,003	$1,440,063	$(4,060)

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

As of March 31, 2014, the Company had a working capital deficit of $6,848,844 and cash of $96,320, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the quarter ended March 31, 2014, The Company raised $467,876, net of transaction costs of $43,500, under this agreement. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreement occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	1/15/2014	931,200	Cash	$18,624
	3/31/2014	310,000	Services	$15,500

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	2/11/2014	70,844	$0.0900	2/11/2019
	2/20/2014	4,093,567	$0.0900	2/20/2019
	3/15/2014	277,778	$0.0900	3/15/2019
	3/21/2014	888,889	$0.0900	3/21/2019
	3/26/2014	555,556	$0.0900	3/26/2019
	3/31/2014	172,222	$0.0900	3/31/2019

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

As of June 27, 2014 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of $1,334,738 held by 33 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing (estimated to be approximately $75,000) shall become immediately due and payable in cash at the election of the Holders. As of June 27, 2014, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: June 27, 2014	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: June 27, 2014	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

