Form 10-Q
period 2014-06-30
SPECTRASCIENCE INC
filed 2014-08-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES  ☐     NO  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 14, 2014 was 168,643,254.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three Months Ended June 30, 2014

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$443,788	$236,597
Accounts receivable, net	-	60,000
Inventory	316,162	247,433
Deferred debt issuance costs	139,386	82,227
Prepaid expenses and other current assets	135,641	174,852
Total current assets	1,034,977	801,109

Fixed assets, net	7,216	15,917
Patents, net	1,430,617	1,513,340
	$2,472,810	$2,330,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$977,124	$1,009,018
Note payable to an affiliate	-	30,000
Convertible debt, net of discounts of $1,002,608 as of June 30, 2014 and $644,518 as of December 31, 2013	3,500,134	2,307,111
Derivative liability	3,156,183	1,104,423
Accrued expenses	627,457	431,045
Total current liabilities	8,260,898	4,881,597

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value;
0 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Series B Convertible Preferred Stock, $.01 par value;
2,585,000 shares authorized, issued and outstanding as of June 30, 2014 and December 31, 2013; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of June 30, 2014 and December 31, 2013	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value;
1,000,000 shares authorized; 500,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013; liquidation value of $100,000 as of June 30, 2014 and December 31, 2013	5,000	5,000
Common stock, $.01 par value;
321,415,000 shares authorized; 168,643,254 and 166,712,054 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1,686,432	1,667,120
Additional paid in capital	38,290,933	37,126,602
Accumulated deficit	(45,796,303)	(41,375,803)
Total stockholders' deficit	(5,788,088)	(2,551,231)
	$2,472,810	$2,330,366

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$-	$120,000	$-	$120,000
Cost of revenue	-	73,513	(6,000)	73,513
Gross profit	-	46,487	6,000	46,487

Operating expenses:
Research and development	276,188	193,453	534,368	380,910
General and administrative	292,858	654,877	812,689	1,152,580
Sales and marketing	140,791	89,685	230,351	167,070
	709,837	938,015	1,577,408	1,700,560

Loss from operations	(709,837)	(891,528)	(1,571,408)	(1,654,073)

Other income (expense)
Interest expense	(116,770)	(66,511)	(215,741)	(123,092)
Change in fair value of derivative and warrant liabilities	30,880	1,032,821	(2,051,760)	(83,198)
Amortization of derivative and warrant liabilities discount	(303,105)	(556,297)	(453,838)	(1,020,365)
Amortization of deferred debt issuance costs and original issue discount	(65,450)	(200,503)	(112,574)	(391,072)
Gain (loss) on extinguishment of debt	-	13,807	-	(16,989)
Other income (expense), net	(6,061)	4,281	(15,179)	1,763
	(460,506)	227,598	(2,849,092)	(1,632,953)

Net loss	$(1,170,343)	$(663,930)	$(4,420,500)	$(3,287,026)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	167,953,254	158,843,541	167,583,031	157,152,228

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Deficit

For the six months ended June 30, 2014

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2013	2,585,000	$25,850	500,000	$5,000	166,712,054	$1,667,120	$37,126,602	$(41,375,803)	$(2,551,231)

Non cash issuance of stock options	-	-	-	-	-	-	308,095	-	308,095
Common stock issued for cash on option exercise	-	-	-	-	931,200	9,312	9,312	-	18,624
Common stock issued for debt offering costs	-	-	-	-	1,000,000	10,000	40,000	-	50,000
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	806,924	-	806,924
Net loss	-	-	-	-	-	-	-	(4,420,500)	(4,420,500)

Balance June 30, 2014	2,585,000	$25,850	500,000	$5,000	168,643,254	$1,686,432	$38,290,933	$(45,796,303)	$(5,788,088)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(4,420,500)	$(3,287,026)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for uncollectable accounts receivable	-	4,281
Amortization and depreciation	97,699	119,539
Non-cash issuance of stock options	308,095	199,429
Amortization of derivative and warrant liabilities discount	453,838	1,020,365
Amortization of deferred debt issuance costs and original issue discount	112,574	391,072
Change in fair value of derivative and warrant liabilities	2,051,760	83,198
Loss on extinguishment of debt	-	16,989
Fair market value of common stock issued for debt offering costs	50,000	244,500
Changes in assets and liabilities:
Accounts receivable	60,000	(124,281)
Inventory	(68,729)	58,114
Prepaid expenses and other current assets	39,211	42,594
Accounts payable	(31,894)	194,954
Accrued expenses	196,412	258,914
Net cash used in operating activities	(1,151,534)	(777,358)

Investing activities:
Purchases of fixed assets	(6,275)	-
Net cash used in investing activities	(6,275)	-

Financing activities:
Proceeds from issuance of convertible notes payable	1,506,376	862,000
Payments against note payable to affiliate	(30,000)	-
Proceeds from exercise of stock options	18,624	-
Debt issuance costs	(130,000)	(169,440)
Net cash provided by financing activities	1,365,000	692,560

Net increase (decrease) in cash	207,191	(84,798)

Cash, beginning of year	236,597	90,192

Cash, end of period	$443,788	$5,394

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$-	$263,157
Conversion of interest due on convertible notes to common stock	$-	$33,988
Exchange of interest due on convertible notes to new notes	$-	$25,259
Conversion of preferred stock to common stock	$-	$5,000
Warrant valuation on issuance of convertible debentures	$806,924	$-

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, the Company had a working capital deficit of $7,225,921 and cash of $443,788, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2014, The Company raised $1,376,376, net of transaction costs of $130,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of June 30, 2014, Convertible Debentures with a face value of $1,334,738 held by 33 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

As of June 30, 2014, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP is subject to shareholder approval. On approval of the shareholders, the EIP will provide for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 37,000,000 shares of common stock.  At June 30, 2014, the Company had options outstanding exercisable into up to 35,468,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 12,681,266 shares were exercisable. Previous to shareholder approval, all awards under the EIP are NQSOs. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and six month periods ended June 30, 2014 and 2013:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Expected term of options	None	None	5 years	None
Exercise price	None	None	$0.02	None
Expected volatility	None	None	187%	None
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	1.64%	None
Forfeitures	None	None	None	None

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

For the periods ended June 30, 2014 and 2013, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	June 30,	June 30,
	2014	2013

Preferred Stock	3,085,000	3,085,000
Convertible debentures	90,505,370	27,231,569
Options	35,468,800	19,491,667
Warrants	105,719,939	71,185,727
Total	234,779,109	120,993,963

The following table sets forth the computation of basic and diluted loss per share and incorporates income and expense related to convertible debentures and warrants and a change in shares that could be outstanding on the conversion of the convertible debentures for the three and six month periods ended June 30, 2014 and 2013:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net loss for basic earnings per share	$(1,170,343)	$(663,930)	$(4,420,500)	$(3,287,026)
Net loss for diluted earnings per share	$(1,170,343)	$(663,930)	$(4,420,500)	$(3,287,026)

Denominator:
Weighted average basic shares outstanding	167,953,254	158,843,541	167,583,031	157,152,228
Denominator for diluted earnings per share-
Adjusted weighted average shares	167,953,254	158,843,541	167,583,031	157,152,228

Loss per share
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Inventory

Inventory consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Raw materials	$269,827	$201,098
Finished goods	46,335	46,335
	316,162	247,433
Reserve for obsolescence	-	-
	$316,162	$247,433

3. Liabilities

Note Payable to an Affiliate

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and was repaid in nine equal monthly installments. Of the 500,000 shares issued, 312,500 shares were issued for debt issuance costs in an amount of $15,625 which was amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Convertible Debentures

As of June 30, 2014, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount of 5% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to$0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through June 30, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to June 30, 2013 do not contain such an exchange clause.

As of June 30, 2014 and December 31, 2013, the balances of the Debentures are as follows:

	June 30,	December 31,
	2014	2013

Balance at beginning of period	$2,951,629	$1,129,473
Issuance of debentures for cash	1,506,376	2,122,000
Original issue discount	44,737	111,685
Debentures surrendered in exchange transactions	-	(564,213)
Debentures issued in exchange transactions	-	626,368
Debentures converted to common stock	-	(473,684)
Convertible debt	4,502,742	2,951,629
Less unamortized costs of financing	1,002,608	644,518
Convertible debt, net of unamortized costs	$3,500,134	$2,307,111

Convertible debt in default	$1,334,738	$1,324,212

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

As of June 30, 2014 and December 31, 2013, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2012	$1,730,044	$605,516	$2,335,560
Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Change in fair value at year end	(1,688,671)	(1,233,733)	(2,922,404)
Balance at December 31, 2013	803,484	300,939	1,104,423

Liability on issuance of debt and warrants	-	-	-
Change in fair value at period end	1,288,147	763,613	2,051,760
Balance at June 30, 2014	$2,091,631	$1,064,552	$3,156,183

Debentures issued subsequent to June 30, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the six months ended June 30, 2014, $806,924 was recorded as additional paid-in capital.

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

In June 2014, the Company issued 690,000 shares of restricted common stock to one consultant at a price of $0.05 per share related to the issuance of convertible debentures.

Warrants

During the three and six months ended June 30, 2014, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 11,731,289 and 17,790,145 shares to holders of the Debentures and as compensation to Agents. These warrants have an exercise price of $0.09 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The balance of all warrants outstanding as of June 30, 2014 is as follows:

		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2014	87,929,794	$0.15
Granted	17,790,145	$0.09
Exchanged cancelled	-	$-
Exchanged issued	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2014	105,719,939	$0.14

Exercisable at June 30, 2014	105,719,939	$0.14

Stock Options

Options outstanding as of June 30, 2014 are as follows:

	Outstanding Options

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2014	15,075,000	$0.14	6.94
Granted	35,550,000	$0.02	-
Cancelled	(14,225,000)	$0.14	-
Exercised	(931,200)	$0.02	-
Outstanding at June 30, 2014	35,468,800	$0.02	9.63	$1,038,564

Exercisable at June 30, 2014	12,681,266	$0.03	9.38	$357,688

Weighted average fair value of options granted during the period	35,550,000	$0.02	-

(1)	These amounts represent the excess, if any, between the exercise price and $0.05, the closing market price of the Company’s common stock on June 30, 2014 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

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

There was one option exercised for 931,200 shares during the six month period ended June 30, 2014. At June 30, 2014, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $583,290, which we expect to be recognized over the next four years.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Binomial Lattice option valuation model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of June 30, 2014:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2014
Derivative liability	$-	$-	$1,064,552	$1,064,552
Warrant liability	-	-	2,091,631	2,091,631
Total	$-	$-	$3,156,183	$3,156,183

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended June 30, 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2013	$803,484	$300,939	$1,104,423

Liability on issuance of debt and warrants	-	-	-

Change in estimated fair value (1)	1,288,147	763,613	2,051,760

Elimination of liability on conversion	-	-	-

Balance June 30, 2014	$2,091,631	$1,064,552	$3,156,183

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the six months ended June 30, 2014:

	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	238% to 242%	189% to 190%
Expected dividends	None	None
Risk-free interest rate	0.11% to 0.13%	1.62% to 1.73%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at June 30, 2014 for instruments under the Binomial Lattice option-pricing model, management estimated a 50% probability of a down round financing event at a price of $0.036 and a 20% to 80% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

7. Subsequent Events

None

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreements with Laidlaw and other agents and their effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Plan of Operation

During the three and six month periods ended June 30, 2014, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular Saudi Arabia, Russia and India;

Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA for the WavSTAT4 and plan for additional clinical trials to support eventual approval for sale in the United States;

Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$-	$120,000	$(120,000)	NM
Cost of revenue	-	73,513	73,513	NM
Gross profit	-	46,487	(46,487)	NM

Operating expenses:
Research and development	276,188	193,453	(82,735)	42.8%
General and administrative	292,858	654,877	362,019	55.3%
Sales and marketing	140,791	89,685	(51,106)	57.0%
	709,837	938,015	228,178	24.3%

Loss from operations	(709,837)	(891,528)	181,691	20.4%

Other income (expense)	(460,506)	227,598	(688,104)	NM

Net loss	$(1,170,343)	$(663,930)	$(506,413)	76.3%

Revenues

There was no revenue during the three months ended June 30, 2014 compared to revenue of $120,000 for the three months ended June 30, 2013, when 4 WaveSTAT4 systems were shipped. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was no cost of revenue for the quarter ended June 30, 2014 compared to $73,513 for the quarter ended June 30, 2013, when 4 WaveSTAT4 systems were shipped. We anticipate that cost of revenue will increase in proportion to revenue as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Research and Development Expenses

Research and development expenses increased by $82,735, 42.8%, to $276,188 for the quarter ended June 30, 2014 from $193,453 for the quarter ended June 30, 2013. This increase was primarily due to continuing clinical studies being conducted in the European Union of approximately $69,000 coupled with increased compensation expense related to the reissuance of stock options of approximately $10,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $362,019, 55.3%, to $292,858 for the quarter ended June 30, 2014 from $654,877 for the quarter ended June 30, 2013. The primary reasons for the decrease was a decrease during the current quarter compared to the same quarter of the previous year as follows: investor relations expense- $194,000, stock option expense- $72,000, compensation expense- $56,000, legal expense- $23,000, and facility costs- $17,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $51,106, 57.0%, to $140,791 for the quarter ended June 30, 2014 from $89,685 for the quarter ended June 30, 2013. The primary reason for the increase was an increase in expenses related to establishing a presence in the United Kingdom of $28,000, a $15,000 increase in travel expenses and a $5,000 increase in payroll costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2014 was expense of $460,506 compared to income of $227,598 for the quarter ended June 30, 2013. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$-	$120,000	$(120,000)	NM
Cost of revenue	(6,000)	73,513	79,513	NM
Gross profit	6,000	46,487	(40,487)	NM

Operating expenses:
Research and development	534,368	380,910	(153,458)	40.3%
General and administrative	812,689	1,152,580	339,891	29.5%
Sales and marketing	230,351	167,070	(63,281)	37.9%
	1,577,408	1,700,560	123,152	7.2%

Loss from operations	(1,571,408)	(1,654,073)	82,665	5.0%

Other income (expense)	(2,849,092)	(1,632,953)	(1,216,139)	74.5%

Net loss	$(4,420,500)	$(3,287,026)	$(1,133,474)	34.5%

Revenues

There was no revenue during the six months ended June 30, 2014 compared to revenue of $120,000 for the six months ended June 30, 2013, when 4 WaveSTAT4 systems were shipped. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was a reduction in the cost of revenue of $6,000 for the six months ended June 30, 2014, as a result of a reduction in warranty expense as 2 previously shipped WaveSTAT4 systems came off of warranty compared to cost of revenue of $73,513 for the six months ended June 30, 2013, when 4 WaveSTAT4 systems were shipped. We anticipate that cost of revenue will increase in proportion to revenue as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Research and Development Expenses

Research and development expenses increased by $153,458, 40.3%, to $534,368 for the six months ended June 30, 2014 from $380,910 for the six months ended June 30, 2013. This increase was primarily due to continuing clinical studies being conducted in the European Union of approximately $119,000 coupled with increased compensation expense of approximately $33,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $339,891, 29.5%, to $812,689 for the six months ended June 30, 2014 from $1,152,580 for the six months ended June 30, 2013. The primary reasons for the decrease was a decrease during the current six months compared to the same six months of the previous year as follows: investor relations expense- $254,000, stock option expense- $44,000, legal expense- $20,000, and facility costs- $22,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $63,281, 37.9%, to $230,351 for the six months ended June 30, 2014 from $167,070 for the six months ended June 30, 2013. The primary reason for the increase was an increase in expenses related to establishing a presence in the United Kingdom of $29,000 and a $28,000 increase in payroll costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2014 was expense of $2,849,092 compared to expense of $1,632,953 for the six months ended June 30, 2013. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	June 30, 2014	December 31, 2013	(Decrease)
Working Capital

Current assets	$1,034,977	$801,109	$233,868
Current liabilities	8,260,898	4,881,597	3,379,301
Working capital deficit	$(7,225,921)	$(4,080,488)	$3,145,433

Long-term debt	$-	$-	$-

Stockholders' deficit	$(5,788,088)	$(2,551,231)	$3,236,857

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,151,534)	$(777,358)	$374,176
Investing activities	$(6,275)	$-	$6,275
Financing activities	$1,365,000	$692,560	$672,440

	As of		Increase
	June 30, 2014	December 31, 2013	(Decrease)
Balance Sheet Select Information

Cash	$443,788	$236,597	$207,191

Accounts receivable	$-	$60,000	$(60,000)

Inventory	$316,162	$247,433	$68,729

Accounts payable and accrued expenses	$1,604,581	$1,440,063	$164,518

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

As of June 30, 2014, the Company had a working capital deficit of $7,225,921 and cash of $443,788, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2014, The Company raised $1,376,376, net of transaction costs of $130,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	6/30/2014	690,000	Services	$34,500

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	4/8/2014	1,055,556	$0.0900	4/8/2019
	4/15/2014	444,444	$0.0900	4/15/2019
	4/28/2014	666,667	$0.0900	4/28/2019
	5/12/2014	833,333	$0.0900	5/12/2019
	5/29/2014	1,666,667	$0.0900	5/29/2019
	6/2/2014	333,333	$0.0900	6/2/2019
	6/11/2014	500,000	$0.0900	6/11/2019
	6/23/2014	5,847,956	$0.0900	6/23/2019
	6/30/2014	383,333	$0.0900	6/30/2019

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

As of August 14, 2014 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of $1,334,738 held by 33 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of August 14, 2014, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: August 14, 2014	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2014	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

