Form 10-Q
period 2014-09-30
SPECTRASCIENCE INC
filed 2014-11-12
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 12, 2014 was 173,701,088.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2014

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$43,641	$236,597
Accounts receivable, net	-	60,000
Inventory	316,680	247,433
Deferred debt issuance costs	109,849	82,227
Prepaid expenses and other current assets	201,819	174,852
Total current assets	671,989	801,109

Fixed assets, net	5,441	15,917
Patents, net	1,389,255	1,513,340
	$2,066,685	$2,330,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$786,091	$1,009,018
Note payable to an affiliate	-	30,000
Convertible debt, net of discounts of $696,824 as of September 30, 2014 and
$644,518 as of December 31, 2013	3,946,854	2,307,111
Derivative liability	1,082,557	1,104,423
Accrued expenses	695,345	431,045
Total current liabilities	6,510,847	4,881,597

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value;
0 shares authorized, issued and outstanding as of September 30, 2014 and
December 31, 2013	-	-
Series B Convertible Preferred Stock, $.01 par value;
2,585,000 shares authorized, issued and outstanding as of September 30, 2014 and
December 31, 2013; liquidation value of $517,000 plus accumulated and
unpaid dividends of $106,931 as of September 30, 2014 and December 31, 2013	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value;
1,000,000 shares authorized; 500,000 shares issued and outstanding as of
September 30, 2014 and December 31, 2013; liquidation value of $100,000 as of
September 30, 2014 and December 31, 2013	5,000	5,000
Common stock, $.01 par value;
746,415,000 shares authorized; 173,701,088 and 166,712,054 shares issued
and outstanding as of September 30, 2014 and December 31, 2013	1,737,011	1,667,120
Additional paid in capital	38,625,792	37,126,602
Accumulated deficit	(44,837,815)	(41,375,803)
Total stockholders' deficit	(4,444,162)	(2,551,231)
	$2,066,685	$2,330,366

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

 Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$-	$60,000	$-	$180,000
Cost of revenue	-	36,756	(6,000)	110,269
Gross profit	-	23,244	6,000	69,731

Operating expenses:
Research and development	138,806	59,176	673,173	440,086
General and administrative	280,000	375,200	1,092,689	1,527,780
Sales and marketing	114,178	33,285	344,529	200,355
	532,984	467,661	2,110,391	2,168,221

Loss from operations	(532,984)	(444,417)	(2,104,391)	(2,098,490)

Other income (expense)
Interest expense	(131,846)	(79,260)	(347,587)	(202,352)
Change in fair value of derivative and
warrant liabilities	1,883,289	1,156,215	(168,471)	1,073,017
Amortization of derivative and warrant
liabilities discount	(396,853)	(308,484)	(850,691)	(1,328,849)
Amortization of deferred debt issuance
costs and original issue discount	(85,034)	(141,840)	(197,608)	(532,912)
Gain (loss) on extinguishment of debt	227,259	-	227,259	(16,989)
Other income (expense), net	(5,343)	(4,848)	(20,523)	(3,085)
	1,491,472	621,783	(1,357,621)	(1,011,170)

Net income (loss) before income taxes	958,488	177,366	(3,462,012)	(3,109,660)

Provision for income taxex	-	-	-	-

Net income (loss)	$958,488	$177,366	$(3,462,012)	$(3,109,660)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statement of Shareholders' Deficit

For the nine months ended September 30, 2014

(unaudited)

							Additional	Accumulated	Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Deficit	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit

Balance December 31, 2013	2,585,000	$25,850	500,000	$5,000	166,712,054	$1,667,120	$37,126,602	$(41,375,803)	$(2,551,231)

Non cash issuance of stock options	-	-	-	-	-	-	349,143	-	349,143
Common stock issued for cash on option exercise	-	-	-	-	931,200	9,312	9,312	-	18,624
Common stock issued for debt offering costs	-	-	-	-	1,000,000	10,000	40,000	-	50,000
Conversion of convertible debt	-	-	-	-	5,057,834	50,579	202,313	-	252,892
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	897,712	-	897,712
Warrant valuation on issuance of short term debt	-	-	-	-	-	-	710	-	710
Net loss	-	-	-	-	-	-	-	(3,462,012)	(3,462,012)

Balance September 30, 2014	2,585,000	$25,850	500,000	$5,000	173,701,088	$1,737,011	$38,625,792	$(44,837,815)	$(4,444,162)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(3,462,012)	$(3,109,660)
Adjustments to reconcile net loss
to cash used in operating activities:
Provision for uncollectable accounts receivable	-	4,281
Amortization and depreciation	140,836	179,308
Non-cash issuance of stock options	349,143	287,338
Non-cash interest on issuance of warrant	710	-
Amortization of derivative and warrant liabilities discount	850,691	1,328,849
Amortization of deferred debt issuance costs and original issue discount	197,608	532,912
Change in fair value of derivative and warrant liabilities	168,471	(1,073,017)
(Gain) loss on extinguishment of debt	(227,259)	16,989
Fair market value of common stock issued for debt offering costs	50,000	244,500
Changes in assets and liabilities:
Accounts receivable	60,000	(34,281)
Inventory	(69,247)	81,435
Prepaid expenses and other current assets	(26,966)	(32,301)
Accounts payable	(222,927)	144,156
Accrued expenses	317,271	350,248
Net cash used in operating activities	(1,873,681)	(1,079,243)

Investing activities:
Purchases of fixed assets	(6,275)	(1,600)
Net cash used in investing activities	(6,275)	(1,600)

Financing activities:
Proceeds from issuance of convertible notes payable	1,856,376	1,372,000
Proceeds from issuance of note payable to affiliate	-	45,000
Payments against note payable to affiliate	(30,000)	-
Proceeds from exercise of stock options	18,624	9,375
Debt issuance costs	(158,000)	(197,239)
Net cash provided by financing activities	1,687,000	1,229,136

Net increase (decrease) in cash	(192,956)	148,293

Cash, beginning of year	236,597	90,192

Cash, end of period	$43,641	$238,485

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$5,539
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$236,842	$263,158
Conversion of interest due on convertible notes to common stock	$52,972	$33,988
Exchange of interest due on convertible notes to new notes	$-	$25,259
Conversion of preferred stock to common stock	$-	$5,000
Warrant valuation on isuance of convertible debentures	$897,712	$-
Elimination of derivative liabilities on conversion	$190,337	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements

1.     Nature of Business and Basis of Presentation

Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiaries Luma Imaging Corporation (“LUMA”), Spectra Science International, Inc. (“International”) and SpectraScience (UK) Limited (“SpectraUK”). Since 1996, the Company has focused primarily on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, the Company had a working capital deficit of $5,838,858 and cash of $43,641, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to September 30, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2014, The Company raised $1,856,376, net of transaction costs of $158,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of September 30, 2014, Convertible Debentures with a face value of $1,624,211 held by 32 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiaries LUMA, International and Spectra UK. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of September 30, 2014, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 37,000,000 shares of common stock.  At September 30, 2014, the Company had options outstanding exercisable into up to 35,168,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 13,780,397 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Expected term of options	None	None	5 years	None
Exercise price	None	None	$0.02	None
Expected volatility	None	None	187%	None
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	1.64%	None
Forfeitures	None	None	None	None

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

For the periods ended September 30, 2014 and 2013, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	September 30,	September 30,
	2014	2013

Preferred Stock	3,085,000	3,085,000
Convertible debentures	94,767,062	39,111,869
Options	35,168,800	19,491,667
Warrants	109,942,469	77,127,289
Total	242,963,331	138,815,825

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net income (loss) for basic earnings per share	$958,488	$177,366	$(3,462,012)	$(3,109,660)
Net income (loss) for diluted earnings per share	$958,488	$177,366	$(3,462,012)	$(3,109,660)

Denominator:
Weighted average basic shares outstanding	171,996,818	161,854,734	169,070,461	158,736,987
Denominator for diluted earnings per share-
Adjusted weighted average shares	186,965,778	161,854,734	169,070,461	158,736,987

Loss per share
Basic	$0.01	$0.00	$(0.02)	$(0.02)
Diluted	$0.01	$0.00	$(0.02)	$(0.02)

Inventory

Inventory consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Raw materials	$270,345	$201,098
Finished goods	46,335	46,335
	316,680	247,433
Reserve for obsolescence	-	-
	$316,680	$247,433

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Convertible Debentures

As of September 30, 2014, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to$0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through September 30, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to September 30, 2013 do not contain such an exchange clause.

As of September 30, 2014 and December 31, 2013, the balances of the Debentures are as follows:

	September 30,	December 31,
	2014	2013

Balance at beginning of period	$2,951,629	$1,129,473
Issuance of debentures for cash	1,856,376	2,122,000
Original issue discount	72,515	111,685
Debentures surrendered in exchange transactions	-	(564,213)
Debentures issued in exchange transactions	-	626,368
Debentures converted to common stock	(236,842)	(473,684)
Convertible debt	4,643,678	2,951,629
Less unamortized costs of financing	696,824	644,518
Convertible debt, net of unamortized costs	$3,946,854	$2,307,111

Convertible debt in default	$1,624,211	$1,324,212

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

As of September 30, 2014 and December 31, 2013, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2012	$1,730,044	$605,516	$2,335,560
Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Change in fair value at year end	(1,688,671)	(1,233,733)	(2,922,404)
Balance at December 31, 2013	803,484	300,939	1,104,423

Liability on issuance of debt and warrants	-	-	-
Elimination of liability on conversion	-	(190,337)	(190,337)
Change in fair value at period end	(36,710)	205,181	168,471
Balance at September 30, 2014	$766,774	$315,783	$1,082,557

Debentures issued subsequent to September 30, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the nine months ended September 30, 2014, $897,712 was recorded as additional paid-in capital.

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

During the nine months ended September 30, 2014, holders of Convertible Debentures with a face value of $236,842 converted their debentures into 4,133,369 shares of restricted common stock. In addition, associated with these debentures, the Company paid $52,972 in accrued interest by issuing 924,465 shares of restricted common stock

Warrants

During the three and nine months ended September 30, 2014, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 4,222,530 and 22,012,675 shares to holders of the Debentures and as compensation to Agents. These warrants have an exercise price of $0.09 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The balance of all warrants outstanding as of September 30, 2014 is as follows:

		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at January 1, 2014	87,929,794	$0.15
Granted	22,012,675	$0.09
Exchanged cancelled	-	$-
Exchanged issued	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at September 30, 2014	109,942,469	$0.13

Exercisable at September 30, 2014	109,942,469	$0.13

Stock Options

Options outstanding as of September 30, 2014 are as follows:

	Outstanding Options

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2014	15,075,000	$0.14	6.94
Granted	35,550,000	$0.02	-
Cancelled	(14,525,000)	$0.14	-
Exercised	(931,200)	$0.02	-
Outstanding at September 30, 2014	35,168,800	$0.02	9.21	$-

Exercisable at September 30, 2014	13,780,397	$0.03	9.11	$-

Weighted average fair value of options
granted during the period	35,550,000	$0.02

(1)	These amounts represent the excess, if any, between the exercise price and $0.02, the closing market price of the Company’s common stock on September 30, 2014 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

There was one option exercised for 931,200 shares during the nine month period ended September 30, 2014. At September 30, 2014, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $538,067, which we expect to be recognized over the next four years.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of September 30, 2014:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2014
Derivative liability	$-	$-	$315,783	$315,783
Warrant liability	-	-	766,774	766,774
Total	$-	$-	$1,082,557	$1,082,557

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2013	$803,484	$300,939	$1,104,423

Liability on issuance of debt and warrants	-	-	-

Change in estimated fair value (1)	(36,710)	205,181	168,471

Elimination of liability on conversion	-	(190,337)	(190,337)

Balance September 30, 2014	$766,774	$315,783	$1,082,557

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended September 30, 2014:

	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	232% to 242%	189% to 193%
Expected dividends	None	None
Risk-free interest rate	0.10% to 0.13%	1.62% to 1.78%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at September 30, 2014 for instruments under the Binomial Lattice option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.036 and a 18% to 75% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

7. Subsequent Events

Convertible Debentures and Warrants

During October and November 2014, the Company sold $427,778 of Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $400,000. The Debentures mature in twelve months, carry a fixed conversion price of $.045, an annual interest rate of 10% and are convertible into 8,947,368 shares of common stock at maturity. The Company received net cash proceeds of approximately $368,000 after payment of fees and expenses of $32,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 4,473,684 additional shares of common stock at an exercise price of $0.090 per share.

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

Plan of Operation

During the three and nine month periods ended September 30, 2014, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California; and

·	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$-	$60,000	$(60,000)	NM
Cost of revenue	-	36,756	36,756	NM
Gross profit	-	23,244	(23,244)	NM

Operating expenses:
Research and development	138,806	59,176	(79,630)	134.6%
General and administrative	280,000	375,200	95,200	25.4%
Sales and marketing	114,178	33,285	(80,893)	243.0%
	532,984	467,661	(65,323)	-14.0%

Loss from operations	(532,984)	(444,417)	(88,567)	-19.9%

Other income	1,491,472	621,783	869,689	139.9%

Net income	$958,488	$177,366	$781,122	440.4%

Revenues

There was no revenue during the three months ended September 30, 2014 compared to revenue of $60,000 for the three months ended September 30, 2013, when two WaveSTAT4 systems were shipped. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was no cost of revenue for the quarter ended September 30, 2014 compared to $36,756 for the quarter ended September 30, 2013, when two WaveSTAT4 systems were shipped. We anticipate that cost of revenue will increase in proportion to revenue as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Research and Development Expenses

Research and development expenses increased by $79,630, 134.6%, to $138,806 for the quarter ended September 30, 2014 from $59,176 for the quarter ended September 30, 2013. This increase was due to an increase in payroll over the previous year’s quarter of approximately $67,000 when activity was reduced awaiting funding coupled with an increase in clinical studies of approximately $7,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $95,200, 25.4%, to $280,000 for the quarter ended September 30, 2014 from $375,200 for the quarter ended September 30, 2013. The primary reasons for the decrease was a decrease during the current quarter compared to the same quarter of the previous year as follows: stock option expense of $63,000 and compensation expense of $27,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $80,893, 243.0%, to $114,178 for the quarter ended September 30, 2014 from $33,285 for the quarter ended September 30, 2013. The primary reason for the increase was an increase in payroll costs of $64,000 and an increase in stock option expense of $22,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2014 was income of $1,491,472 compared to income of $621,783 for the quarter ended September 30, 2013. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $227,000 coupled with the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Nine months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$-	$180,000	$(180,000)	NM
Cost of revenue	(6,000)	110,269	116,269	NM
Gross profit	6,000	69,731	(63,731)	NM

Operating expenses:
Research and development	673,173	440,086	(233,087)	53.0%
General and administrative	1,092,689	1,527,780	435,091	28.5%
Sales and marketing	344,529	200,355	(144,174)	72.0%
	2,110,391	2,168,221	57,830	2.7%

Loss from operations	(2,104,391)	(2,098,490)	(5,901)	-0.3%

Other income (expense)	(1,357,621)	(1,011,170)	(346,451)	34.3%

Net loss	$(3,462,012)	$(3,109,660)	$(352,352)	11.3%

Revenues

There was no revenue during the nine months ended September 30, 2014 compared to revenue of $180,000 for the nine months ended September 30, 2013, when six WaveSTAT4 systems were shipped. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was a reduction in the cost of revenue of $6,000 for the nine months ended September 30, 2014, as a result of a reduction in warranty expense as two previously shipped WaveSTAT4 systems came off of warranty compared to cost of revenue of $110,269 for the nine months ended September 30, 2013, when six WaveSTAT4 systems were shipped. We anticipate that cost of revenue will increase in proportion to revenue as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Research and Development Expenses

Research and development expenses increased by $233,087, 53.0%, to $673,173 for the nine months ended September 30, 2014 from $440,086 for the nine months ended September 30, 2013. This increase was primarily due to continuing clinical studies being conducted in the European Union of approximately $126,000 coupled with an increase in payroll expense of $96,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $435,091. 28.5%, to $1,092,689 for the nine months ended September 30, 2014 from $1,527,780 for the nine months ended September 30, 2013. The primary reasons for the decrease was a decrease during the current nine months compared to the same nine months of the previous year as follows: consulting expenses related to financings- $185,000, professional fees expense - $87,000, compensation expense- $130,000 and investor relations expense - $23,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $144,174, 72.0%, to $344,529 for the nine months ended September 30, 2014 from $200,355 for the nine months ended September 30, 2013. The primary reason for the increase was an increase in costs related to establishing a presence in the UK of approximately $48,000, payroll expense of $26,000, a $50,000 increase in stock option expense and a $20,000 increase in travel related costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2014 was expense of $1,357,621 compared to expense of $1,011,170 for the nine months ended September 30, 2013. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $244,000 coupled with the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	September 30, 2014	December 31, 2013	(Decrease)
Working Capital

Current assets	$671,989	$801,109	$(129,120)
Current liabilities	6,510,847	4,881,597	1,629,250
Working capital deficit	$(5,838,858)	$(4,080,488)	$1,758,370

Long-term debt	$-	$-	$-

Stockholders' deficit	$(4,444,162)	$(2,551,231)	$1,892,931

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,873,681)	$(1,079,243)	$794,438
Investing activities	$(6,275)	$(1,600)	$4,675
Financing activities	$1,687,000	$1,229,136	$457,864

	As of		Increase
	September 30, 2014	December 31, 2013	(Decrease)
Balance Sheet Select Information

Cash	$43,641	$236,597	$(192,956)

Accounts receivable	$-	$60,000	$(60,000)

Inventory	$316,680	$247,433	$69,247

Accounts payable and accrued expenses	$1,481,436	$1,440,063	$41,373

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

As of September 30, 2014, the Company had a working capital deficit of $5,838,858 and cash of $43,641, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to September 30, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2014, The Company raised $1,856,376, net of transaction costs of $158,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	7/31/2014	5,057,834	Convertible Debetnures	$289,814

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	8/16/2014	25,000	$0.0900	8/16/2019
	9/3/2014	555,556	$0.0900	9/3/2019
	9/5/2014	555,556	$0.0900	9/5/2019
	9/12/2014	3,086,418	$0.0900	9/12/2019

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

As of November 12, 2014 there are 5% Original Issue Discount Unsecured Convertible Debentures with a face value of $1,624,211 held by 32 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of November 12, 2014, none of the Holders of these Debentures have elected to provide notice of default.

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

101*

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 12, 2014	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2014	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

