Form 10-K
period 2014-12-31
SPECTRASCIENCE INC
filed 2015-03-20
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-13092

SPECTRASCIENCE, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1448837
(State of incorporation)	(I.R.S Employer Identification No.)

11568-11 Sorrento Valley Road, San Diego, CA	92121
(Address of principal executive offices)	(Zip code)

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

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $9,466,000.

As of March 20, 2015 the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 194,355,277.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART IV
Item 15. Exhibits and Financial Statement Schedules	67

SIGNATURES	68

4

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

Product Research and Development

The Company invested significant capital in research and development for the fiscal years ended December 31, 2014 and 2013 as continued improvements were made to the WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $843,000 and $644,000 for the fiscal years ended December 31, 2014 and 2013, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2014.

Distribution and Sales

Our objective is to become a leader in the development and commercialization of advanced minimally-invasive diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2014, our sales and marketing efforts have been, and will continue to be focused on marketing the WavSTAT4 System in the colorectal diagnostic market. The WavSTAT4 represents a significant redesign and improvement over previous WavSTATs and the WavSTAT4 was completed and available to market in December 2011. We envision particular emphasis on selling the WavSTAT System in international markets and in June 2012 the Company entered into a distribution agreement with PENTAX Europe GmbH (“PENTAX”), for the sale of the WavSTAT in international markets.

During the fiscal year ended December 2013, the Company sold to PENTAX $240,000 of mobile consoles and disposable forceps. PENTAX continues to be a distributor on a non-exclusive basis. We are exploring other distribution channels to develop marketing programs and sell the WavSTAT in the EU. A precondition to broad sales adoption in the major markets of Europe is the completion of a series of marketing evaluations in each of these major markets conducted by key opinion leaders. These evaluations are required to obtain widespread adoption of the WavSTAT System in each European country. We are conducting these multi-national, multi-center studies in order to provide current clinical results and validate economic impact. These evaluations combine both the aspects of clinical efficacy as well as economic impact and are critical data points. During 2015 our focus will be on moving these evaluations to completion.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended December 31, 2014 and 2013 were as follows:

	2014	2013

Domestic sales	—%	—%

Foreign sales:
Europe	—	100.0
Total foreign sales	—	100.0

Total sales	—%	100.0%

Major Customer

During the two years ended December 31, 2014 and 2013, we had sales to the following customer which represented greater than 10% of our annual revenue:

	December 31,
	2014	2013

PENTAX	$—	$240,000

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

We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, if any, or what effect it might have on us. In particular, we are unable to yet predict the impact that health care reform legislation will have on our business. Reforms include (i) mandated basic health care benefits, (ii) controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, (iii) greater reliance on prospective payment systems, (iv) the creation of large insurance purchasing groups, and (v) fundamental changes to the health care delivery system. Management anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment mechanisms. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which reform proposals, if any, will be adopted, when they may be adopted or what impact they may have on us. Failure by hospitals and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Sources of Supply

SpectraScience manufactures the WavSTAT4 System at its facility in San Diego. The disposable WavSTAT optical biopsy forceps (one required for each patient) are outsourced to United States contract OEM manufacturers. The Company also performs certain final assembly processes of the WavSTAT forceps. All WavSTAT Systems previously used for pre-clinical testing, FDA compliant clinical trials, and cost effectiveness/outcome clinical studies were manufactured under a Quality System with Standard Operating Procedure controls. Management continues to utilize these quality control systems and adds to or modifies them as necessary. The Company is currently evaluating secondary procurement sources for its products.

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

 Patents

SpectraScience currently owns exclusive rights to a total of 34 issued U.S. utility patents, seven U.S. design patents and approximately 25 foreign counterpart patents. Our most recent patent grant was in August 2012 and we continue to apply for patents to expand and strengthen our intellectual property portfolio. Our U.S. patents are listed below:

U.S. Patent
Patent Name	Number
Optical Biopsy Forceps	5,762,613
System for Diagnosing Tissue with Guidewire	5,601,087
Method of Diagnosing Tissue with Guidewire	5,439,000
Guidewire Catheter and Apparatus for Diagnostic Imaging	5,383,467
Optical Biopsy Forceps System and Method of Diagnosing Tissue	6,066,102
Optical Biopsy Forceps	6,129,683
Optical Biopsy System and Methods for tissue Diagnosis	6,174,291
Optical Forceps System and Method of Diagnosing and Treating Tissue	6,394,964
Spectral Volume Microprobe Analysis of Materials	5,713,364
Spectral Volume Microprobe Arrays	6,104,945
Spectroscopic System Employing a Plurality of Data Types	6,385,484
Spectral Volume Microprobe Arrays	6,411,835
Systems and Methods for Optical Examination of Samples	6,411,838
Spectral Data Classification of Samples	6,421,553
Optical Methods and Systems for Rapid Screening of the Cervix	6,427,082
Substantially Monostatic, Substantially Confocal Optical Systems for Examination of Samples	6,760,613
Fluorescent Fiberoptic Probe for Tissue Health Discrimination and Method of Use Thereof	6,768,918
Method and Apparatus for Identifying Spectral Artifacts	6,818,903
Spectral Volume for Microprobe Arrays	6,826,422
System for Normalizing Spectra	6,839,661
Optical Probe Accessory Device for Use In-Vivo Diagnostic Procedures	6,847,490
Methods of Monitoring Effects of Chemical Agents on a Sample	6,902,935
Optimal Windows for Obtaining Optical Data for Characterization of Tissue Samples	6,933,154
Methods and Apparatus for Displaying Diagnostic Data	7,136,518
Colonic Polyp Discrimination by Tissue Florescence and Fiberoptic Probe	7,103,401
Optical Methods and Systems for Rapid Screening of the Cervix	7,127,282
Methods and Systems for Correcting Image Misalignment	7,187,810

Image Processing using Measures of Similarity	7,260,248
Methods and Apparatus for Processing Spectral Data for use in Tissue Characterization	7,282,723
Methods and apparatus for characterization of tissue samples	7,309,867
Fluorescent fiberoptic probe for tissue health discrimination	7,310,547
Methods and Systems for Correcting Image Misalignment	7,406,215
Methods and Apparatus for Calibrating Spectral Data	7,459,696
Unique Methods and Apparatus for Evaluation of Image Focus	7,469,160

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

Employees

As of March 20, 2015, SpectraScience has five full-time and four part-time employees and consultants, with five involved in manufacturing/engineering, one in sales and marketing and three in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $2,706,000 and $2,732,000, respectively, during the past two years of operations. As a result, at December 31, 2014 we had an accumulated deficit of approximately $45,864,000. We have incurred net losses from continuing operations of approximately $4,488,000 and $2,750,000 for the years ending December 31, 2014 and 2013, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2014, we had a working capital deficit of approximately $5,732,000. We had an operating cash flow deficit of approximately $2,442,000 for the year ended December 31, 2014 and an operating cash flow deficit of approximately $1,613,000 in 2013. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

We currently have a staff of nine employees and consultants, consisting of, among others, our Chief Executive Officer, Chief Financial Officer, Director of Sales and Marketing and Chief Engineer Director, as well as administrative employees. We will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

The FDA may require additional testing for safety and effectiveness;

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

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

Warning letters;

Civil penalties;

Criminal penalties;

Injunctions;

Product seizure or detention;

Product recalls; and

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

Unsatisfactory results of any clinical trial;

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

Failure to receive necessary regulatory approvals;

Existence of proprietary rights of third parties; and/or

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

In the case of patents, our existing patents may be invalidated, any patents that we currently or prospectively have applied for may not be granted, or any of these patents may not ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we currently have and intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We may not be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we may be required to defend litigation involving the patents or proprietary rights of others, or we may be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

Our patents comprise approximately 60% of our assets at December 31, 2014. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE.QB. The last reported bid price of the Common Stock on March 16, 2015 was $0.02.

The following table sets forth for the calendar period indicated; the quarterly closing prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2014 and 2013.

	Closing Price
	High	Low

Year Ended December, 2013
First Quarter	$0.08	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.04	$0.02
Year Ended December, 2014
First Quarter	$0.05	$0.02
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.03	$0.01

 On March 20, 2015 we had approximately 800 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2014 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	12/31/2014	20,654,189	Convertible Debt Conversion	$907,886

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	10/1/2014	555,556	$0.0900	10/1/2019
	10/17/2014	1,111,112	$0.0900	10/17/2019
	10/23/2014	3,086,442	$0.0900	10/23/2019
	10/24/2014	555,556	$0.0900	10/24/2019
	11/18/2014	50,000	$0.0900	11/18/2019
	11/22/2014	3,086,442	$0.0900	12/22/2019

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

Plan of Operation

During the year ended December 31, 2014, SpectraScience continued improvements made to the WavSTAT4 in 2013 under its distribution agreement with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa. All of the sales of approximately $240,000 for the year ended December 31, 2013 were to PENTAX.

Over the next 12 months, SpectraScience intends to:

Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4 ;

Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular China, Saudi Arabia and India;

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

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2015, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash balances of approximately $224,000 at December 31, 2014 and $237,000 at December 31, 2013. The approximate $13,000 decrease in cash for the year was a result of approximately $2,442,000 of cash used in operations and approximately $6,000 related to acquisitions of equipment offset by net proceeds from the sale of convertible debentures and debt of approximately $2,435,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

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

The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

The overall effect of global economic conditions, in particular the uncertainty within the economies of the European Union, on the ability of the Company to generate sales revenue.

Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2014 and December 31, 2013

	Year Ended December 31,		Favorable
	2014	2013	(Unfavorable)%

Revenue	$—	$240,000	$(240,000)	NM
Cost of revenue	(8,083)	125,395	133,478	106.4%
Gross profit	8,083	114,605	(106,522)	-92.9%

Operating expenses:
Research and development	924,367	644,076	(280,291)	-43.5%
General and administrative	1,414,615	1,934,482	519,867	26.9%
Sales and marketing	374,753	267,757	(106,996)	-40.0%
	2,713,735	2,846,315	132,580	4.7%

Loss from operations	(2,705,652)	(2,731,710)	26,058	-1.0%

Other income (expense)	(1,782,629)	(17,935)	(1,764,694)	NM

Net income (loss)	$(4,488,281)	$(2,749,645)	$(1,738,636)	63.2%

Revenues

                        There were no revenues for the year ended December 31, 2014 compared to $240,000 for the year ended December 31, 2013 when 8 units of the WaveSTAT4 Systems shipped associated with European clinical trials. We anticipate that revenue will increase on the conclusion of clinical trials and acceptance of our products.

                        Cost of Revenue

                        Cost of revenue for the year ended December 31, 2014 decreased $133,478 to a negative $8,083 as a result of several systems coming off of warranty. For the year ended December 31, 2013, cost of revenue was $125,395 when 8 units were sold associated with European clinical trials. We anticipate that cost of revenue will increase on the conclusion of clinical trials and acceptance of our products.

                        Research and Development Expenses

                        Research and development expenses increased by $280,291, 43.5%, to $924,367 for the year ended December 31, 2014 from $644,076 for the year ended December 31, 2013. This increase was primarily due to an increase in payroll expense of approximately $35,000 and an increase in clinical studies of approximately $196,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

                        General and Administrative Expenses

                        General and administrative expenses decreased by $519,867, 26.9%, to $1,414,615 for the year ended December 31, 2014 from $1,934,482 the year ended December 31, 2013. The primary reason for the decrease was a reduction in payroll costs of approximately $104,000, a reduction in legal and auditing expenses of approximately $113,000, a reduction in consulting expenses of approximately $199,000, a reduction in investor relations costs of approximately $70,000 and a reduction in depreciation and amortization expenses of approximately $55,000. We anticipate that general and administrative expenses will increase as we increase our selling activity in Europe.

                        Sales and Marketing Expenses

                        Sales and marketing expenses increased by $106,996, 40.0%, to $374,753 for the year ended December 31, 2014 from $267,757 for the year ended December 31, 2013. The primary reason for the increase was an increase in payroll costs of approximately $61,000 and an increase in travel related expenses of approximately $24,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

                        Other Expense

                        Other expense for the year ended December 31, 2014 was expense of $1,782,629 compared to expense of $17,935 for the year ended December 31, 2013. This change was due primarily to the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	December 31, 2014	December 31, 2013	(Decrease)
Working Capital

Current assets	$858,962	$801,109	$57,853
Current liabilities	6,591,087	4,881,597	1,709,490
Working capital deficit	$(5,732,125)	$(4,080,488)	$1,651,637

Long-term debt	$—	$—	$—

Stockholders' deficit	$(4,380,566)	$(2,551,231)	$1,829,335

	Year Ended December 31,		Increase
	2014	2013	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,441,793)	$(1,612,677)	$829,116
Investing activities	$(6,275)	$(4,178)	$2,097
Financing activities	$2,435,000	$1,763,260	$671,740

	As of December 31,		Increase
	2014	2013	(Decrease)
Balance Sheet Select Information

Cash	$223,529	$236,597	$(13,068)

Accounts receivable	$—	$60,000	$(60,000)

Inventory	$283,624	$247,433	$36,191

Accounts payable and accrued expenses	$1,509,148	$1,440,063	$69,085

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2015, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2014, the Company had a working capital deficit of $5,732,125 and cash of $223,529, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the six months ended December 31, 2013, the Company raised $1,156,576, net of transaction costs, under this agreement. For the year ended December 31, 2014, the Company raised approximately $2,400,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. These standards require us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $390,000 and $376,000 for the years ended December 31, 2014 and 2013, respectively.

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

Convertible Debentures and Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 470, Debt, or ASC 470 which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the contingent beneficial conversion option, holders’ warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 of the enclosed financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 815 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

RECENT ACCOUNTING PRONOUNCEMENTS: None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2014 and 2013 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc., and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraScience, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 20, 2015

SpectraScience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$223,529	$236,597
Accounts receivable, net	—	60,000
Inventory	283,624	247,433
Deferred debt issuance costs	107,636	82,227
Prepaid expenses and other current assets	244,173	174,852
Total current assets	858,962	801,109

Fixed assets, net	3,665	15,917
Patents, net	1,347,894	1,513,340
	$2,210,521	$2,330,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$836,136	$1,009,018
Note payable to an affiliate	—	30,000
Note payable	100,000	—
Convertible debt, net of discounts of $576,502 as of December 31, 2014 and $644,518 as of December 31, 2013	3,920,100	2,307,111
Derivative liability	1,061,839	1,104,423
Accrued Expenses	673,012	431,045
Total current liabilities	6,591,087	4,881,597

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of December 31, 2014 and December 31, 2013; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of December 31, 2014 and December 31, 2013	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of December 31, 2014 and December 31, 2013; liquidation value of $100,000 as of December 31, 2014 and December 31, 2013	5,000	5,000
Common stock, $.01 par value; 746,915,000 shares authorized; 194,355,277 and 166,712,054 shares issued and outstanding as of December 31, 2014 and December 31, 2013	1,943,553	1,667,120
Additional paid in capital	39,509,115	37,126,602
Accumulated deficit	(45,864,084)	(41,375,803)
Total stockholders' deficit	(4,380,566)	(2,551,231)
	$2,210,521	$2,330,366

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,
	2014	2013

Revenue	$—	$240,000
Cost of revenue	(8,083)	125,395
Gross profit	8,083	114,605

Operating expenses:
Research and development	924,367	644,076
General and administrative	1,414,615	1,934,482
Sales and marketing	374,753	267,757
	2,713,735	2,846,315

Loss from operations	(2,705,652)	(2,731,710)

Other income (expense)
Interest expense	(499,797)	(295,111)
Change in fair value of derivative and warrant liabilities	(154,898)	2,060,749
Amortization of derivative and warrant liabilities discount	(1,127,143)	(1,304,867)
Amortization of deferred debt issuance costs and original issue discount	(281,118)	(694,939)
Gain on extinguishment of debt	302,510	225,830
Other expense, net	(22,183)	(9,597)
	(1,782,629)	(17,935)

Net loss	$(4,488,281)	$(2,749,645)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding	170,237,633	160,015,532

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

 SpectraScience, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Deficit
For Years Ended December 31, 2014 and 2013

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2013	2,585,000	$25,850	1,000,000	$10,000	152,229,665	$1,522,297	$35,491,603	$(38,626,158)	$(1,576,408)

Non cash issuance of stock options	—	—	—	—	—	—	360,213	—	360,213
Common stock issued for cash and prepaid expenses	—	—	—	—	500,000	5,000	20,000	—	25,000
Common stock issued for services	—	—	—	—	4,300,000	43,000	213,500	—	256,500
Conversion of convertible debt	—	—	—	—	9,182,389	91,823	323,035	—	414,858
Conversion of Series C Convertible Preferred	—	—	(500,000)	(5,000)	500,000	5,000	—	—	—
Warrant valuation on issuance of convertible debt	—	—	—	—	—	—	718,251	—	718,251
Net loss	—	—	—	—	—	—	—	(2,749,645)	(2,749,645)

Balance December 31, 2013	2,585,000	25,850	500,000	5,000	166,712,054	1,667,120	37,126,602	(41,375,803)	(2,551,231)

Non cash issuance of stock options	—	—	—	—	—	—	389,936	—	389,936
Common stock issued for cash on option exercise	—	—	—	—	931,200	9,312	9,312	—	18,624
Common stock issued for debt offering costs	—	—	—	—	1,000,000	10,000	40,000	—	50,000
Conversion of convertible debt	—	—	—	—	25,712,023	257,121	903,657	—	1,160,778
Warrant valuation on issuance of convertible debt	—	—	—	—	—	—	1,027,583	—	1,027,583
Warrant valuation on issuance of short term debt	—	—	—	—	—	—	1,659	—	1,659
Non cash issuance of warrant for consulting services	—	—	—	—	—	—	10,366	—	10,366
Net loss	—	—	—	—	—	—	—	(4,488,281)	(4,488,281)

Balance December 31, 2014	2,585,000	$25,850	500,000	$5,000	194,355,277	$1,943,553	$39,509,115	$(45,864,084)	$(4,380,566)

See accompanying report of independent registered public accounting firm, summary of accountingpolicies and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	December 31,
	2014	2013
Operating activities:
Net loss	$(4,488,281)	$(2,749,645)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of uncollectable accounts receivable	—	(78,624)
Amortization and depreciation	183,973	239,300
Non-cash issuance of stock options	389,936	360,213
Non-cash interest on issuance of warrants	12,025	—
Amortization of derivative and warrant liabilities discount	1,127,143	1,304,867
Amortization of deferred debt issuance costs and original issue discount	281,118	694,939
Change in fair value of derivative and warrant liabilities	154,898	(2,060,749)
Gain on extinguishment of debt	(302,510)	(225,830)
Fair market value of common stock issued for services	—	256,500
Changes in assets and liabilities:
Accounts receivable	60,000	18,624
Inventories	(36,191)	(45,356)
Prepaid expense and other assets	(69,321)	31,803
Accounts payable	(172,882)	138,705
Accrued expenses	418,299	502,576
Net cash used in operating activities	(2,441,793)	(1,612,677)

Investing activities:
Purchases of fixed assets	(6,275)	(4,178)
Net cash used in investing activities	(6,275)	(4,178)

Financing activities:
Proceeds from issuance of convertible notes payable	2,506,376	2,122,000
Proceeds from issuance of note payable	100,000	—
Proceeds from issuance of note payable to affiliate	—	45,000
Payments against note payable to affiliate	(30,000)	(15,000)
Proceeds from issuance of common stock for cash	—	9,375
Proceeds from exercise of stock options	18,624	—
Debt issuance costs	(160,000)	(398,115)
Net cash provided by financing activities	2,435,000	1,763,260

Net increase (decrease) in cash	(13,068)	146,405

Cash, beginning of year	236,597	90,192

Cash, end of year	$223,529	$236,597

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$12,237
Income taxes	$—	$—
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$1,089,474	$473,684
Conversion of interest due on convertible notes to common stock	$176,334	$59,366
Exchange of interest due on convertible notes to new notes	$—	$62,155
Conversion of preferred stock to common stock	$—	$5,000

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Description of Business

SpectraScience, Inc. was incorporated in the State of Minnesota on May 4, 1983 as GV Medical, Inc. In October 1992, GV Medical discontinued its prior business, refocused its development efforts and changed its name to SpectraScience, Inc. The “Company,” hereinafter, refers to SpectraScience, Inc. and its wholly owned subsidiaries Luma Imaging Corp., SpectraScience International, Inc. and SpectraScience (UK) Ltd. From 1996, the Company primarily focused on developing the WavSTAT Optical Biopsy System (the “WavSTAT System”).

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

On November 6, 2007, the Company acquired the assets of Luma Imaging Corporation (“LUMA”) in an equity transaction accounted for as an acquisition of assets and now operates LUMA as a wholly-owned subsidiary of the Company. LUMA had acquired the assets from a predecessor company that had developed, and received FDA approval for, a minimally-invasive diagnostic imaging system that can detect cervical cancer precursors and which utilizes an underlying technology that is similar to that of the WavSTAT System. The addition of the LUMA technology to the Company’s existing WavSTAT System technology provides the Company with a broad suite of fluorescence-based intellectual property and know-how. During the fiscal year ended December 31, 2010, the Company wrote off the remaining fair value of the LUMA inventory in order to focus on the continued development and marketing of the WavSTAT System. The Company retained the intellectual property of LUMA for use in the development of future generations of the WavSTAT System. The intellectual property consisted of a total of 34 issued U.S. Patents and 28 additional patent applications.

Note 2: Going Concern

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2015, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2014, the Company had a working capital deficit of $5,732,125 and cash of $223,529, compared to a working capital deficit of $4,080,488 and cash of $236,597 as of December 31, 2013. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. During the six months ended June 30, 2013, the Company raised $692,560, net of transaction costs of $169,440, under this agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. During the six months ended December 31, 2013, the Company raised $1,156,576, net of transaction costs of $103,424, under this agreement.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2014, the Company raised approximately $2,400,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of December 31, 2014, Convertible Debentures with a face value of $1,862,160 held by 35 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Note 3: Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiaries Luma Imaging Corp., SpectraScience International, Inc. and SpectraScience (UK) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements in order for them to conform to the 2014 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

During the year ended December 31, 2014, the Company concentrated on clinical trials in Europe to validate the accuracy and cost effectiveness of the WavSTAT system. In anticipation of purchase orders on the completion of the trials, the Company purchased inventory for approximately 30 consoles which will be used to fulfill initial orders expected from the United Kingdom and Germany.

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

Convertible Debentures/Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 470, Debt, or ASC 470, which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the contingent beneficial conversion option, holders’ warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 to the financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 815 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

 Research and Development

 Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2014 and 2013, research and development costs were approximately $924,000 and $644,000, respectively.

Fair Value of Financial Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2014 and prior. Based on evaluation of the 2014 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2014 and 2013, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014 or 2013, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2014 or 2013.

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

Note 4: Accounts Receivables

Accounts receivables are carried at the expected realizable value and consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Accounts receivable - trade	$—	$60,000
Allowance for doubtful accounts	—	—

Accounts receivable, net	$—	$60,000

During the year ended December 31, 2013, we had one significant customer who accounted for 100% of sales.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2013, we had one significant customer who accounted for 100% of our accounts receivable.

Note 5: Inventory

Inventory is carried at the lower of average cost or market and consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Raw materials	$238,441	$201,098
Finished goods	45,183	46,335
	283,624	247,433
Reserve for obsolescence	—	—
	$283,624	$247,433

Note 6: Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2014 and 2013:

	December 31,
	2014	2013

Computers and office fixtures	$50,342	$47,817
Machinery and equipment	428,650	424,900
	478,992	472,717

Less accumulated depreciation	475,327	456,800

	$3,665	$15,917

Depreciation expense for the years ended December 31, 2014 and 2013 was $18,527 and $73,853, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 7: Patents

The following is a summary of patents less accumulated amortization at December 31, 2014 and 2013:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2014	2013

Patents	$2,980,033	$2,980,033

Less accumulated amortization	1,632,139	1,466,693

	$1,347,894	$1,513,340

Amortization expense associated with patents for the years ended December 31, 2014 and 2013 was $165,446 and $165,447, respectively. The estimated future amortization expense related to patents as of December 31, 2014 is as follows:

Year Ended December 31.	Amount

2015	$162,422
2016	160,948
2017	159,347
2018	148,649
2019	135,775
Thereafter	580,753
Total	$1,347,894

Note 8: Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note are a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note is to be increased to $115,000 and interest will accrue at 20% from February 18, 2015 until paid. The imputed annual rate of interest was calculated to be 59.5%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest.

Note Payable to an Affiliate

In September 2013, the Company issued a nine month unsecured note with a face value of $45,000 and 500,000 restricted shares of common stock to an affiliate of the Company in exchange for $54,325 in cash. The imputed annual rate of interest was calculated to be 18.4% and was repaid in nine equal monthly installments of $5,000. At December 31, 2014, the note had been paid in full. Of the 500,000 shares issued, 312,500 shares were issued for prepaid expenses in an amount of $15,625 which was amortized as interest expense over the life of the note and 187,500 shares were issued for cash in an amount of $9,375.

Convertible Debt

 SpectraScience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.045 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.0745 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. During the year ended December 31, 2013, Debentures with accumulated principal of $564,213 and accrued interest of $62,155 were exchanged for Debentures with accumulated principal of $626,368. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

As of December 31, 2014 and 2013, the balances of the Debentures are as follows:

	December 31,
	2014	2013

Balance at beginning of period	$2,951,629	$1,129,473
Issuance of debentures for cash	2,506,376	2,122,000
Original issue discount	128,071	111,685
Debentures surrendered in exchange transactions	—	(564,213)
Debentures issued in exchange transactions	—	626,368
Debentures converted to common stock	(1,089,474)	(473,684)
Convertible debt	4,496,602	2,951,629
Less unamortized costs of financing	576,502	644,518
Convertible debt, net of unamortized costs	$3,920,100	$2,307,111

Convertible debt in default	$1,862,160	$1,324,212

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2014 and 2013, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2013	$1,730,044	$605,516	$2,335,560
Liability on issuance of debt and warrants	762,111	929,156	1,691,267
Change in fair value at year end	(1,688,671)	(1,126,094)	(2,814,765)
Elimination of liability on conversion	—	(107,639)	(107,639)
Balance at December 31, 2013	803,484	300,939	1,104,423

Change in fair value at period end	(38,526)	(4,058)	(42,584)
Balance at December 31, 2014	$764,958	$296,881	$1,061,839

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the years ended December 31, 2014 and 2013, $1,027,583 and $718,251 were recorded as additional paid-in capital related to the initial valuation of debt discounts and warrants associated with new debentures entered into subsequent to March 3l, 2013.

Note 9: Income Taxes

The significant components of deferred tax assets as of December 31, 2014 and 2013 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2014	2013

Excess of financial accounting over tax depreciation	$31,000	$54,000
State income tax benefits	2,093,000	2,166,000
Net operating loss carryforward	12,686,000	12,181,000
Allowance for obsolete inventory	—	—
Allowance for bad debts, returns and discounts	—	—
Warranty expense	5,000	12,000
Derivative liability expense	1,550,000	878,000
Research and development credit carryforwards	607,000	538,000
Patent amortization	(537,000)	(603,000)
Vacation accrual	10,000	3,000
Other	—	(356,000)
Valuation reserve	(16,445,000)	(14,873,000)
Net deferred tax asset	$—	$—

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	December 31,
	2014	2013

Federal income tax benefit computed at the Federal statutory rate	$(1,788,000)	$(1,055,900)
State income tax expense benefit net of Federal benefit	31,000	(273,700)
Federal net operating loss carry-forward	(766,000)	564,000
Tax valuation allowance	1,572,000	308,100
Permanent differences	37,000	56,000
Research and development credit	(69,000)	(51,400)
Other	983,000	452,900
Income tax benefit	$—	$—

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of federal income tax benefit from continuing operations consisted of the following for the year ended:

	December 31,
	2014	2013

Current income tax expense (benefit):
Federal	$—	$—
State	—	—

Net current tax expense (benefit)	$—	$—

Deferred tax expense (benefit) resulted from:
Difference between financial and tax depreciation	$14,000	$6,000
State income tax benefits	31,000	(21,100)
Net operating (loss) income	(766,000)	(564,000)
Research and development credits	(69,000)	(21,000)
Allowance for obsolete inventory	—	(13,000)
Amortization of patents	(66,000)	66,000
Derivative liability recognition	(623,000)	191,000
Vacation accrual	(7,000)	17,000
Warranty expense	7,000	—
Allowance for bad debts, returns and discounts	—	31,000
Other	(93,000)	—
Valuation reserve	1,572,000	308,100

Net deferred tax benefit	$—	$—

	$—	$—

 At December 31, 2014, the Company had federal net operating loss carry-forwards of approximately $37,300,000 that expire from 2018 through 2034.  In addition, the Company had research and development tax credits of approximately $544,000 that expire from 2018 through 2034. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carry-forwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 10: Lease Obligations

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments ranging from $4,826 in 2014 to $5,432 in 2018 plus an additional shared estimated facility cost of approximately $1,500 per month. Lease expense for the years ended December 31, 2014 and 2013 amounted to $77,770 and $73,843, respectively. The following is a schedule of minimum annual rental payments for the next five years:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ending December 31,

2015	$59,649
2016	61,439
2017	63,282
2018	21,727
Thereafter	—

Total minimum lease payments	$206,097

Note 11: Equity Transactions

Series B Convertible Preferred Stock

There are authorized and outstanding 2,585,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B is convertible at $0.20 per common share and carries a liquidation preference of a like amount. At December 31, 2014 and 2013, the Series B had accumulated and unpaid dividends of $106,931.

Series C Convertible Preferred Stock

There were authorized and outstanding at December 31, 2014, 500,000 shares of Series C Convertible Preferred Stock (“Series C”). In April 2013, 500,000 shares of the Series C was converted into 500,000 shares of common stock. The remaining 500,000 shares of Series C outstanding at December 31, 2014 carries a liquidation preference of a like amount.

Common Stock

In February 2014, an affiliate of the Company exercised a stock option with an exercise price of $0.02 per share for 931,200 shares of common stock.

In March 2014, the Company issued 310,000 shares of restricted common stock to one vendor for services. The fair value of these shares was determined to be $15,500. In June 2014, the Company issued 690,000 shares of restricted common stock to one vendor for services. The fair value of these shares was determined to be $34,500.

During the year ended December 31, 2014, holders of Convertible Debentures with a face value of $1,089,474 converted their debentures into 22,315,196 shares of restricted common stock. In addition, associated with these debentures, the Company paid $176,332 in accrued interest by issuing 3,396,827 shares of restricted common stock.

In January 2013, the Company issued 3,000,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $192,000. In June

2013, the Company issued 1,000,000 shares of restricted common stock to one vendor for services. The fair value of the vested portion of these shares was determined to be $52,500. In November 2013, the Company issued 300,000 shares of restricted common stock to two vendors for services. The fair value of the vested portion of these shares was determined to be $12,000.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Convertible Debentures

During 2014, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $2,634,447 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.045, together with five-year warrants to purchase approximately 29,271,670 common shares at an exercise price equal to $0.09 per share.

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

Stock Options

As of December 31, 2014, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”) which has been approved by our shareholders in August 2014. The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2014, the Company had outstanding options to purchase up to 34,293,800 shares of common stock under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 17.6% of the Company’s outstanding shares (14,526,142 of which were exercisable). Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the years ended December 31, 2014 and 2013:

 SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2014	2013

Expected term of options	5 years	None
Exercise price	$0.02	None
Expected volatility	187%	None
Expected dividends	None	None
Risk-free interest rate	1.64%	None
Forfeitures	None	None

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

A summary of the status of the options granted under the Company’s 2011 EIP at December 31, 2014 and 2013, and changes during the years then ended is presented below:

		Outstanding Options
	Options
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Terms in Years

Outstanding, December 31, 2012	19,491,667	$0.18		8.20
Granted	—	—
Cancelled	(4,416,667)	$0.33
Exercised	—	—
Outstanding, December 31, 2013	15,075,000	$0.14		6.94
Granted	35,550,000	$0.02	$0.02
Exchanged	(14,225,000)	$0.14
Cancelled	(1,175,000)	$0.08
Exercised	(931,200)	$0.02
Outstanding, December 31, 2014	34,293,800	$0.02		8.99

Exercisable, December 31, 2013	10,510,313	$0.15		6.45
Exercisable, December 31, 2014	14,526,142	$0.02		8.95

There was no intrinsic value of the options outstanding under the EIP at December 31, 2014 and 2013.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the options outstanding under the EIP at December 31, 2014, is presented in the table below:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Options

$0.02	33,868,800	9.03	$0.02	14,142,809	$0.02
$0.06	200,000	6.85	$0.06	158,333	$0.06
$0.15	200,000	5.96	$0.15	200,000	$0.15
$0.90	25,000	0.28	$0.90	25,000	$0.90
	34,293,800	8.99	$0.02	14,526,142	$0.02

There was one stock option exercised for 931,200 common shares during the year ended December 31, 2014 and none exercised during the year ended December 31, 2013. At December 31, 2014, total unrecognized estimated employee and director compensation cost related to stock options granted is $497,711, which is expected to be recognized over the next three to four years.

Warrants

During the year ended December 31, 2014, in conjunction with the sale of Convertible Debentures and Notes, the Company issued five-year common stock purchase warrants with an exercise price of $0.09 per share to acquire 29,346,670 shares to holders of the Debentures and 1,111,111 similar warrants as compensation to Agents.

During the year ended December 31, 2013, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 22,629,000 shares to holders of the Debentures and 2,880,000 similar warrants as compensation to Agents. Of these warrants, approximately 10,385,000 have an exercise price of $0.0745 per share and approximately 15,124,000 have an exercise price of $0.1287 per share.

A summary of the status of the warrants granted under various agreements at December 31, 2014 and 2013, and changes during the years then ended is presented below:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, December 31, 2012	59,066,992	$0.18

Granted	25,509,506	$0.08	$0.05
Expired on exchange to new warrant	(4,024,286)	$0.11
Issued on exchange to new warrant	7,377,582	$0.09
Exercised	—
Outstanding, December 31, 2013	87,929,794	$0.15

Granted	30,457,781	$0.09	$0.03
Expired	(14,957,500)	$0.31
Exercised	—
	103,430,075	$0.11
Outstanding, December 31, 2014

Exercisable, December 31, 2013	87,929,794	$0.15
Exercisable, December 31, 2014	103,430,075	$0.11

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants outstanding at December 31, 2014 are presented in the table below:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Warrants

$0.0745	39,333,936	2.52	$0.07	39,333,936	$0.07
$0.08-0.09	50,413,846	4.18	$0.09	50,413,846	$0.09
$0.1287	4,222,599	2.95	$0.13	4,222,599	$0.13
$0.30-0.35	9,459,694	0.44	$0.31	9,459,694	$0.31
	103,430,075	3.16	$0.11	103,430,075	$0.11

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2014:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$—	$—	$296,881	$296,881
Warrant liability	—	—	764,958	764,958
Total	$—	$—	$1,061,839	$1,061,839

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$—	$—	$300,939	$300,939
Warrant liability	—	—	803,484	803,484
Total	$—	$—	$1,104,423	$1,104,423

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2012	$1,730,044	605,516	2,335,560

Liability on issuance of debt and warrants	762,111	929,156	1,691,267

Elimination of liability on conversion	—	(107,639)	(107,639)

Change in estimated fair value (1)	(1,688,671)	(1,126,094)	(2,814,765)

Balance December 31, 2013	803,484	300,939	1,104,423

Change in estimated fair value (1)	(38,526)	(4,058)	(42,584)

Balance December 31, 2014	$764,958	$296,881	$1,061,839

(1) Included in the Statement of Operations on the line “Change in fair value of derivative liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the year ended December 31, 2014:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	12/31/2014		12/31/2013
	Derivative Liability	Warrant Liability	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years	6 months - 1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	232% to 242%	189% to 199%	70% - 244%	175% - 186%
Expected dividends	None	None	None	None
Risk-free interest rate	0.10% to 0.25%	1.62% to 1.78%	.04% - .14%	.77% - 1.75%
Forfeitures	None	None	None	None

In computing the fair value of the derivative and warrant liability at December 31, 2014 for instruments under the Binomial Lattice option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.036 and an 11% to 45% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants. At December 31, 2013, in computing the fair value of the derivative and warrant liability for instruments under the Binomial Lattice option-pricing model, management assumed a 40% probability of a down round financing event at various assumed stock prices.

Note 13: Loss Per Share

Basic and diluted loss per share are the same for the fiscal years ended December 31, 2014 and 2013, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013

Preferred Stock	3,085,000	3,085,000
Convertible debentures	92,264,257	56,036,190
Options	34,293,800	15,075,000
Warrants	103,430,075	87,929,794
Total	233,073,132	162,125,984

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended
	December 31,
	2014	2013

Numerator:
Net loss for basic earnings per share	$(4,488,281)	$(2,749,645)

Net loss for diluted earnings per share	$(4,488,281)	$(2,749,645)

Denominator:
Weighted average basic shares outstanding	170,237,633	160,015,532

Denominator for diluted earnings per share-adjusted weighted average shares	170,237,633	160,015,532

Loss per share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Note 14: Subsequent Events

Convertible Debentures and Warrants

From January 2015 through March 2015, the Company sold $277,778 of an Unsecured Convertible Debenture (the “Debenture”) to an accredited investor for aggregate consideration of $250,000. The Debenture matures in twelve months, carries a fixed conversion price of $.045, an annual interest rate of 10% and is convertible into 6,172,844 shares of common stock at maturity. The Company received net cash proceeds of approximately $230,000 after payment of fees and expenses of $20,000. In addition, the Company issued the holder of the Debenture a detachable five-year warrant to purchase 3,086,420 additional shares of common at an exercise price of $0.090 per share.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework within the Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 has not been attested to by HJ Associates & Consultants LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	66	2011/2010
Lowell W. Giffhorn, Chief Financial Officer and Secretary	68	2013
Mark McWilliams, Chairman of the Board	58	2004
Sheldon L. Miller, Director	78	2010
Stanley Pappelbaum, M.D., Director	77	2006
Chester E. Sievert, Director	63	2004
F. Duwaine Townsen, Director	81	2009
Rand Mulford	71	2014

Michael P. Oliver, President and Chief Executive Officer, Director, joined SpectraScience as President and Chief Executive Officer in November 2010, and was elected a director in 2011. Prior to joining the Company and since 2007, Mr. Oliver was Executive Vice President for Worldwide Marketing and Business Development for Silicon Border Development, a privately-owned developer of industrial properties for high technology companies. From 2004 to 2007, Mr. Oliver was a Senior Vice President at Thomas Group, a consultancy that specialized in operational improvement. From 1998 to 2003, Mr. Oliver was engaged as in a business development role with PricewaterhouseCoopers working with medical device and technology companies. From 1990 to 1998 Mr. Oliver was a member of four separate management teams that took struggling medical device companies, increased their revenues and profitability and sold them to strategic buyers. In those companies he served in the capacity of head of sales and marketing and, in two cases, had major operational responsibilities as well. He began his career with American Hospital Supply Corporation serving in a variety of sales, marketing and general management positions. Mr. Oliver received his MSA from George Washington University and his BS from the United States Naval Academy. The Board believes that Mr. Oliver’s experience in the medical device and technology industries, as well as his success in increasing revenues for medical device companies, make Mr. Oliver a valuable resource for the Board.

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

Rand Mulford, Director.  Mr. Mulford has for the past five years successfully completed a variety of projects including managing M&A transactions, developing strategy for companies in therapeutic antibodies, cell-based therapy for eye diseases, prescription drug distribution, and developing a potential cure for AIDS. Previously, Mr. Mulford had joined with two other partners to found a specialty pharmaceutical company. Before that, he was E.V.P for Strategy with Chatham Capital and Forest Health Services, a for-profit chain of hospitals. For two years, Mr. Mulford worked with a venture capital firm working directly with four portfolio companies. His corporate experience includes: Group V.P. of planning and control for a petrochemical company; head of corporate planning at Merck; C.F.O. of a human tissue company; C.O.O. of a drug discovery company and president of its subsidiary, a research chemical company; C.O.O. of a diagnostics company; Chairman of the Board of a medical device company; and head of the corporate development at a bio-pharmaceutical company. Mr. Mulford started his business career with the consulting firm of McKinsey & Co. During an eight-year period, he served about twenty clients working on a variety of issues primarily related to strategy and organization. Rand obtained a bachelor’s degree in engineering with honors from Princeton University in 1965. For the next five years he served as a naval officer in the nuclear submarine program. Subsequently, he earned an M.B.A. with high distinction at Harvard Business School.  Mr. Mulford brings his past financial and operational expertise to the Board of Directors.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to Insiders were complied with.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of four non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams, Rand Mulford and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2014

     The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers who were “Named Executive Officers” during the years ended December 31, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael P. Oliver (1)	2014	$241,667	$—	$239,014	$—	$480,681
President, CEO and Director	2013	$197,000	$—	$—	$—	$197,000
	2012	$225,000	$—	$211,779	$—	$436,779

Lowell W. Giffhorn (2)	2014	$90,000	$—	$89,630	$—	$179,630
CFO and Secretary

(1)

 Mr. Oliver was appointed President and CEO on November 29, 2010. In January 2014, we entered into an employment agreement with Mr. Oliver. Per the terms of the agreement, Mr. Oliver’s base salary was $225,000 per year until the company accumulated at least $2,000,000 of equity financing in one transaction or $3,000,000 in the aggregate at which time his base salary was increased to $325,000 per year. He will be entitled to an annual bonus of up to 50% of his base salary based on performance criteria to be determined by the Board of Directors. He shall be entitled to 12 month’s severance pay if terminated for reasons other than cause, as defined in the agreement, and an additional 12 month’s severance if a change in control action, as defined in the agreement, takes place.

(2)	Mr. Giffhorn’s employment with the Company started in September 2013. Mr. Giffhorn devotes approximately 50% of his time to the Company’s affairs.

(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. There was no nonqualified deferred compensation in fiscal year 2014 to officers of the Company.

Outstanding Equity Awards at Fiscal Year End. The following table describes the outstanding stock option grants to named executive officers at year end. There are no Stock Awards issued or outstanding.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Michael P. Oliver (1)	4,754,167	7,245,833	$0.02	1/10/2024
President, CEO and
Director

Lowell W. Giffhorn (2)	1,500,000	3,000,000	$0.02	1/10/2024
CFO and Secretary

(1)	Option vests over four years, with 2,600,000 vesting on grant and 195,833 vesting per month for 48 months.
(2)	Option vests over four years, with 1,500,000 vesting on grant and 62,500 vesting per month for 48 months subject to Mr. Giffhorn accepting full-time employment with the Company.

Compensation of Directors.

The Company does not pay directors for Board of Directors’ meetings or committee meetings attended, but reimburses each such director for reasonable travel and out-of-pocket expenses for attendance at these meetings. Each sitting director is awarded annually a stock option to purchase a number of shares of common stock at an exercise price equal to market price on the date of grant. The number of shares to be granted is determined by the Board of Directors on a recommendation by the Compensation Committee.

The options granted to employee and non-employee directors under the EIP expire ten years from the date of grant (subject to earlier termination in the event of death or termination), are not transferable (except by will or the laws of descent and distribution).

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2014:

DIRECTOR COMPENSATION FOR 2014

	Fees
	Earned
	or
	Paid In	Option
	Cash	Awards	Total
Name	($)	($)	($)

Mark McWilliams	$—	$25,893	$25,893
Sheldon L. Miller	$—	$17,926	$17,926
Stanley Pappelbaum, M.D.	$—	$25,893	$25,893
Chester E. Sievert	$—	$25,893	$25,893
F. Duwaine Townsen	$—	$17,926	$17,926
Rand Mulford	$—	$—	$—

The option awards amount represent the value of the current year amortization of stock options issued in prior years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2014 information on our equity compensation plans in effect as of that date:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensaton plans (excluding securities reflected in column (a)) (c)

Equity compensation
plans approved by
security holders	34,293,800	$0.02	706,200

Equity compensation
plans not approved
by security holders	—		—

Total	34,293,800	$0.02	706,200

EQUITY COMPENSATION PLAN INFORMATION

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”) it was approved by the shareholders in August 2014. The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2014, the amount reserved under the EIP is 35,000,000 shares of common stock with stock option grants for 34,293,800 common shares outstanding and 706,200 shares of common stock available for future stock option grants.

OWNERSHIP OF COMMON STOCK

The following table shows as of March 20, 2015, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 20, 2015. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 194,355,277 shares of Common Stock outstanding as of March 20, 2015, plus for each individual, any securities that individual has the right to acquire within 60 days of March 20, 2015.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)	Ownership

Sheldon L. Miller (2)(10)	5,362,363	2.7%
Michael P. Oliver (3)(11)(10)	5,782,332	2.9%
Stanley Pappelbaum M.D. (4)(10)	1,004,733	*
Mark McWilliams (5)(10)	1,490,966	*
Chester E. Sievert (6)(10)	1,156,388	*
F. Duwaine Townsen (7)(10)	654,165	*
Lowell W. Giffhorn (8) (11)	1,500,000	*
Rand Mulford (10)	—	*

All officers and directors as a group (9) (7 persons)	16,950,947	8.2%

**	Less than 1%

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

(2)	Includes 643,058 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015. Also includes warrants to purchase 985,000 shares of Common Stock.

(3)	Includes 5,733,332 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015.

(4)	Includes 954,733 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015.

(5)	Includes 123,736 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015. Also includes warrants to purchase 273,808 shares of Common Stock.

(6)	Includes 1,051,388 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015.

(7)	Includes 654,165 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015.

(8)	Includes 1,500,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015.

(9)	Includes 10,660,412 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 20, 2015. Also includes warrants to purchase 1,258,808 shares of Common Stock.

(10)	Director

(11)	Executive Officer

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

Director Independence

Although the Company is not listed on a national securities exchange, the Company has chosen to evaluate independence based upon the NASDAQ listed company rules. The Company has determined that Messrs. McWilliams, Miller, Pappelbaum, Sievert, Mulford and Townsen are independent under NASDAQ Rule 5605(a)(2). Mr. Oliver is not independent under NASDAQ Rule 5605(a)(2) because he has an employment relationship with the Company. Other than Mr. Oliver, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of management’s knowledge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. All audit-related fees were approved by our Audit Committee in fiscal 2014.

Independent Public Accountants’ Fees.   During 2014, we changed our independent public accounting firm to HJ Associates & Consultants, LLP who audited our consolidated financial statements for the year ended December 31, 2014 and 2013. The firm of McGladrey LLP, independent public accountants, reviewed our consolidated financial statements for the quarter ended March 31, 2013.

The following table presents fees for professional services rendered for the two most recent fiscal years.

	HJ Associates & Consultants LLP		McGladrey LLP
Fee category	2014	2013	2013

Audit fees	$64,000	54,000	$39,000

Audit-related fees	$—	—	$—

Tax fees	$2,250	—	$—

All other fees	$—	—	$—

Total fees	$66,250	54,000	$39,000

(1)

Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.

(2)

Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal years ended December 31, 2014 and 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity from December 31, 2012 to December 31, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

SpectraScience, Inc. (Registrant)

Date: March 20, 2015	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: March 20, 2015
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Lowell W. Giffhorn
Lowell W. Giffhorn	Date: March 20, 2015
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 20, 2015
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 20, 2015
Director

/s/ Chester E. Sievert
Chester E. Sievert	Date: March 20, 2015
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: March 20, 2015
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: March 20, 2015
Director

/s/ Rand Mulford
Rand Mulford Director	Date: March 20, 2015

SPECTRASCIENCE, INC.

EXHIBIT INDEX

FORM 10-K FOR FISCAL YEAR 2014

Exhibit No.	Description

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

10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004 and to Registration Statement on Form S-8 dated September 9, 2005)

10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)
10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.6*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.7*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2012)
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

10.13	Form of Warrant for each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.3 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.14*	Employment Agreement of Michael P. Oliver dated January 1, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K filed on June 27, 2014)
21+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, SpectraScience International, Inc., a Minnesota corporation, and SpectraScience (UK) Ltd., a foreign Entity
23.1+	Consent of Independent Registered Public Accounting Firm- HJ Associates & Consultants LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

+ Filed herewith.

* Denotes management compensatory plan or contract.

