Form 10-Q
period 2015-03-31
SPECTRASCIENCE INC
filed 2015-05-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 14, 2015 was 196,834,654.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

PART I	FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$69,955	$223,529
Inventory	283,883	283,624
Deferred debt issuance costs	78,609	107,636
Prepaid expenses and other current assets	228,876	244,173
Total current assets	661,323	858,962

Fixed assets, net	2,828	3,665
Patents, net	1,307,288	1,347,894
	$1,971,439	$2,210,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$850,267	$836,136
Note payable	115,000	100,000
Convertible debt, net of discounts of $387,508 as of March 31, 2015 and $576,502 as of December 31, 2014	4,447,674	3,920,100
Derivative liability	1,690,188	1,061,839
Accrued expenses	709,563	673,012
Total current liabilities	7,812,692	6,591,087

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of March 31, 2015 and December 31, 2014	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014; liquidation value of $100,000 as of March 31, 2015 and December 31, 2014	5,000	5,000
Common stock, $.01 par value; 746,915,000 shares authorized; 196,834,654 and 194,355,277 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1,968,347	1,943,553
Additional paid in capital	39,733,324	39,509,115
Accumulated deficit	(47,573,774)	(45,864,084)
Total stockholders' deficit	(5,841,253)	(4,380,566)
	$1,971,439	$2,210,521

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$-	$-
Cost of revenue	(6,000)	(6,000)
Gross profit	6,000	6,000

Operating expenses:
Research and development	174,680	258,180
General and administrative	381,454	519,831
Sales and marketing	39,862	89,560
	595,996	867,571

Loss from operations	(589,996)	(861,571)

Other income (expense)
Interest expense	(144,502)	(98,971)
Change in fair value of derivative and warrant liabilities	(677,584)	(2,082,640)
Amortization of derivative and warrant liabilities discount	(290,109)	(150,733)
Amortization of deferred debt issuance costs and original issue discount	(87,814)	(47,124)
Gain on extinguishment of debt	82,728	-
Other income (expense), net	(2,413)	(9,118)
	(1,119,694)	(2,388,586)

Net loss	$(1,709,690)	$(3,250,157)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	194,355,277	167,208,694

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

For the three months ended March 31, 2015

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2014	2,585,000	$25,850	500,000	$5,000	194,355,277	$1,943,553	$39,509,115	$(45,864,084)	$(4,380,566)

Conversion of convertible debt	-	-	-	-	2,479,377	24,794	56,317	-	81,111
Non cash issuance of stock options	-	-	-	-	-	-	56,920	-	56,920
Non cash issuance of warrant for consulting services	-	-	-	-	-	-	2,848	-	2,848
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	108,124	-	108,124
Net loss	-	-	-	-	-	-	-	(1,709,690)	(1,709,690)

Balance March 31, 2015	2,585,000	$25,850	500,000	$5,000	196,834,654	$1,968,347	$39,733,324	$(47,573,774)	$(5,841,253)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,709,690)	$(3,250,157)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	41,443	54,562
Non-cash issuance of stock options and warrants	59,768	266,017
Amortization of derivative and warrant liabilities discount	290,109	150,733
Amortization of deferred debt issuance costs and original issue discount	87,814	47,124
Change in fair value of derivative and warrant liabilities	677,584	2,082,640
Gain on extinguishment of debt	(82,728)	-
Fair market value of common stock issued for services	-	15,500
Changes in assets and liabilities:
Accounts receivable	-	60,000
Inventory	(259)	(43,659)
Prepaid expense and other assets	15,297	15,798
Accounts payable	14,131	(169,492)
Accrued expenses	66,957	165,432
Net cash used in operating activities	(539,574)	(605,502)

Investing activities:
Purchases of fixed assets	-	(6,275)
Net cash used in investing activities	-	(6,275)

Financing activities:
Proceeds from issuance of convertible notes payable	410,000	511,376
Payments against note payable to affiliate	-	(15,000)
Proceeds from exercise of stock options	-	18,624
Debt issuance costs	(24,000)	(43,500)
Net cash provided by financing activities	386,000	471,500

Net increase (decrease) in cash	(153,574)	(140,277)

Cash, beginning of year	223,529	236,597

Cash, end of period	$69,955	$96,320

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$114,604	$-
Conversion of accrued interest to note payable	$15,000	$-

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, the Company had a working capital deficit of $7,151,369 and cash of $69,955, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2015, the Company raised $386,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of March 31, 2015, Convertible Debentures with a face value of $2,292,760 held by 39 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

As of March 31, 2015, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock.  At March 31, 2015, the Company had options outstanding exercisable into up to 40,193,802 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 17,573,266 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three month periods ended March 31, 2015 and 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three months ended March 31,
	2015	2014

Expected term	5 years	5 years
Exercise price	$0.01	$0.02
Expected volatility	210%	187%
Expected dividends	None	None
Risk-free interest rate	1.48%	1.64%
Forfeitures	None	None

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

For the periods ended March 31, 2015 and 2014, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	March 31,	March 31,
	2015	2014

Preferred Stock	3,085,000	3,085,000
Convertible debentures	101,060,673	67,809,459
Options	40,193,802	35,468,800
Warrants	109,205,387	93,988,650
Total	253,544,862	200,351,909

The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2015 and 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three Months Ended
	March 31,
	2014	2014

Numerator:
Net loss for basic earnings per share	$(1,709,690)	$(3,250,157)
Net loss for diluted earnings per share	$(1,709,690)	$(3,250,157)

Denominator:
Weighted average basic shares outstanding	194,355,277	167,208,694
Denominator for diluted earnings per share- Adjusted weighted average shares	194,355,277	167,208,694

Income (loss) per share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Inventory

Inventory consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Raw materials	$238,700	$238,441
Finished goods	45,183	45,183
	283,883	283,624
Reserve for obsolescence	-	-
	$283,883	$283,624

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $115,000 and interest will accrue at 20% from February 18, 2015 until paid. The note remained outstanding at March 31, 2015 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

Convertible Debentures

As of March 31, 2015, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.03 to$0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.06 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of March 31, 2015 and December 31, 2014, the balances of the Debentures are as follows:

	March 31,	December 31,
	2015	2014

Balance at beginning of period	$4,496,602	$2,951,629
Issuance of debentures for cash	410,000	2,506,376
Original issue discount	27,778	128,071
Debentures surrendered in exchange transactions	-	-
Debentures issued in exchange transactions	-	-
Debentures converted to common stock	(99,198)	(1,089,474)
Convertible debt	4,835,182	4,496,602
Less unamortized costs of financing	387,508	576,502
Convertible debt, net of unamortized costs	$4,447,674	$3,920,100

Convertible debt in default	$2,292,760	$1,862,160

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is six to twelve months or conversion.

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

As of March 31, 2015 and December 31, 2014, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2013	$803,484	$300,939	$1,104,423
Elimination on extinguishment of debt	-	(197,482)	(197,482)
Change in fair value at year end	(38,526)	193,424	154,898
Balance at December 31, 2014	764,958	296,881	1,061,839

Elimination on extinguishment of debt	-	(49,235)	(49,235)
Change in fair value at period end	458,643	218,941	677,584
Balance at March 31, 2015	$1,223,601	$466,587	$1,690,188

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the three months ended March 31, 2015, $108,124 was recorded as additional paid-in capital.

4. Shareholders’ Deficit

Common Stock

During the three months ended March 31, 2015, holders of Convertible Debentures with a face value of $99,198 converted their debentures into 2,154,189 shares of restricted common stock. In addition, associated with these debentures, the Company paid $15,406 in accrued interest by issuing 325,188 shares of restricted common stock and recorded a gain on extinguishment of debt of $33,493.

Warrants

During the three months ended March 31, 2015, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 5,475,312 shares to holders of the Debentures. These warrants have exercise prices ranging from $0.06 to $0.09 per share.

In January 2015, the Company issued a warrant exercisable into up to 300,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $2,848, was determined using the Black-Sholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the three months ended March 31, 2015.

The balance of all warrants outstanding as of March 31, 2015 is as follows:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2015	103,430,075	$0.11
Granted	5,775,312	$0.08
Exchanged cancelled	-	$-
Exchanged issued	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2015	109,205,387	$0.10

Exercisable at March 31, 2015	109,205,387	$0.10

Stock Options

Options outstanding as of March 31, 2015 are as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2015	34,293,800	$0.02	8.99
Granted	5,900,002	$0.01	9.86
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at March 31, 2015	40,193,802	$0.02	8.91	$456,688

Exercisable at March 31, 2015	17,573,266	$0.02	8.81	$187,983

Weighted average fair value of options granted during the period	5,900,002	$0.01

(1)	These amounts represent the excess, if any, between the exercise price and $0.01, the closing market price of the Company’s common stock on March 31, 2015 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

In February 2015, the Company’s Board of Directors authorized the issuance of stock options exercisable into up to 5,900,002 shares of common stock at an exercise price of $0.01 per share to a group of employees, directors and consultants. A portion of the options contained vesting criteria conditioned on certain milestones being achieved by the Company. If the milestones are not achieved, the options are subject to being cancelled.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

At March 31, 2015, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $499,078, which we expect to be recognized over the next four years.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of March 31, 2015:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2015
Derivative liability	$-	$-	$466,587	$466,587
Warrant liability	-	-	1,223,601	1,223,601
Total	$-	$-	$1,690,188	$1,690,188

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended March 31, 2015:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2014	$764,958	$296,881	$1,061,839

Elimination on extinguishment of debt	-	(49,235)	(49,235)
Change in estimated fair value (1)	458,643	218,941	677,584

Balance March 31, 2015	$1,223,601	$466,587	$1,690,188

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended March 31, 2015:

	Derivative Liability	Warrant Liability
Expected term	1 year	5 years
Exercise price	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	287%	219%
Expected dividends	None	None
Risk-free interest rate	0.26%	1.37%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at March 31, 2015 for instruments under the Binomial Lattice option-pricing model, management estimated a 40% probability of a down round financing event at a price of $0.025 and a 20% to 75% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

7. Subsequent Events

Convertible Debentures and Warrants

During April and May 2015, the Company sold a $15,000 Unsecured Convertible Debentures (the “Debenture”) to an accredited investor for cash. The Debenture matures in twelve months, carries a fixed conversion price of $0.03, an annual interest rate of 10% and is convertible into 500,000 shares of common stock at maturity. In addition, the Company issued the holder of the Debenture a detachable five-year warrant to purchase 250,000 additional shares of common stock at an exercise price of $0.06 per share.

Note Payable

In April 2015, the Company entered into a $55,000, 10% original discount note that can be repaid for $61,111 if paid within 90 days at 0% interest. If paid subsequent to 90 days, the note is convertible into common stock at a discount to the market price. Management estimates that the note will be paid within the 90 day period.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreements with Laidlaw and other agents and their effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Plan of Operation

During the three month period ended March 31, 2015, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$-	$-	$-	NM
Cost of revenue	(6,000)	(6,000)	-	NM
Gross profit	6,000	6,000	-	NM

Operating expenses:
Research and development	174,680	258,190	83,510	-32.3%
General and administrative	381,454	519,831	138,377	-26.6%
Sales and marketing	39,862	89,560	49,698	-55.5%
	595,996	867,581	271,585	-31.3%

Loss from operations	(589,996)	(861,581)	271,585	31.5%

Other income (expense)	(1,119,694)	(2,388,586)	1,268,892	-53.1%

Net loss	$(1,709,690)	$(3,250,167)	$1,540,477	-47.4%

Revenues

There was no revenue during the three months ended March 31, 2015 or March 31, 2014. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

Cost of revenue for the quarters ended March 31, 2015 and March 31, 2014 were a negative $6,000 in each period. The reason for the decrease in cost of revenue in each of the two periods was a result of two systems installed in 2013 and two systems installed in 2012 came off of warranty with no associated costs.

Research and Development Expenses

Research and development expenses decreased by $83,510, 32.3%, to $174,680 for the quarter ended March 31, 2015 from $258,190 for the quarter ended March 31, 2014. This decrease was due to a decrease in payroll over the previous year’s quarter of approximately $29,000 coupled with a decrease in non-cash stock option expense of approximately $50,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $138,377, 26.6%, to $381,454 for the quarter ended March 31, 2015 from $519,831 for the quarter ended March 31, 2014. The primary reasons for the decrease was a decrease during the current quarter compared to the same quarter of the previous year in non-cash stock option expense of $154,000 offset in part by an increase in payroll and consulting costs of approximately $13,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $49,698, 55.5%, to $39,862 for the quarter ended March 31, 2015 from $89,560 for the quarter ended March 31, 2014. The primary reason for the decrease was a decrease in payroll costs of approximately $42,000 as a result of the value of the Euro vs. the Dollar and a decrease in stock option expense of approximately $5,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2015 was expense of $1,119,694 compared to expense of $2,388,586 for the quarter ended March 31, 2014. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $83,000 coupled with the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2015	December 31, 2014	(Decrease)
Working Capital

Current assets	$661,323	$858,962	$(197,639)
Current liabilities	7,812,692	6,591,087	1,221,605
Working capital deficit	$(7,151,369)	$(5,732,125)	$1,419,244

Long-term debt	$-	$-	$-

Stockholders' deficit	$(5,841,253)	$(4,380,566)	$1,460,687

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(539,574)	$(605,502)	$(65,928)
Investing activities	$-	$(6,275)	$(6,275)
Financing activities	$386,000	$471,500	$(85,500)

	As of		Increase
	March 31, 2015	December 31, 2014	(Decrease)
Balance Sheet Select Information

Cash	$69,955	$223,529	$(153,574)

Inventory	$283,883	$283,624	$259

Accounts payable and accrued expenses	$1,559,830	$1,509,148	$50,682

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

As of March 31, 2015, the Company had a working capital deficit of $7,151,369 and cash of $69,955, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2015, The Company raised $386,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	3/31/2015	2,479,377	Conversion of debt	$114,604

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	1/22/2015	3,086,422	$0.0900	1/22/2020
	3/13/2015	555,556	$0.0900	3/13/2020
	3/24/2015	666,666	$0.0600	3/24/2020
	3/31/2015	1,166,668	$0.0600	3/31/2020

Common Stock Purchase Warrants	Date of
Issued For Services	Issuance	Number of Shares	Exercise Price	Expiration Date
	1/27/2015	300,000	$0.0900	1/27/2020

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

As of May 14, 2015 there are Unsecured Convertible Debentures with a face value of $2,292,760 held by 39 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of May 14, 2015, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: May 14, 2015	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 14, 2015	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

