Form 10-Q
period 2015-06-30
SPECTRASCIENCE INC
filed 2015-08-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number 0-13092

SPECTRASCIENCE, INC.

(Exact name of registrant

as specified in its charter)

Minnesota	41-1448837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11568 Sorrento Valley Rd., Suite 11

San Diego, California 92121

(Address of principal executive offices, including zip code)

(858) 847-0200

(Registrant’s telephone number, including area code)

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

YES ☐  NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 14, 2015 was 198,039,192.

1

SPECTRASCIENCE, INC.

FORM 10-Q

For the Six Months Ended June 30, 2015

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$42,235	$223,529
Inventory	289,223	283,624
Deferred debt issuance costs	84,315	107,636
Prepaid expenses and other current assets	203,597	244,173
Total current assets	619,370	858,962

Fixed assets, net	1,990	3,665
Patents, net	1,266,682	1,347,894
	$1,888,042	$2,210,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$944,889	$836,136
Note payable	115,000	100,000
Convertible debt, net of discounts of $534,726 as of June 30, 2015 and $576,502 as of December 31, 2014	4,705,738	3,920,100
Derivative liability	1,786,154	1,061,839
Accrued expenses	850,611	673,012
Total current liabilities	8,402,392	6,591,087

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of June 30, 2015 and December 31, 2014	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014; liquidation value of $100,000 as of June 30, 2015 and December 31, 2014	5,000	5,000
Common stock, $.01 par value; 746,915,000 shares authorized; 198,039,192 and 194,355,277 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1,980,392	1,943,553
Additional paid in capital	39,791,443	39,509,115
Accumulated deficit	(48,317,035)	(45,864,084)
Total stockholders’ deficit	(6,514,350)	(4,380,566)
	$1,888,042	$2,210,521

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—
Cost of revenue	(6,000)	—	(12,000)	(6,000)
Gross profit	6,000	—	12,000	6,000

Operating expenses:
Research and development	157,329	276,188	332,009	534,368
General and administrative	344,811	292,858	726,265	812,689
Sales and marketing	94,098	140,791	133,960	230,351
	596,238	709,837	1,192,234	1,577,408

Loss from operations	(590,238)	(709,837)	(1,180,234)	(1,571,408)

Other income (expense)
Interest expense	(147,041)	(116,770)	(291,543)	(215,741)
Change in fair value of derivative and warrant liabilities	277,361	30,880	(400,223)	(2,051,760)
Amortization of derivative and warrant liabilities discount	(233,187)	(303,105)	(523,296)	(453,838)
Amortization of deferred debt issuance costs and original issue discount	(84,576)	(65,450)	(172,390)	(112,574)
Gain on extinguishment of debt	36,641	—	119,369	—
Other income (expense), net	(2,221)	(6,061)	(4,634)	(15,179)
	(153,023)	(460,506)	(1,272,717)	(2,849,092)

Net loss	$(743,261)	$(1,170,343)	$(2,452,951)	$(4,420,500)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	197,124,162	167,953,254	195,747,368	167,583,031

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit

For the six months ended June 30, 2015

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2014	2,585,000	$25,850	500,000	$5,000	194,355,277	$1,943,553	$39,509,115	$(45,864,084)	$(4,380,566)

Conversion of convertible debt	—	—	—	—	3,233,915	32,339	63,863	—	96,202
Exercise of stock options	—	—	—	—	450,000	4,500	—		4,500
Non cash issuance of stock options	—	—	—	—	—	—	97,521	—	97,521
Non cash issuance of warrant for consulting services	—	—	—	—	—	—	2,848	—	2,848
Warrant valuation on issuance of convertible debt	—	—	—	—	—	—	118,096	—	118,096
Net loss	—	—	—	—	—	—	—	(2,452,951)	(2,452,951)

Balance June 30, 2015	2,585,000	$25,850	500,000	$5,000	198,039,192	$1,980,392	$39,791,443	$(48,317,035)	$(6,514,350)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(2,452,951)	$(4,420,500)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	82,887	97,699
Non-cash issuance of stock options and warrants	100,369	308,095
Amortization of derivative and warrant liabilities discount	523,296	453,838
Amortization of deferred debt issuance costs and original issue discount	172,390	112,574
Change in fair value of derivative and warrant liabilities	400,223	2,051,760
Gain on extinguishment of debt	(119,369)	—
Fair market value of common stock issued for services	—	50,000
Changes in assets and liabilities:
Accounts receivable	—	60,000
Inventory	(5,599)	(68,729)
Prepaid expense and other assets	40,576	39,211
Accounts payable	108,753	(31,894)
Accrued expenses	219,661	196,412
Net cash used in operating activities	(929,764)	(1,151,534)

Investing activities:
Purchases of fixed assets	—	(6,275)
Net cash used in investing activities	—	(6,275)

Financing activities:
Proceeds from issuance of convertible notes payable	820,750	1,506,376
Payments against note payable to affiliate	—	(30,000)
Proceeds from exercise of stock options	4,500	18,624
Debt issuance costs	(76,780)	(130,000)
Net cash provided by financing activities	748,470	1,365,000

Net increase (decrease) in cash	(181,294)	207,191

Cash, beginning of year	223,529	236,597

Cash, end of period	$42,235	$443,788

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$157,839	$—
Conversion of accrued interest to note payable	$15,000	$—

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of June 30, 2015, the Company had a working capital deficit of $7,783,022 and cash of $42,235, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2015, the Company raised $743,970, net of transaction costs of $76,780, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of June 30, 2015, Convertible Debentures with a face value of $3,282,497 held by 55 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and other risks associated with a short history of product sales, including the potential risk of business failure.

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

As of June 30, 2015, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock.  At June 30, 2015, the Company had options outstanding exercisable into up to 39,718,802 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 18,454,489 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and six month periods ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Expected term	None	None	5 years	5 years
Exercise price	None	None	$0.01	$0.02
Expected volatility	None	None	210%	187%
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	1.48%	1.64%
Forfeitures	None	None	None	None

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

For the six month periods ended June 30, 2015 and 2014, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	June 30,	June 30,
	2015	2014

Preferred Stock	3,085,000	3,085,000
Convertible debentures	101,009,574	90,505,370
Options	39,718,802	35,468,800
Warrants	99,995,693	105,719,939
Total	243,809,069	234,779,109

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net loss for basic earnings per share	$(743,261)	$(1,170,343)	$(2,452,951)	$(4,420,500)
Net loss for diluted earnings per share	$(743,261)	$(1,170,343)	$(2,452,951)	$(4,420,500)

Denominator:
Weighted average basic shares outstanding	197,124,162	167,953,254	195,747,368	167,583,031
Denominator for diluted earnings per share- Adjusted weighted average shares	197,124,162	167,953,254	195,747,368	167,583,031

Income (loss) per share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Inventory

Inventory consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Raw materials	$238,959	$238,441
Finished goods	50,264	45,183
	289,223	283,624
Reserve for obsolescence	—	—
	$289,223	$283,624

3.      Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $115,000 and interest will accrue at 20% from February 18, 2015 until paid. The note remained outstanding at June 30, 2015 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Convertible Debentures

As of June 30, 2015, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.03 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.06 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $4,818,603 as of June 30, 2015.

During the three months ended June 30, 2015, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, an interest rate ranging from 0-10% per year and original issue discount rate ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the lowest trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $421,861 as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the balances of the Debentures are as follows:

	June 30,	December 31,
	2015	2014

Balance at beginning of period	$4,496,602	$2,951,629
Issuance of debentures for cash	820,750	2,506,376
Original issue discount	53,889	128,071
Debentures surrendered in exchange transactions	—	—
Debentures issued in exchange transactions	—	—
Debentures converted to common stock	(130,777)	(1,089,474)
Convertible debt	5,240,464	4,496,602
Less unamortized costs of financing	534,726	576,502
Convertible debt, net of unamortized costs	$4,705,738	$3,920,100

Convertible debt in default	$3,282,497	$1,862,160

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. In addition, Variable Debentures issued during the three months ended June 30, 2015, contained variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

As of June 30, 2015 and December 31, 2014, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2013	$803,484	$300,939	$1,104,423
Elimination on extinguishment of debt	—	(197,482)	(197,482)
Change in fair value at year end	(38,526)	193,424	154,898
Balance at December 31, 2014	764,958	296,881	1,061,839

Elimination on extinguishment of debt	—	(57,732)	(57,732)
Initial value on issuance of debt	—	381,824	381,824
Change in fair value at period end	(3,567)	403,790	400,223
Balance at June 30, 2015	$761,391	$1,024,763	$1,786,154

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the six months ended June 30, 2015, $118,096 was recorded as additional paid-in capital.

4.      Shareholders’ Deficit

Common Stock

During the six months ended June 30, 2015, holders of Convertible Debentures with a face value of $130,777 converted their debentures into 2,705,306 shares of restricted common stock. In addition, associated with these debentures, the Company paid $27,062 in accrued interest by issuing 528,609 shares of restricted common stock and recorded a gain on extinguishment of debt of $119,369.

Warrants

During the six months ended June 30, 2015, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 5,725,312 shares to holders of the Debentures. These warrants have exercise prices ranging from $0.06 to $0.09 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

In January 2015, the Company issued a warrant exercisable into up to 300,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $2,848, was determined using the Black-Sholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the six months ended June 30, 2015.

The balance of all warrants outstanding as of June 30, 2015 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2015	103,430,075	$0.11
Granted	6,025,312	$0.08
Exchanged cancelled	—	$—
Exchanged issued	—	$—
Cancelled	(9,459,694)	$0.31
Exercised	—	$—
Outstanding at June 30, 2015	99,995,693	$0.08

Exercisable at June 30, 2015	99,995,693	$0.08

Stock Options

Options outstanding as of June 30, 2015 are as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2015	34,293,800	$0.02	8.74
Granted	5,900,002	$0.01	9.61
Cancelled	(25,000)	$0.90	—
Exercised	(450,000)	$0.01	—
Outstanding at June 30, 2015	39,718,802	$0.02	8.66	$54,500

Exercisable at June 30, 2015	18,454,489	$0.02	8.56	$12,000

Weighted average fair value of options granted during the period	5,900,002	$0.01

(1)	These amounts represent the excess, if any, between the exercise price and $0.01, the closing market price of the Company’s common stock on June 30, 2015 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

In February 2015, the Company’s Board of Directors authorized the issuance of stock options exercisable into up to 5,900,002 shares of common stock at an exercise price of $0.01 per share to a group of employees, directors and consultants. A portion of the options contained vesting criteria conditioned on certain milestones being achieved by the Company. If the milestones are not achieved, the options are subject to being cancelled. During the three months ended June 30, 2015, two directors exercised stock options into 450,000 shares of common stock at an exercise price of $0.01 per share

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

At June 30, 2015, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $458,722, which we expect to be recognized over the next four years.

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

The Company’s balance sheet contains derivative and warrant liabilities that are recorded at fair value on a recurring basis. The three-level valuation hierarchy for disclosure of fair value is as follows:

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of June 30, 2015:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2015
Derivative liability	$—	$—	$1,024,763	$1,024,763
Warrant liability	—	—	761,391	761,391
Total	$—	$—	$1,786,154	$1,786,154

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2014	$764,958	$296,881	$1,061,839

Elimination on extinguishment of debt	—	(57,732)	(57,732)
Initial value on issuance of debt	—	381,824	381,824
Change in estimated fair value (1)	(3,567)	403,790	400,223
Balance June 30, 2015	$761,391	$1,024,763	$1,786,154

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the six months ended June 30, 2015:

	Derivative Liability	Warrant Liability
Expected term	1 year	5 years
Exercise price	$0.01 - $0.099	$0.075 - $0.1287
Expected volatility	286% to 294%	219% to 221%
Expected dividends	None	None
Risk-free interest rate	0.22% to 0.28%	1.32% to 1.63%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at June 30, 2015 for instruments under the Binomial Lattice option-pricing model, management estimated a 40% probability of a down round financing event at a price of $0.025 and a 20% to 75% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6.      Contingencies

None

7.      Subsequent Events

Convertible Debentures and Warrants

During July and August 2015, the Company sold $277,778 of Unsecured Convertible Debentures (the “Debentures”) to an accredited investor for aggregate consideration of $250,000. The Debentures mature in twelve months, carry a fixed conversion price of $.045, an annual interest rate of 10% and are convertible into 6,172,840 shares of common stock at maturity. The Company received net cash proceeds of approximately $230,000 after payment of fees and expenses of $20,000. In addition, the Company issued the holder of the Debentures detachable five-year warrants to purchase 3,086,420 additional shares of common stock at an exercise price of $0.090 per share.

Variable Debentures

In July 2015, the Company entered into two notes accumulating $74,500 that can be repaid for $85,675 to $104,300 if paid within 90-180 days. If paid subsequent to 180 days, the notes are convertible into common stock at a discount to the market price. Management estimates that the notes will be paid within the 90-180 days.

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

Business

SpectraScience, Inc. (the “Company,” “SpectraScience,” “we,” “our,” or “us”) develops and manufactures innovative Laser Induced Fluorescence spectrophotometry systems capable of determining whether tissue is normal, pre-cancerous or cancerous without removing tissue from the body. The WavSTAT Optical Biopsy System (the “WavSTAT System”) is SpectraScience’s first product to incorporate its proprietary fluorescence technology for clinical use. The WavSTAT System carries the CE mark designation which allows for the sale and marketing in the European Union for the diagnosis of cancer. We are developing light-based diagnostics for additional indications including inflammatory bowel disease and esophageal cancer. Once these additional applications are developed we plan to self-certify for CE mark approval for sale in the European Union and then file an application with the FDA seeking permission to begin marketing for that indication for use in the United States. We believe we have a strong intellectual property portfolio that will allow us to continue to expand our WavSTAT cancer diagnosis platform to address the diagnosis of multiple cancers, utilize additional proprietary bio-photonic techniques to improve the WavSTAT’s overall diagnostic performance and ultimately allow for the detection of cancer and pre-cancer over a relatively large area of examined tissue.

Our principal executive offices are located at 11568 Sorrento Valley Rd., Suite 11, San Diego, CA 92121. We can be reached by telephone at (858) 847-0200; by fax at (858) 847-0880; or by email at info@spectrascience.com. We have a Web site at http://www.spectrascience.com. The information contained on our Web site shall not be deemed to be a part of this Report.

Plan of Operation

During the six month period ended June 30, 2015, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$—	$—	$—	NM
Cost of revenue	(6,000)	—	6,000	NM
Gross profit	6,000	—	6,000	NM

Operating expenses:
Research and development	157,329	276,188	118,859	43.0%
General and administrative	344,811	292,858	(51,953)	17.7%
Sales and marketing	94,098	140,791	46,693	33.2%
	596,238	709,837	113,599	16.0%

Loss from operations	(590,238)	(709,837)	119,599	16.8%

Other income (expense)	(153,023)	(460,506)	307,483	66.8%

Net loss	$(743,261)	$(1,170,343)	$427,082	36.5%

Revenues

There was no revenue during the three months ended June 30, 2015 or June 30, 2014. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

Cost of revenue for the quarter ended June 30, 2015 was a negative $6,000 compared to no cost of revenue for the quarter ended June 30, 2014. The reason for the negative cost of revenue was the result of two systems installed in 2013 came off of warranty with no associated costs.

Research and Development Expenses

Research and development expenses decreased by $118,859, 43.0%, to $157,329 for the quarter ended June 30, 2015 from $276,188 for the quarter ended June 30, 2014. This decrease was due to a decrease in consulting costs over the previous year’s quarter of approximately $10,000, a decrease of clinical trial costs of approximately $82,000 coupled with a decrease in non-cash stock option expense of approximately $24,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses increased by $51,953, 17.7%, to $344,811 for the quarter ended June 30, 2015 from $292,858 for the quarter ended June 30, 2014. The primary reason for the increase was an increase during the current quarter compared to the same quarter of the previous year in payroll of approximately $51,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $46,693, 33.2%, to $94,098 for the quarter ended June 30, 2015 from $140,791 for the quarter ended June 30, 2014. The primary reason for the decrease was a decrease in travel costs of approximately $21,000, a decrease in payroll costs of approximately $7,000 and a decrease in advertising expense of approximately $17,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2015 was expense of $153,023 compared to expense of $460,506 for the quarter ended June 30, 2014. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $37,000 offset by a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$—	$—	$—	NM
Cost of revenue	(12,000)	(6,000)	6,000	100.0%
Gross profit	12,000	6,000	6,000	100.0%

Operating expenses:
Research and development	332,009	534,368	202,359	37.9%
General and administrative	726,265	812,689	86,424	10.6%
Sales and marketing	133,960	230,351	96,391	41.8%
	1,192,234	1,577,408	385,174	24.4%

Loss from operations	(1,180,234)	(1,571,408)	391,174	24.9%

Other income (expense)	(1,272,717)	(2,849,092)	1,576,375	55.3%

Net loss	$(2,452,951)	$(4,420,500)	$1,967,549	44.5%

Revenues

There was no revenue during the three months ended June 30, 2015 or June 30, 2014. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2015 was a negative $12,000 compared to a negative $6,000 for the six months ended June 30, 2014. The reason for the negative cost of revenue in each of the two periods was a result of four systems installed in 2013 and two systems installed in 2012 came off of warranty with no associated costs.

Research and Development Expenses

Research and development expenses decreased by $202,359, 37.9%, to $332,009 for the six months ended June 30, 2015 from $534,368 for the six months ended June 30, 2014. This decrease was due to a decrease in clinical trial costs over the previous year’s period of approximately $88,000, a decrease in payroll over the previous year’s period of approximately $53,000 coupled with a decrease in non-cash stock option expense of approximately $51,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $86,424, 10.6%, to $726,265 for the six months ended June 30, 2015 from $812,689 for the six months ended June 30, 2014. The primary reasons for the decrease was a decrease during the current period compared to the same period of the previous year in non-cash stock option expense of $154,000 offset in part by an increase in payroll costs of approximately $79,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $96,391, 41.8%, to $133,960 for the six months ended June 30, 2015 from $230,351 for the six months ended June 30, 2014. The primary reason for the decrease was a decrease in travel costs of approximately $21,000, a decrease in payroll costs of approximately $49,000 and a decrease in advertising expense of approximately $19,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2015 was expense of $1,272,717 compared to expense of $2,849,092 for the six months ended June 30, 2014. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $119,000 coupled with the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	June 30, 2015	December 31, 2014	(Decrease)
Working Capital

Current assets	$619,370	$858,962	$(239,592)
Current liabilities	8,402,392	6,591,087	1,811,305
Working capital deficit	$(7,783,022)	$(5,732,125)	$2,050,897

Long-term debt	$—	$—	$—

Stockholders’ deficit	$(6,514,350)	$(4,380,566)	$2,133,784

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(929,764)	$(1,151,534)	$(221,770)
Investing activities	$—	$(6,275)	$(6,275)
Financing activities	$748,470	$1,365,000	$(616,530)

	As of		Increase
	June 30, 2015	December 31, 2014	(Decrease)
Balance Sheet Select Information

Cash	$42,235	$223,529	$(181,294)

Inventory	$289,223	$283,624	$5,599

Accounts payable and accrued expenses	$1,795,500	$1,509,148	$286,352

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

As of June 30, 2015, the Company had a working capital deficit of $7,783,022 and cash of $42,235, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2015, The Company raised $743,970, net of transaction costs of $76,780, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015 we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	5/29/2015	754,538	Conversion of debt	$15,091
	6/19/2015	200,000	Exercise of stock options	$2,000
	6/30/2015	250,000	Exercise of stock options	$2,500

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

As of August 14, 2015 there are Unsecured Convertible Debentures with a face value of $3,282,497 held by 55 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of August 14, 2015, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: August 14, 2015	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2015	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

