Form 10-Q
period 2015-09-30
SPECTRASCIENCE INC
filed 2015-11-16
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 16, 2015 was 210,615,011.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Nine months Ended September 30, 2015

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$55,061	$223,529
Inventory, current portion	183,848	283,624
Deferred debt issuance costs	98,456	107,636
Prepaid expenses and other current assets	308,319	244,173
Total current assets	645,684	858,962

Fixed assets, net	1,153	3,665
Long-term inventory	120,000	-
Patents, net	1,226,077	1,347,894
	$1,992,914	$2,210,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$792,891	$836,136
Note payable	115,000	100,000
Convertible debt, net of discounts of $554,173 as of September 30, 2015 and $576,502 as of December 31, 2014	5,441,346	3,920,100
Derivative liability	1,107,116	1,061,839
Accrued expenses	1,112,466	673,012
Total current liabilities	8,568,819	6,591,087

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of September 30, 2015 and December 31, 2014	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 500,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014; liquidation value of $100,000 as of September 30, 2015 and December 31, 2014	5,000	5,000
Common stock, $.01 par value; 746,915,000 shares authorized; 198,039,192 and 194,355,277 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1,980,392	1,943,553
Additional paid in capital	39,939,048	39,509,115
Accumulated deficit	(48,526,195)	(45,864,084)
Total stockholders' deficit	(6,575,905)	(4,380,566)
	$1,992,914	$2,210,521

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	(12,000)	(6,000)
Gross profit	-	-	12,000	6,000

Operating expenses:
Research and development	172,405	138,806	504,415	673,173
General and administrative	284,724	280,000	1,010,989	1,092,689
Sales and marketing	50,700	114,178	184,660	344,529
	507,829	532,984	1,700,064	2,110,391

Loss from operations	(507,829)	(532,984)	(1,688,064)	(2,104,391)

Other income (expense)
Interest expense	(183,184)	(131,846)	(474,727)	(347,587)
Change in fair value of derivative and warrant liabilities	753,538	1,883,289	353,315	(168,471)
Amortization of derivative and warrant liabilities discount	(176,661)	(396,853)	(699,957)	(850,691)
Amortization of deferred debt issuance costs and original issue discount	(90,130)	(85,034)	(262,520)	(197,608)
Gain on extinguishment of debt	-	227,259	119,369	227,259
Other income (expense), net	(4,893)	(5,343)	(9,527)	(20,523)
	298,670	1,491,472	(974,047)	(1,357,621)

Net income (loss)	$(209,159)	$958,488	$(2,662,111)	$(3,462,012)

Income (loss) per share:
Basic	$(0.00)	$0.01	$(0.01)	$(0.02)
Fully diluted	$(0.00)	$0.01	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	198,039,192	171,996,818	196,519,704	169,070,461
Fully diluted	198,039,192	186,965,778	196,519,704	169,070,461

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

For the nne months ended September 30, 2015

(unaudited)

							Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2014	2,585,000	$25,850	500,000	$5,000	194,355,277	$1,943,553	$39,509,115	$(45,864,084)	$(4,380,566)

Conversion of convertible debt	-	-	-	-	3,233,915	32,339	63,863	-	96,202
Exercise of stock options	-	-	-	-	450,000	4,500	-		4,500
Non cash issuance of stock options	-	-	-	-	-	-	137,522	-	137,522
Non cash issuance of warrant for consulting services	-	-	-	-	-	-	2,848	-	2,848
Warrant valuation on issuance of convertible debt	-	-	-	-	-	-	225,700	-	225,700
Net loss	-	-	-	-	-	-	-	(2,662,111)	(2,662,111)

Balance September 30, 2015	2,585,000	$25,850	500,000	$5,000	198,039,192	$1,980,392	$39,939,048	$(48,526,195)	$(6,575,905)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(2,662,111)	$(3,462,012)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	124,329	140,836
Non-cash issuance of stock options and warrants	140,370	349,853
Amortization of derivative and warrant liabilities discount	699,957	850,691
Amortization of deferred debt issuance costs and original issue discount	262,520	197,608
Change in fair value of derivative and warrant liabilities	(353,315)	168,471
Gain on extinguishment of debt	(119,369)	(227,259)
Fair market value of common stock issued for services	-	50,000
Changes in assets and liabilities:
Accounts receivable	-	60,000
Inventory	(20,224)	(69,247)
Prepaid expense and other assets	(64,146)	(26,966)
Accounts payable	(43,245)	(222,927)
Accrued expenses	481,516	317,271
Net cash used in operating activities	(1,553,718)	(1,873,681)

Investing activities:
Purchases of fixed assets	-	(6,275)
Net cash used in investing activities	-	(6,275)

Financing activities:
Proceeds from issuance of convertible notes payable	1,520,250	1,856,376
Payments against note payable to affiliate	-	(30,000)
Proceeds from exercise of stock options	4,500	18,624
Debt issuance costs	(139,500)	(158,000)
Net cash provided by financing activities	1,385,250	1,687,000

Net decrease in cash	(168,468)	(192,956)

Cash, beginning of year	223,529	236,597

Cash, end of period	$55,061	$43,641

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,000	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$130,777	$236,842
Conversion of interest due on convertible notes to common stock	$27,062	$52,972
Warrant valuation on issuance of convertible debentures	$225,700	$897,712
Conversion of accrued interest to note payable	$15,000	$-
Elimination of derivative liabilities on conversion	$-	$190,337

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Going Concern

Historically, the Company’s sources of cash have come from the issuance and sale of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2015, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 System in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of September 30, 2015, the Company had a working capital deficit of $7,923,135 and cash of $55,061, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2015, the Company raised $1,380,750, net of transaction costs of $139,500, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of September 30, 2015, Convertible Debentures with a face value of $3,660,275 held by 58 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

As of September 30, 2015, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock.  At September 30, 2015, the Company had options outstanding exercisable into up to 39,718,802 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 18,454,489 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and nine month periods ended September 30, 2015 and 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Expected term	1 year	None	1-5 years	5 years
Exercise price	$0.01	None	$0.01	$0.02
Expected volatility	285% to 322%	None	210% to 322%	187%
Expected dividends	None	None	None	None
Risk-free interest rate	0.26% to 0.33%	None	0.26% to 1.48%	1.64%
Forfeitures	None	None	None	None

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

For the nine month periods ended September 30, 2015 and 2014, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	September 30,	September 30,
	2015	2014

Preferred Stock	3,085,000	3,085,000
Convertible debentures	117,229,747	94,767,062
Options	38,064,635	35,168,800
Warrants	108,251,866	109,942,469
Total	266,631,248	242,963,331

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2015 and 2014:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator:
Net income (loss) for basic earnings per share	$(209,159)	$958,488	$(2,662,111)	$(3,462,012)
Net income (loss) for diluted earnings per share	$(209,159)	$958,488	$(2,662,111)	$(3,462,012)

Denominator:
Weighted average basic shares outstanding	198,039,192	171,996,818	196,519,704	169,070,461
Denominator for diluted earnings per share-
Adjusted weighted average shares	198,039,192	186,965,778	196,519,704	169,070,461

Income (loss) per share
Basic	$(0.00)	$0.01	$(0.01)	$(0.02)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.02)

Inventory

Inventory consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Raw materials	$239,884	$238,441
Finished goods	63,964	45,183
	303,848	283,624
Reserve for obsolescence	-	-
	303,848	283,624
Less long-term portion	120,000	-
	$183,848	$283,624

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $115,000 and interest will accrue at 20% from February 18, 2015 until paid. The note remained outstanding at September 30, 2015 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Convertible Debentures

As of September 30, 2015, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of nine months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.03 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.06 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $5,499,159 as of September 30, 2015.

During the nine months ended September 30, 2015, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, an interest rate ranging from 0-10% per year and original issue discount rate ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the lowest trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $496,361 as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, the balances of the Debentures are as follows:

	September 30,	December 31,
	2015	2014

Balance at beginning of period	$4,496,602	$2,951,629
Issuance of debentures for cash	1,520,250	2,506,376
Original issue discount	109,444	128,071
Debentures converted to common stock	(130,777)	(1,089,474)
Convertible debt	5,995,519	4,496,602
Less unamortized costs of financing	554,173	576,502
Convertible debt, net of unamortized costs	$5,441,346	$3,920,100

Convertible debt in default	$3,660,275	$1,862,160

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. In addition, Variable Debentures issued during the nine months ended September 30, 2015, contained variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

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

As of September 30, 2015 and December 31, 2014, the balances of the Derivative Liability are as follows:

		Conversion
	Warrants	Feature	Total

Balance at December 31, 2013	$803,484	$300,939	$1,104,423
Elimination on extinguishment of debt	-	(197,482)	(197,482)
Change in fair value at year end	(38,526)	193,424	154,898
Balance at December 31, 2014	764,958	296,881	1,061,839

Elimination on extinguishment of debt	-	(57,732)	(57,732)
Initial value on issuance of debt	-	456,324	456,324
Change in fair value at period end	(402,484)	49,169	(353,315)
Balance at September 30, 2015	$362,474	$744,642	$1,107,116

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the nine months ended September 30, 2015, $225,700 was recorded as additional paid-in capital.

4. Shareholders’ Deficit

Common Stock

During the nine months ended September 30, 2015, holders of Convertible Debentures with a face value of $130,777 converted their debentures into 2,705,306 shares of restricted common stock. In addition, associated with these debentures, the Company paid $27,062 in accrued interest by issuing 528,609 shares of restricted common stock and recorded a gain on extinguishment of debt of $119,369.

Warrants

During the nine months ended September 30, 2015, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 13,981,485 shares to holders of the Debentures. These warrants have exercise prices ranging from $0.06 to $0.09 per share.

In January 2015, the Company issued a warrant exercisable into up to 300,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $2,848, was determined using the Black-Sholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the nine months ended September 30, 2015.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The balance of all warrants outstanding as of September 30, 2015 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2015	103,430,075	$0.11
Granted	14,281,485	$0.08
Exchanged cancelled	-	$-
Exchanged issued	-	$-
Cancelled	(9,459,694)	$0.31
Exercised	-	$-
Outstanding at September 30, 2015	108,251,866	$0.08

Exercisable at September 30, 2015	108,251,866	$0.08

Stock Options

Options outstanding as of September 30, 2015 are as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2015	34,293,800	$0.02	8.49
Granted	5,900,002	$0.01	9.36
Cancelled	(1,679,167)	$0.03	-
Exercised	(450,000)	$0.01	-
Outstanding at September 30, 2015	38,064,635	$0.02	8.40	$-

Exercisable at September 30, 2015	18,728,251	$0.02	8.29	$-

Weighted average fair value of options granted during the period	5,900,002	$0.01

(1)	These amounts represent the excess, if any, between the exercise price and $0.01, the closing market price of the Company’s common stock on September 30, 2015 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

In February 2015, the Company’s Board of Directors authorized the issuance of stock options exercisable into up to 5,900,002 shares of common stock at an exercise price of $0.01 per share to a group of employees, directors and consultants. A portion of the options contained vesting criteria conditioned on certain milestones being achieved by the Company. If the milestones are not achieved, the options are subject to being cancelled. During the nine months ended September 30, 2015, two directors exercised stock options into 450,000 shares of common stock at an exercise price of $0.01 per share

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

At September 30, 2015, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $415,052, which we expect to be recognized over the next four years.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of September 30, 2015:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2015
Derivative liability	$-	$-	$744,642	$744,642
Warrant liability	-	-	362,474	362,474
Total	$-	$-	$1,107,116	$1,107,116

The following table presents changes in the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	Warrant	Derivative	Total
	Liability	Liability	Liability
Balance December 31, 2014	$764,958	$296,881	$1,061,839

Elimination on extinguishment of debt	-	(57,732)	(57,732)
Initial value on issuance of debt	-	456,324	456,324
Change in estimated fair value (1)	(402,484)	49,169	(353,315)
Balance September 30, 2015	$362,474	$744,642	$1,107,116

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended September 30, 2015:

	Derivative Liability	Warrant Liability
Expected term	1 year	5 years
Exercise price	$0.01 - $0.099	$0.075 - $0.1287
Expected volatility	286% to 322%	219% to 234%
Expected dividends	None	None
Risk-free interest rate	0.22% to 0.33%	1.32% to 1.63%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at September 30, 2015 for instruments under the Binomial Lattice option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

7. Subsequent Events

Convertible Debentures and Warrants

During October and November 2015, the Company sold $380,556 of Unsecured Convertible Debentures (the “Debentures”) to accredited investors for aggregate consideration of $350,000. The Debentures mature in twelve months, carry fixed conversion prices ranging from $0.03 to $0.045, an annual interest rate of 10% and are convertible into 10,462,967 shares of common stock at maturity. The Company received net cash proceeds of approximately $319,000 after payment of fees and expenses of $31,000. In addition, the Company issued the holder of the Debentures detachable five-year warrants to purchase 7,453,706 additional shares of common stock at exercise prices ranging from $0.06 to $0.09 per share.

During October 2015, a holder of a Convertible Debenture with a face value of $52,632 converted his debenture into 531,636 shares of restricted common stock. In addition, associated with this debenture, the Company paid $25,356 in accrued interest by issuing 256,118 shares of restricted common stock

During October and November 2015, two holders of variable rate convertible notes issued to the Company exercise notices totalling 11,788,065 shares of common stock. The common stock was issued for the payment of $39,352 of principal and $11,460 of accrued interest.

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

Plan of Operation

During the nine month period ended September 30, 2015, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

Over the next 12 months, SpectraScience intends to:

·	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

·	Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

·	Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4 ;

·	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular China, Saudi Arabia and India;

·	Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the United States;

·	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

·	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$-	$-	$-	NM
Cost of revenue	-	-	-	NM
Gross profit	-	-	-	NM

Operating expenses:
Research and development	172,405	138,806	(33,599)	-24.2%
General and administrative	284,724	280,000	(4,724)	1.7%
Sales and marketing	50,700	114,178	63,478	55.6%
	507,829	532,984	25,155	4.7%

Loss from operations	(507,829)	(532,984)	25,155	4.7%

Other income (expense)	298,670	1,491,472	(1,192,802)	80.0%

Net loss	$(209,159)	$958,488	$(1,167,647)	121.8%

Revenues

There was no revenue during the three months ended September 30, 2015 or September 30, 2014. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was no cost of revenue during the three months ended September 30, 2015 or September 30, 2014. We anticipate that as revenue resumes as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also resume.

Research and Development Expenses

Research and development expenses increased by $33,599, 24.2%, to $172,405 for the quarter ended September 30, 2015 from $138,806 for the quarter ended September 30, 2014. This increase was due to an increase in clinical trial costs over the previous year’s quarter of approximately $30,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses remained stable at $284,724 for the quarter ended September 30, 2015 compared to $280,000 for the quarter ended September 30, 2014. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $63,478, 55.6%, to $50,700 for the quarter ended September 30, 2015 from $114,178 for the quarter ended September 30, 2014. The primary reason for the decrease was a decrease in payroll costs as a result of a favorable change in exchange rates. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2015 was income of $298,670 compared to income of $1,491,472 for the quarter ended September 30, 2014. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Nine months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$-	$-	$-	NM
Cost of revenue	(12,000)	(6,000)	6,000	100.0%
Gross profit	12,000	6,000	6,000	100.0%

Operating expenses:
Research and development	504,415	673,173	168,758	25.1%
General and administrative	1,010,989	1,092,689	81,700	7.5%
Sales and marketing	184,660	344,529	159,869	46.4%
	1,700,064	2,110,391	410,327	19.4%

Loss from operations	(1,688,064)	(2,104,391)	416,327	19.8%

Other income (expense)	(974,047)	(1,357,621)	383,574	28.3%

Net loss	$(2,662,111)	$(3,462,012)	$799,901	23.1%

Revenues

There was no revenue during the nine months ended September 30, 2015 or September 30, 2014. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2015 was a negative $12,000 compared to a negative $6,000 for the nine months ended September 30, 2014. The reason for the negative cost of revenue in each of the two periods was a result of four systems installed in 2013 and two systems installed in 2012 came off of warranty with no associated costs.

Research and Development Expenses

Research and development expenses decreased by $168,758, 25.1%, to $504,415 for the nine months ended September 30, 2015 from $673,173 for the nine months ended September 30, 2014. This decrease was due to a decrease in clinical trial costs over the previous year’s period of approximately $52,000, a decrease in payroll over the previous year’s period of approximately $76,000 and a decrease in non-cash stock option expense of approximately $51,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $81,700, 7.5%, to $1,010,989 for the nine months ended September 30, 2015 from $1,092,689 for the nine months ended September 30, 2014. The primary reasons for the decrease was a decrease during the current period compared to the same period of the previous year in investor relations expense of approximately $48,000 and a decrease in travel related expenses of approximately $22,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $159,869, 46.4%, to $184,660 for the nine months ended September 30, 2015 from $344,529 for the nine months ended September 30, 2014. The primary reason for the decrease was a decrease in travel costs of approximately $43,000 and a decrease in payroll costs of approximately $107,000 as a result of favorable changes in the exchange rate. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2015 was expense of $974,047 compared to expense of $1,357,621 for the nine months ended September 30, 2014. This change was due primarily to a gain on the extinguishment of convertible debentures for approximately $119,000 coupled with the change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	September 30, 2015	December 31, 2014	(Decrease)
Working Capital

Current assets	$645,684	$858,962	$(213,278)
Current liabilities	8,568,819	6,591,087	1,977,732
Working capital deficit	$(7,923,135)	$(5,732,125)	$2,191,010

Long-term debt	$-	$-	$-

Stockholders' deficit	$(6,575,905)	$(4,380,566)	$2,195,339

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,553,718)	$(1,873,681)	$(319,963)
Investing activities	$-	$(6,275)	$(6,275)
Financing activities	$1,385,250	$1,687,000	$(301,750)

	As of		Increase
	September 30, 2015	December 31, 2014	(Decrease)
Balance Sheet Select Information

Cash	$55,061	$223,529	$(168,468)

Inventory	$303,848	$283,624	$20,224

Accounts payable and accrued expenses	$1,905,357	$1,509,148	$396,209

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

As of September 30, 2015, the Company had a working capital deficit of $7,923,135 and cash of $55,061, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2015, The Company raised $1,380,750, net of transaction costs of $139,500, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following one material weakness which caused management to conclude that as of September 30, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  In valuing the derivative liability related to variable rate convertible notes, we failed to recognize additional expense related to the initial valuation of the derivative. In addition, management’s estimates were not at a sufficient level to properly evaluate the derivative at the quarter ended September 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

As of November 16, 2015 there are Unsecured Convertible Debentures with a face value of $3,660,275 held by 58 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of November 16, 2015, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: November 16, 2015	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 16, 2015	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and
principal accounting officer)

