Form 10-K
period 2015-12-31
SPECTRASCIENCE INC
filed 2016-03-30
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2015

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

Yes             ☐             No              ☒

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $8,517,479.

As of March 29, 2016 the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 667,513,791.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Relative to colorectal cancer, five-year survival rates as reported by the American Cancer Society are as follows:

•	Approximately 90% of patients live five years or longer if the cancer is detected and treated at an early stage;

•	Only 70% of patients live five years or longer if the cancer spreads outside the polyp and colon to nearby organs or lymph nodes; and

•	The five-year survival rate for those patients in whom the cancer has spread further to the liver or other organs is only 12%.

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

Government Regulation

Extensive government regulation and standards, both in the United States and internationally, standardize and govern many processes for design, manufacture, labeling, distribution and marketing of our products, particularly regarding product safety and effectiveness. In the United States, medical devices are subject to review and clearance or approval by the FDA. The FDA and international bodies also govern the clinical testing of medical devices. If we fail to comply with applicable requirements prior to marketing the WavSTAT4 system in the United States, we could face:

•	fines, injunctions or civil penalties;

•	recall or seizure of our products;

•	criminal prosecution;

•	a recommendation that we not be allowed to contract with the government;

•	total or partial suspension of production;

•	inability to obtain pre-market clearance/approval for our devices; and

•	withdrawal of marketing approvals.

The Food, Drug, and Cosmetic Act, the Public Health Service Act, and Safe Medical Devices Act of 1990 and other federal statutes and regulations also govern or influence the storage, recordkeeping,, advertising and promotion of such products.

In the United States, medical devices are assigned to one of three classes depending on the controls the FDA deems necessary to ensure the safety and effectiveness of the device. The WavSTAT4 system is a Class III device; this is FDA’s most highly regulated category in the Center for Devices and Radiological Health (“CDRH”).. In addition to adhering to general controls to which all medical devices are subject, and special controls such as performance standards, post-market surveillance and patient registries, a Class III device must receive pre-marketing approval to ensure its safety and effectiveness prior to commercialization. Through our ongoing clinical evaluations, the Company has developed a program to obtain this approval for the WavSTAT4 system in the United States.

FDA approval to distribute regulated devices can be obtained in one of two ways. If a new or significantly modified device is “substantially equivalent” to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) pre-market notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Technically, this process is called a marketing “clearance.” Changes to such cleared devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. We received 510(k) clearance from the FDA for our disposable and reusable Optical Biopsy Forceps in December 1996.

A second, more comprehensive process applies to a Class III device that is not substantially equivalent to an existing product or has been determined by FDA to be in this Class. Typically, the applicant (Sponsor) must conduct clinical trials in compliance with testing protocols and patient “informed consent” forms approved by an Institutional Review Board (“IRB” or the “Safety Committee”) at each participating research institution. These boards oversee and approve all clinical studies at their institutions (in some cases a central IRB may approve studies at multiple locations). Second, a Pre-Market Approval (“PMA”) application must be submitted to the FDA describing (i) the clinical trial results, (ii) the device and its components, (iii) the methods, facilities and controls used for manufacture of the device, (iv) proposed labeling and advertising literature, and (v) the demonstration that the product is safe and effective.

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

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an “approval“ letter or a conditional approval letter that contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue the approval letter, authorizing commercial marketing of the device for certain indications for use. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. In some cases, the FDA may grant approval with a requirement for additional clinical data generated as part of a post-approval requirement. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

Changes to approved devices are governed by a variety of submission supplement types and typically FDA is involved with most changes, improvements and labeling during the life of Class III products. In addition products manufactured or distributed pursuant to FDA clearances or approvals, are also subject to other pervasive and continuing regulation by the FDA including record-keeping requirements, recall reporting and reports of adverse experiences when using the product. Products exported also have a variety of regulatory requirements to which the company must comply.

Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections. The Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with Quality System Requirements (QSR) regulations, which impose procedural and documentation requirements upon a manufacturer and any of its contract manufacturers with respect to manufacturing and quality assurance activities. The regulation and Standard described below also require design controls and maintenance of service and customer complaint records.

The International Standard, ISO 13485, is similar to the FDA’s QSR. The company is also inspected against this standard by a retained “Notified Body.” The frequency and depth of the inspections of PMA products are generally more detailed and frequent than products cleared via the 510(k) process. The company’s past two inspections by the FDA did not result in any adverse findings. Similarly, the company’s ISO inspections have confirmed recertification of our CE Mark for export.

Changes in existing requirements or adoption or new requirements or policies could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

The Company submitted a PMA for market clearance of the WavSTAT Optical Biopsy System for use during endoscopic screening of the colon in September 1998, and was approved by the FDA in November 2000. Based upon beta site outcome clinical studies, features were added to the WavSTAT system, and submitted as a supplement to the original filing in September 2001. The supplement for the WavSTAT2 system was approved by the FDA in November 2001. The Company submitted a supplement for approval of WavSTAT3 system in February 2002 and approval was received in August 2002. We anticipate, but do not know for certain, that product improvements requiring approval, or any new applications, such as for the WavSTAT4 system will be submitted as supplements to the original filing rather than as an original PMA filing.

We are also subject to numerous other federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We are not aware of any manufacturing methods for the WavSTAT4 system that will require extensive or costly compliance with environmental regulations. However, since laws change over time there can be no assurance that (i) we will not be required to incur significant costs to comply with all applicable laws and regulations in the future, or (ii) the impact of changes in those laws or regulations or adoption of new laws and regulations will not have a material adverse effect upon our ability to do business.

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

As noted above, devices that comply with the requirements of the Medical Devices Directive and applicable International Standards Organization (ISO) standards are entitled to bear the CE mark. SpectraScience compliance has been confirmed by our Notified Body to market and sell our medical device products in the European Union and other countries that accept the CE Mark. Generally, companies must go through the ISO certification process in order to obtain the CE mark. SpectraScience has held the appropriate ISO certifications since July 2000, and the CE mark authorization was formally issued in October 2000. In order to maintain this certification SpectraScience undergoes a yearly audit by our Notified Body. Our last audit was in 2015, when we confirmed the certification for EN 13485:2003, which is the medical device adaptation of the ISO 9001 standard. There can be no assurance that we will be able to maintain international certification or CE mark authorization for our products or product components. Furthermore, even though a device bears the CE Mark, practical complications may arise with respect to market introduction because of differences among countries in areas such as labeling requirements and reimbursement practices. We may be required to spend significant amounts of capital in order to comply with the various regulatory requirements of foreign countries and achieve reasonable payment for our products.

Product Research and Development

The Company invested significant capital in research and development for the fiscal years ended December 31, 2015 and 2014 as continued improvements were made to the WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $719,000 and $924,000 for the fiscal years ended December 31, 2015 and 2014, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2015.

Distribution and Sales

Our objective is to become a leader in the development and commercialization of advanced minimally-invasive diagnostic products with the capability to differentiate in real-time between healthy, and pre-cancerous or cancerous tissue. During 2015, our sales and marketing efforts have been, and will continue to be focused on marketing the WavSTAT4 System in the colorectal diagnostic market. The WavSTAT4 represents a significant redesign and improvement over previous WavSTATs and the WavSTAT4 was completed and available to market in December 2011. We envision particular emphasis on selling the WavSTAT System in international markets and in June 2012 the Company entered into a distribution agreement with PENTAX Europe GmbH (“PENTAX”), for the sale of the WavSTAT in international markets.

Since June 2012, the Company has sold to PENTAX approximately $707,000 of mobile consoles and disposable forceps. PENTAX continues to be a distributor on a non-exclusive basis. We are exploring other distribution channels to develop marketing programs and sell the WavSTAT in the EU. A precondition to broad sales adoption in the major markets of Europe is the completion of a series of marketing evaluations in each of these major markets conducted by key opinion leaders. These evaluations are required to obtain widespread adoption of the WavSTAT System in each European country. We are conducting these multi-national, multi-center studies in order to provide current clinical results and validate economic impact. These evaluations combine both the aspects of clinical efficacy as well as economic impact and are critical data points. During 2016 our focus will be on moving these evaluations to completion.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended December 31, 2015 and 2014 were as follows:

	2015	2014

Domestic sales	-%	-%

Foreign sales:
Europe	100.0	-
Total foreign sales	100.0	-

Total sales	100.0%	-%

Major Customer

During the two years ended December 31, 2015 and 2014, we had sales to the following customer which represented greater than 10% of our annual revenue:

	December 31,
	2015	2014

PENTAX	$6,600	$-

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

The WavSTAT4 Systems are, and will be, manufactured in accordance with current FDA Quality System Regulations and EN 13485:2003 International Standards, both of which are necessary to sell products within the United States and the European Union. These requirements impose certain procedural and documentation requirements upon SpectraScience with respect to manufacturing and quality assurance activities, as well as upon those third parties with whom the Company contracts to perform certain manufacturing processes.

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

Core Areas of Patent Protection

SpectraScience’s portfolio provides protection in the following key technology, design and methods areas:

•	Localized tissue characterization using optical methods;

•	Specific application and combinations of auto-fluorescence, broadband spectroscopy and video imaging;

•	Design and use of disposable components, in combination with systems and methods, including use of unique identifiers;

•	Algorithms specific to optical assessment of tissue characteristics, particularly involving identification, classification and calibration methods;

•	Clinical applications of these methods and systems for identifying tissue characteristics, including use of display methods, marking methods (including biomarkers) and in combination with treatment; and

•	Applications to further future system development, including applications for screening, treatment and other applications beyond colon and esophageal cancer.

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

Employees

As of March 29, 2016, SpectraScience has five full-time and four part-time employees and consultants, with five involved in manufacturing/engineering, one in sales and marketing and three in finance and administration. The Company’s payroll is administered through an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $2,483,000 and $2,706,000, respectively, during the past two years of operations. As a result, at December 31, 2015 we had an accumulated deficit of approximately $49,499,000. We have incurred net losses from continuing operations of approximately $3,635,000 and $4,488,000 for the years ending December 31, 2015 and 2014, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2015, we had a working capital deficit of approximately $8,325,000. We had an operating cash flow deficit of approximately $1,890,000 for the year ended December 31, 2015 and an operating cash flow deficit of approximately $2,442,000 in 2014. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

Our patents comprise approximately 61% of our assets at December 31, 2015. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE.QB. The last reported closing price of the Common Stock on March 23, 2016 was $0.0081.

The following table sets forth for the calendar period indicated; the quarterly closing prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2015 and 2014.

	Closing Price
	High	Low

Year Ended December, 2014
First Quarter	$0.05	$0.02
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.03	$0.01

Year Ended December, 2015
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.001

 On March 29, 2016 we had approximately 800 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	Various	233,458,015	Convertible Debt Conversion	$694,381

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	10/16/2015	3,009,268	$0.0600	10/16/2020
	11/4/2015	4,444,444	$0.0900	11/4/2020
	12/28/2015	1,169,591	$0.0900	12/28/2020

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

Plan of Operation

During the year ended December 31, 2015, SpectraScience continued improvements made to the WavSTAT4 in 2013 under its distribution agreement with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa. All of the sales of approximately $6,600 for the year ended December 31, 2015 were to PENTAX.

Over the next 12 months, SpectraScience intends to:

•	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

•	Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

•	Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4 ;

•	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular China, the Middle East and India;

•	Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the United States;

•	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

•	Continue to expand and refine our intellectual property portfolio.

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2016, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash balances of approximately $127,000 at December 31, 2015 and $224,000 at December 31, 2014. The approximate $96,000 decrease in cash for the year was a result of approximately $1,890,000 of cash used in operations offset by net proceeds from the sale of convertible debentures and debt of approximately $1,794,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

SpectraScience’s future liquidity and capital requirements will depend upon a number of factors, including but not limited to:

•	The timing and progress of market evaluation clinical trials;

•	The timing and extent to which SpectraScience’s products gain market acceptance;

•	The timing and expense of developing marketing and strategic distribution channels;

•	The progress and expense of developing next generation products and new applications for incorporation into the WavSTAT Optical Biopsy Systems;

•	The potential requirements and related costs for product modifications;

•	The timing and expense of various U.S. and foreign regulatory filings;

•	The maintenance of various U.S. and foreign government approvals, or the timing of receipt of additional approvals;

•	The status, maintenance and enhancement of SpectraScience’s patent portfolio; and

•	The overall effect of global economic conditions, in particular the uncertainty within the economies of the European Union, or the ability of the Company to generate sales revenue.

Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Comparison of years ended December 31, 2015 and December 31, 2014

	Year Ended December 31,		Favorable
	2015	2014	(Unfavorable)%

Revenue	$6,600	$-	$6,600	NM
Cost of revenue	602	(8,083)	(8,685)	107.4%
Gross profit	5,998	8,083	(2,085)	-25.8%

Operating expenses:
Research and development	719,210	924,367	205,157	22.2%
General and administrative	1,475,809	1,414,615	(61,194)	-4.3%
Sales and marketing	294,353	374,753	80,400	21.5%
	2,489,372	2,713,735	224,363	8.3%

Loss from operations	(2,483,374)	(2,705,652)	222,278	-8.2%

Other income (expense)	(1,151,494)	(1,782,629)	631,135	NM

Net income (loss)	$(3,634,868)	$(4,488,281)	$853,413	-19.0%

Revenues

There were revenues of $6,600 for the year ended December 31, 2015 compared to no revenue for the year ended December 31, 2014. We anticipate that revenue will increase on the conclusion of clinical trials and acceptance of our products.

Cost of Revenue

Cost of revenue for the year ended December 31, 2015 increased $8,685 to $602 as a result of warranty expenses on systems previously shipped combined with the shipment of optical biopsy forceps. For the year ended December 31, 2014, cost of revenue was a negative $8,083 as a result of several systems coming off of warranty without any associated costs. We anticipate that cost of revenue will increase on the conclusion of clinical trials and acceptance of our products. The following table reflects the warranty reserve balances at December 31, 2015 and 2014:

Warranty
Reserve

Balance at January 1, 2014	$30,000

Systems coming off warranty in 2014	(18,000)
Balance at December 31, 2014	12,000

Increase in warranty expense in 2015	9,648
Systems coming off warranty in 2015	(21,648)
Balance at December 31, 2015	$-

Research and Development Expenses

Research and development expenses decreased by $205,157, 22.2%, to $719,210 for the year ended December 31, 2015 from $924,367 for the year ended December 31, 2014. This decrease was primarily due to a decrease in payroll expense of approximately $72,000 and a decrease in clinical studies of approximately $121,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses increased by $61,194, 4.3%, to $1,475,809 for the year ended December 31, 2015 from $1,414,615 the year ended December 31, 2014. The primary reason for the increase was an increase in payroll costs of approximately $285,000, offset by a reduction in investor relations costs of approximately $52,000 and a reduction in stock option expense of approximately $154,000. We anticipate that general and administrative expenses will increase as we increase our selling activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $80,400, 21.5%, to $294,353 for the year ended December 31, 2015 from $374,753 for the year ended December 31, 2014. The primary reasons for the decrease were a decrease in payroll costs of approximately $52,000 and a decrease in travel related expenses of approximately $54,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Expense

Other expense for the year ended December 31, 2015 was expense of $1,151,494 compared to expense of $1,782,629 for the year ended December 31, 2014. This change was due primarily to the change in valuation of our derivative liabilities and the profit and loss recognized on the issuance and extinguishment of our debt. We anticipate continued large fluctuations in other expense (income) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	December 31, 2015	December 31, 2014	(Decrease)
Working Capital

Current assets	$611,173	$858,962	$(247,789)
Current liabilities	8,935,773	6,591,087	2,344,686
Working capital deficit	$(8,324,600)	$(5,732,125)	$2,592,475

Long-term debt	$-	$-	$-

Shareholders' deficit	$(7,019,662)	$(4,411,416)	$2,608,246

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,889,786)	$(2,441,793)	$(552,007)
Investing activities	$-	$(6,275)	$(6,275)
Financing activities	$1,793,750	$2,435,000	$(641,250)

	As of December 31,		Increase
	2015	2014	(Decrease)
Balance Sheet Select Information

Cash	$127,493	$223,529	$(96,036)

Accounts receivable	$7,061	$-	$7,061

Inventory	$261,887	$283,624	$(21,737)

Accounts payable and accrued expenses	$2,352,439	$1,509,148	$843,291

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2016, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2015, the Company had a working capital deficit of $8,324,600 and cash of $127,493, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. For the year ended December 31, 2015, the Company raised approximately $2,020,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. These standards require us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $178,000 and $390,000 for the years ended December 31, 2015 and 2014, respectively.

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

Convertible Debentures and Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 815, Debt, or ASC 815 which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the contingent beneficial conversion option, holders’ warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 of the enclosed financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 470 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

Variable Conversion Rate Debentures

Starting in 2015, the Company entered into convertible debentures with floating exercise prices discounted to market prices. As a result, a significant number of shares were either issued in 2015 or will be issued in subsequent periods at deeply discounted variable conversion prices. The downward pressure placed on the Company’s stock as a result of these conversions can be classified as “death spirals” since the investors have no incentive to maintain a stable stock price. The Company accounts for these debentures as derivative liabilities which means the debentures are revalued at the end of each period and gains and losses are recognized at the issuance of the debentures and on the conversion of the debentures.

Over Commitment of Shares

Since the number of shares issuable under convertible debentures with floating exercise prices is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock.

RECENT ACCOUNTING PRONOUNCEMENTS: None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2015 and 2014 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc., and subsidiaries as of December 31, 2015, and the related consolidated statement of operations, shareholders' deficit, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheet of SpectraScience, Inc., and subsidiaries as of December 31, 2014 and the related consolidated statement of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectraScience, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flow for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 20, 2015

SpectraScience, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$127,493	$223,529
Accounts receivable, net	7,061	-
Inventory, current portion	111,887	283,624
Deferred debt issuance costs	80,427	107,636
Prepaid expenses and other current assets	284,305	244,173
Total current assets	611,173	858,962

Fixed assets, net	316	3,665
Long-term inventory	150,000	-
Patents, net	1,185,472	1,347,894
	$1,946,961	$2,210,521

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$941,106	$836,136
Note payable	137,982	100,000
Convertible debt, net of discounts of $349,729 as of December 31, 2015 and $576,502 as of December 31, 2014.	5,825,031	3,920,100
Derivative liability	620,321	1,061,839
Accrued Expenses	1,411,333	673,012
	8,935,773	6,591,087
Total current liabilities
COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value;
2,585,000 shares authorized, issued and outstanding as of December 31, 2015 and December 31, 2014; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of December 31, 2015 and December 31, 2014	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value;
500,000 shares authorized, issued and outstanding as of December 31, 2015 and December 31, 2014; liquidation value of $100,000 as of December 31, 2015 and December 31, 2014	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders' deficit
Series A Convertible Preferred Stock, $.01 par value;
0 shares authorized, issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock, $.01 par value;
746,915,000 shares authorized; 431,247,207 and 194,355,277 shares issued and outstanding as of December 31, 2015 and December 31, 2014	4,312,472	1,943,553
Additional paid in capital	38,166,818	39,509,115
Accumulated deficit	(49,498,952)	(45,864,084)
	(7,019,662)	(4,411,416)
Total shareholders' deficit	$1,946,961	$2,210,521

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
	2015	2014

Revenue	$6,600	$-
Cost of revenue	602	(8,083)
Gross profit	5,998	8,083

Operating expenses:
Research and development	719,210	924,367
General and administrative	1,475,809	1,414,615
Sales and marketing	294,353	374,753
	2,489,372	2,713,735

Loss from operations	(2,483,374)	(2,705,652)

Other income (expense)
Interest expense	(667,892)	(499,797)
Change in fair value of derivative and warrant liabilities	1,174,444	(154,898)
Amortization of derivative and warrant liabilities discount	(904,305)	(1,127,143)
Amortization of deferred debt issuance costs and original issue discount	(353,985)	(281,118)
Gain on extinguishment of debt	260,564	302,510
Loss on issance of variable rate debt	(651,691)	-
Gain on foreign exchange transactions	4,385	-
Other expense, net	(13,014)	(22,183)
	(1,151,494)	(1,782,629)

Net loss	$(3,634,868)	$(4,488,281)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding	216,335,085	170,237,633

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Deficit

For Years Ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance January 1, 2014	166,712,054	$1,667,120	$37,126,602	$(41,375,803)	$(2,582,081)

Non cash issuance of stock options	-	-	389,936	-	389,936
Common stock issued for cash on option exercise	931,200	9,312	9,312	-	18,624
Common stock issued for debt offering costs	1,000,000	10,000	40,000	-	50,000
Conversion of convertible debt	25,712,023	257,121	903,657	-	1,160,778
Warrant valuation on issuance with convertible debt	-	-	1,027,583	-	1,027,583
Warrant valuation on issuance with short term debt	-	-	1,659	-	1,659
Non cash issuance of warrant for consulting services	-	-	10,366	-	10,366
Net loss	-	-	-	(4,488,281)	(4,488,281)

Balance December 31, 2014	194,355,277	1,943,553	39,509,115	(45,864,084)	(4,411,416)

Non cash issuance of stock options	-	-	177,523	-	177,523
Common stock issued for cash on option exercise	200,000	2,000	-	-	2,000
Conversion of convertible debt	236,691,930	2,366,919	(1,576,336)	-	790,583
Warrant valuation on issuance with convertible debt	-	-	118,096	-	118,096
Warrant value reclassed to derivative liability for lack of shares			(64,428)		(64,428)
Non cash issuance of warrant for consulting services	-	-	2,848	-	2,848
Net loss	-	-	-	(3,634,868)	(3,634,868)

Balance December 31, 2015	431,247,207	$4,312,472	$38,166,818	$(49,498,952)	$(7,019,662)

See accompanying reports of independent registered public accounting firms, summary of accountingpolicies and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2015	2014
Operating activities:
Net loss	$(3,634,868)		$(4,488,281)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	165,772		183,973
Non-cash issuance of stock options	177,523		389,936
Non-cash issuance of warrants	2,848		12,025
Amortization of derivative and warrant liabilities discount	904,305		1,127,143
Amortization of deferred debt issuance costs and original issue discount	353,985		281,118
Change in fair value of derivative and warrant liabilities	(1,174,444)		154,898
Gain on extinguishment of debt	(260,564)		(302,510)
Loss on issuance of variable rate debt	651,691		-
Changes in assets and liabilities:
Accounts receivable	(7,061)		60,000
Inventories	21,738		(36,191)
Prepaid expense and other assets	(40,132)		(69,321)
Accounts payable	104,968		(172,882)
Accrued expenses	844,453		418,299
Net cash used in operating activities	(1,889,786)		(2,441,793)

Investing activities:
Purchases of fixed assets	-		(6,275)
Net cash used in investing activities	-		(6,275)

Financing activities:
Proceeds from issuance of convertible notes payable	1,970,250		2,506,376
Proceeds from issuance of note payable	50,000		100,000
Proceeds from issuance of note payable to affiliate	-		-
Payments against note payable to affiliate	-		(30,000)
Payment against note payable	(50,000)		-
Proceeds from issuance of common stock for cash	-		-
Proceeds from exercise of stock options	2,000		18,624
Debt issuance costs	(178,500)		(160,000)
Net cash provided by financing activities	1,793,750		2,435,000

Net increase (decrease) in cash	(96,036)		(13,068)

Cash, beginning of year	223,529		236,597

Cash, end of year	$127,493		$223,529

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$18,000		$-
Income taxes	$-		$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$437,355		$1,089,474
Conversion of interest due on convertible notes to common stock	$68,150		$176,334
Reducton of derivative liability on conversion of convertible notes	$637,874		$-
Reduction of debt discount on conversion of convertible notes	$(84,192)		$-
Reduciton of debt issuance costs on conversion of convertible notes	$(8,041)	$
Conversion of interest payable to increase in note	$37,982		$-
Warrant valuation n issuance with convertible debt	$118,096		$1,027,583
Warrant valuation on issuance with short term debt	$-		$1,659
Derivative liability recorded as debt discount	$654,682		$-
Reclass of warrant value to derivative liability for lack of shares	$(64,428)		$-

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

Note 2: Going Concern

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2016, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 System in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the Company had a working capital deficit of $8,324,600 and cash of $127,493, compared to a working capital deficit of $5,732,125 and cash of $223,529 as of December 31, 2014. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. For the year ended December 31, 2015, the Company raised approximately $2,020,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of December 31, 2015, Convertible Debentures with a face value of $4,313,199 held by 62 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statements in order for them to conform to the 2015 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2015, the Company concentrated on clinical trials in Europe to validate the accuracy and cost effectiveness of the WavSTAT system. In anticipation of purchase orders on the completion of the trials, the Company purchased inventory for approximately 30 consoles which will be used to fulfill initial orders expected from the United Kingdom and Germany.

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

Convertible Debentures/Warrants

For Convertible Debentures issued previous to March 31, 2013 containing exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of FASB Topic 815, Debt, or ASC 815, which requires the measurement and recognition of the fair values for all components related to the Convertible Debentures at the end of each reporting period. We estimate the fair value of the contingent beneficial conversion option, holders’ warrants and agent warrants at each measurement date using a combination of the Black-Scholes-Merton and modified Binomial Lattice option-pricing models. These standards require us to record the fair value of the Convertible Debentures and warrants at the time of issuance and to remeasure these values and record associated income statement expense or benefit at each reporting period. A more detailed description can be found in Note 8 to the financial statements.  For Convertible Debentures issued subsequent to March 31, 2013 which did not contain exchange features, we account for the Convertible Debentures, associated warrants and conversion features under the provisions of ASC 470 which requires the valuation of the debt discount to be recognized on the date of issuance and the amount of debt discount to be amortized over the life of the Convertible Debenture.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Variable Conversion Rate Debentures

Starting in 2015, the Company entered into convertible debentures with floating exercise prices discounted to market prices. As a result, a significant number of shares were either issued in 2015 or will be issued in subsequent periods at deeply discounted variable conversion prices. The downward pressure placed on the Company’s stock as a result of these conversions can be classified as “death spirals” since the investors have no incentive to maintain a stable stock price. The Company accounts for these debentures as derivative liabilities which means the debentures are revalued at the end of each period and gains and losses are recognized at the issuance of the debentures and on the conversion of the debentures.

Over Commitment of Shares

Since the number of shares issuable under convertible debentures with floating exercise prices is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

 Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2015 and 2014, research and development costs were approximately $719,000 and $924,000, respectively.

Fair Value of Financial Instruments

The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2015 and prior. Based on evaluation of the 2015 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2015 and 2014, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2015 or 2014, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2015 or 2014.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 4: Accounts Receivables

Accounts receivables are carried at the expected realizable value and consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Accounts receivable - trade	$7,061	$-
Allowance for doubtful accounts	-	-

Accounts receivable, net	$7,061	$-

During the year ended December 31, 2015, we had one significant customer who accounted for 100% of sales.

At December 31, 2015, we had one significant customer who accounted for 100% of our accounts receivable.

Note 5: Inventory

Inventory is carried at the lower of average cost or market and consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Raw materials	$216,704	$238,441
Finished goods	45,183	45,183
	261,887	283,624
Reserve for obsolescence	-	-
	261,887	283,624
Less long-term portion	150,000	-
	$111,887	$283,624

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 6: Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2015 and 2014:

	December 31,
	2015	2014

Computers and office fixtures	$50,342	$50,342
Machinery and equipment	428,650	428,650
	478,992	478,992

Less accumulated depreciation	478,676	475,327

	$316	$3,665

Depreciation expense for the years ended December 31, 2015 and 2014 was $3,350 and $18,527, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 7: Patents

The following is a summary of patents less accumulated amortization at December 31, 2015 and 2014:

	December 31,
	2015	2014

Patents	$2,980,033	$2,980,033

Less accumulated amortization	1,794,561	1,632,139

	$1,185,472	$1,347,894

Amortization expense associated with patents for the years ended December 31, 2015 and 2014 was $162,422 and $165,446, respectively. The estimated future amortization expense related to patents as of December 31, 2015 is as follows:

Year Ended December 31.	Amount

2016	$160,948
2017	159,347
2018	148,649
2019	135,775
2020	132,962
Thereafter	447,791
Total	$1,185,472

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 8: Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest will accrue at 20% from October 1, 2015 until paid. The note remained outstanding at December 31, 2015 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

On August 12, 2015, the Company issued for cash of $50,000 an unsecured note payable. The terms of the note were a repayment of $53,000 if paid by August 31, 2015 and $58,000 if paid between September 1 and September 30, 2015. The note was repaid in September 2015 in the amount of $58,000.

Convertible Debt

As of December 31, 2015, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of nine months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.03 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.06 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $5,932,345 as of December 31, 2015.

During the year ended December 31, 2015, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, an interest rate ranging from 0-10% per year and original issue discount rate ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the lowest trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $242,415 as of December 31, 2015.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015 and 2014, the balances of the Debentures are as follows:

	December 31,
	2015	2014

Balance at beginning of period	$4,496,602	$2,951,629
Issuance of debentures for cash	1,970,250	2,506,376
Original issue discount	145,263	128,071
Debentures converted to common stock	(437,355)	(1,089,474)
Convertible debt	6,174,760	4,496,602
Less unamortized costs of financing	349,729	576,502
Convertible debt, net of unamortized costs	$5,825,031	$3,920,100

Convertible debt in default	$4,313,199	$1,862,160

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures and Variable Debentures which include conversion rights which vary with the price of the Company’s stock, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using a combination of Black-Scholes option valuation models and Binomial Lattice option valuation models using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is the lesser of six to twelve months or conversion.

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

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Sholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the year ended December 31, 2015, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 386,000,000 shares.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015 and 2014, the balances of the Derivative Liability are as follows:

			Commitment
		Conversion	In Excess of
	Warrants	Feature	Authorized Stock	Total

Balance at January 1, 2014	$803,484	$300,939	$-	$1,104,423

Change in fair value at period end	(38,526)	(4,058)	-	(42,584)
Balance at December 31, 2014	764,958	296,881	-	1,061,839

Liability on issuance of debt and warrants	-	1,306,372	-	1,306,372
Change in fair value at year end	(726,216)	(448,228)	-	(1,174,444)
Elimination of liability on conversion	-	(637,874)	-	(637,874)
Over commitment of stock	-	-	64,428	64,428
Balance at December 31, 2015	$38,742	$517,151	$64,428	$620,321

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the years ended December 31, 2015 and 2014, $118,096 and $1,027,583 were recorded as additional paid-in capital related to the initial valuation of debt discounts and warrants associated with new debentures entered into subsequent to March 3l, 2013.

Management used the following inputs to value the Derivative and Warrant Liabilities for the year ended December 31, 2015:

	12/31/2015		12/31/2014
	Derivative Liability	Warrant Liability	Derivative Liability	Warrant Liability
Expected term	6 months - 1 year	5 years	6 months - 1 year	5 years
Exercise price	$0.0005 - $0.099	$0.075 - $0.1287	$0.045 - $0.099	$0.075 - $0.1287
Expected volatility	286% to 448%	210% to 277%	232% to 242%	189% to 199%
Expected dividends	None	None	None	None
Risk-free interest rate	0.26% to 0.65%	1.32% to 1.76%	0.10% to 0.25%	1.62% to 1.78%
Forfeitures	None	None	None	None

In computing the fair value of the derivative and warrant liability at December 31, 2015 for instruments under the Binomial Lattice option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.025 and an 15% to 56% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants. At December 31, 2014, in computing the fair value of the derivative and warrant liability for instruments under the Binomial Lattice option-pricing model, management assumed a 60% probability of a down round financing event at a price of $0.036 and an 11% to 45% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 9: Income Taxes

The significant components of deferred tax assets as of December 31, 2015 and 2014 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2015	2014

Excess of financial accounting over tax depreciation	$20,000	$31,000
State income tax benefits	1,971,000	2,093,000
Net operating loss carryforward	13,766,000	12,686,000
Warranty expense	-	5,000
Derivative liability expense	1,843,000	1,550,000
Research and development credit carryforwards	663,000	607,000
Patent amortization	(472,000)	(537,000)
Vacation accrual	9,000	10,000
Valuation reserve	(17,800,000)	(16,445,000)
Net deferred tax asset	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

	December 31,
	2015	2014

Federal income tax benefit computed at the Federal statutory rate	$(1,236,000)	$(1,526,000)
Net operating loss	1,080,000	766,000
Timing differences	291,000	576,000
Permanent differences	(27,000)	32,000
Research and development credit	19,000	24,000
Other	(127,000)	128,000
Income tax benefit	$-	$-

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of federal income tax benefit from continuing operations consisted of the following for the year ended:

	December 31,
	2015	2014

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Net current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) resulted from:
Difference between financial and tax depreciation	$12,000	$14,000
State income tax benefits	121,000	31,000
Net operating loss	(1,080,000)	(766,000)
Research and development credits	(57,000)	(69,000)
Amortization of patents	(64,000)	(66,000)
Derivative liability recognition	(293,000)	(623,000)
Vacation accrual	1,000	(7,000)
Warranty expense	5,000	7,000
Other	-	(93,000)
Valuation reserve	1,355,000	1,572,000

Net deferred tax benefit	$-	$-

	$-	$-

At December 31, 2015, the Company had federal net operating loss carry-forwards of approximately $40,487,000 that expire from 2018 through 2035.  In addition, the Company had research and development tax credits of approximately $601,000 that expire from 2018 through 2035. As a result of previous stock transactions, the Company's ability to utilize its net operating loss carry-forwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 10: Lease Obligations

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments ranging from $4,971 in 2015 to $5,432 in 2018 plus an additional shared estimated facility cost of approximately $1,500 per month. Lease expense for the years ended December 31, 2015 and 2014 amounted to $76,520 and $77,770, respectively. The following is a schedule of minimum annual rental payments for the next five years:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ending December 31,

2016	$61,439
2017	63,282
2018	21,727
Thereafter	-

Total minimum lease payments	$146,448

Note 11: Equity Transactions

Series B Convertible Preferred Stock

There are authorized and outstanding 2,585,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B is convertible at $0.20 per common share and carries a liquidation preference of a like amount. At December 31, 2015 and 2014, the Series B had accumulated and unpaid dividends of $106,931.

Due to the lack of authorized shares available, the preferred stock has been classified as mezzanine equity on the face of the balance sheet.

Series C Convertible Preferred Stock

There were authorized and outstanding at December 31, 2015, 500,000 shares of Series C Convertible Preferred Stock (“Series C”). In April 2013, 500,000 shares of the Series C was converted into 500,000 shares of common stock. The remaining 500,000 shares of Series C outstanding at December 31, 2015 carries a liquidation preference of a like amount.

Due to the lack of authorized shares available, the preferred stock has been classified as mezzanine equity on the face of the balance sheet.

Common Stock

In June 2015, an affiliate of the Company exercised a stock option with an exercise price of $0.01 per share for 200,000 shares of common stock.

During the year ended December 31, 2015, holders of Convertible Debentures with a face value of $437,355 converted their debentures and accrued interest into 236,691,930 shares of restricted common stock. In addition, associated with these debentures, the Company paid $68,150 in accrued interest, reduced debt discount by $84,192, reduced debt issuance costs by $89,041, reduced derivative liability by $637,874 and recorded a gain on extinguishment of debt of $260,564.

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

During the year ended December 31, 2014, holders of Convertible Debentures with a face value of $1,089,474 converted their debentures and accrued interest into 25,712,023 shares of restricted common stock. In addition, associated with these debentures, the Company paid $176,322 in accrued interest and recorded a gain on extinguishment of debt of $302,510.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Convertible Debentures

During 2015, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $2,165,514 of Convertible Debentures with fixed conversion prices initially convertible into shares of common stock at a conversion prices ranging from $0.03 to $0.045, together with five-year warrants to purchase approximately 22,904,788 common shares at an exercise prices ranging from $0.06 to $0.09 per share.

During 2014, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $2,634,447 of Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.045, together with five-year warrants to purchase approximately 29,271,670 common shares at an exercise price equal to $0.09 per share.

Stock Options

As of December 31, 2015, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”) which has been approved by our shareholders in August 2014. The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2015, the Company had outstanding options to purchase up to 34,168,800 shares of common stock under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 8% of the Company’s outstanding shares (20,061,168 of which were exercisable). Awards under the Company’s EIP generally vest over four years.

The fair value of options granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following weighted average assumptions to value stock options granted during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Expected term of options	5 years	5 years
Exercise price	$0.01	$0.02
Expected volatility	210%	187%
Expected dividends	None	None
Risk-free interest rate	1.48%	1.64%
Forfeitures	None	None

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

A summary of the status of the options granted under the Company’s 2011 EIP at December 31, 2015 and 2014, and changes during the years then ended is presented below:

		Outstanding Options
	Options
		Weighted	Weighted	Weighted Average
		Average	Average	Remaining
		Exercise	Fair	Contractual Terms in
	Shares	Price	Value	Years

Outstanding, December 31, 2013	15,075,000	$0.18		6.94
Granted	35,550,000	$0.02	$0.02
Exchanged	(14,225,000)	$0.14
Cancelled	(1,175,000)	$0.08
Exercised	(931,200)	$0.02
Outstanding, December 31, 2014	34,293,800	$0.14		8.99
Granted	5,900,002	$0.01	$0.01
Cancelled	(5,825,002)	$0.02
Exercised	(200,000)	$0.01
Outstanding, December 31, 2015	34,168,800	$0.02		8.03

Exercisable, December 31, 2014	14,526,142	$0.02		8.95
Exercisable, December 31, 2015	20,061,168	$0.02		8.04

There was no intrinsic value of the options outstanding under the EIP at December 31, 2015 and 2014.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the options outstanding under the EIP at December 31, 2015, is presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.01	1,200,000	9.10	$0.01	1,200,000	$0.01
$0.02	32,568,800	8.03	$0.02	18,461,168	$0.02
$0.06	200,000	5.85	$0.06	200,000	$0.06
$0.15	200,000	4.96	$0.15	200,000	$0.15
	34,168,800	8.03	$0.02	20,061,168	$0.02

There was one stock option exercised for 200,000 common shares during the year ended December 31, 2015 and one stock option exercised for 931,200 common shares during the year ended December 31, 2014. At December 31, 2015, total unrecognized estimated employee and director compensation cost related to stock options granted is $333,328, which is expected to be recognized over the next three to four years.

Warrants

During the year ended December 31, 2015, in conjunction with the sale of Convertible Debentures and Notes, the Company issued five-year common stock purchase warrants with an exercise prices ranging from $0.06 to $0.09 per share to acquire up to 22,904,788 shares to holders of the Debentures.

In January 2015, the Company issued a five year common stock purchase warrant exercisable into up to 300,000 shares of common stock with an exercise price of $0.09 for services provided by a consultant. The value of these warrants was recorded as non-cash expense in an amount of $2,848 using the Black Sholes Option pricing method.

During the year ended December 31, 2014, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 22,629,000 shares to holders of the Debentures and 2,880,000 similar warrants as compensation to Agents. Of these warrants, approximately 10,385,000 have an exercise price of $0.0745 per share and approximately 15,124,000 have an exercise price of $0.1287 per share.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants granted under various agreements at December 31, 2015 and 2014, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, December 31, 2013	87,929,794	$0.15

Granted	30,457,781	$0.09	$0.05
Expired	(14,957,500)	$0.31
Exercised	-
Outstanding, December 31, 2014	103,430,075	$0.11

Granted	22,904,789	$0.08	$0.01
Expired	(9,459,694)	$0.31
Exercised	-	$-
Outstanding, December 31, 2015	116,875,170	$0.08

Exercisable, December 31, 2014	103,430,075	$0.11
Exercisable, December 31, 2015	116,875,170	$0.08

A summary of the status of the warrants outstanding at December 31, 2015 are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.06	7,175,935	4.61	$0.06	7,175,935	$0.06
$0.07	39,333,936	1.89	$0.07	39,333,936	$0.07
$0.08	1,485,836	0.59	$0.08	1,485,836	$0.08
$0.09	64,656,863	3.58	$0.09	64,656,863	$0.09
$0.13	4,222,600	1.95	$0.13	4,222,600	$0.13
	116,875,170	2.85	$0.08	116,875,170	$0.08

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2015:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$517,151	$517,151
Warrant liability	-	-	38,742	38,742
Commitment in excess of authorized stock	-	-	64,428	64,428
Total	$-	$-	$620,321	$620,321

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$296,881	$296,881
Warrant liability	-	-	764,958	764,958
Total	$-	$-	$1,061,839	$1,061,839

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 13: Loss Per Share

Basic and diluted loss per share are the same for the fiscal years ended December 31, 2015 and 2014, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014

Preferred Stock	3,085,000	3,085,000
Convertible debentures	603,338,377	92,264,257
Options	34,168,800	34,293,800
Warrants	116,875,170	103,430,075
Total	757,467,347	233,073,132

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014

Numerator:
Net loss for basic earnings per share	$(3,634,868)	$(4,488,281)

Net loss for diluted earnings per share	$(3,634,868)	$(4,488,281)

Denominator:
Weighted average basic shares outstanding	216,335,085	170,237,633

Denominator for diluted earnings per share- adjusted weighted average shares	216,335,085	170,237,633

Loss per share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Note 14: Subsequent Events

Convertible Debentures and Warrants

From January 2016 through March 2016, the Company sold Unsecured Convertible Debentures (the “Debentures”) to two accredited investors for aggregate consideration of $300,000. The Debentures mature in twelve months, carries a fixed conversion price of $.0.01, an annual interest rate of 10% and are convertible into 30,000,000 shares of common stock at maturity. The Company received net cash proceeds of approximately $276,000 after payment of fees and expenses of $24,000. In addition, the Company issued the holders of the Debentures detachable five-year warrants to purchase 15,000,000 additional shares of common at an exercise price of $0.02 per share.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In January 2016, two of the Company’s affiliates advanced an accumulated $35,000 in exchange for one-year promissory notes with interest rates of 10%.

From January 2016 through March 2016, holders of Variable Rate Convertible Debentures with a face value of $76,162 converted their debentures and accrued interest into 236,266,584 shares of common stock. In addition, the Company entered into Forbearance Agreements with a group of these investors in order to hold a shareholders’ meeting for the purpose of increasing authorized shares to satisfy the over commitment of shares resulting from the exercise of the Variable Rate Convertible Debentures.

In February 2016, the Company paid $40,000 to the Trustee of Oncoscope’s Bankruptcy proceeding for the purchase of all of the assets of Oncoscope.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weakness which has caused management to conclude that as of December 31, 2015 our disclosure controls and procedures were not effective at the reasonable assurance level:

During the year ended December 31, 2015, The Company issued Variable Rate Debentures which contained conversion privileges at a discount to the Company’s common stock price. Since there was not a floor on the level to which the common stock could trade, the price of common stock ended up at a level at which the number of shares into which the Debentures could be converted was significantly greater than the authorized shares of the Company. This resulted in complex transactions and analysis to properly reflect the effect on the Company’s financial statements. The Company had not timely prepared for the proper recordation of this set of transactions.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

In light of the material weakness we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that as of December 31, 2015, such internal control over financial reporting was not effective.  This was due to a deficiency that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. This material weakness is related to our internal control over the transactions related to the Variable Rate Debentures discussed above.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 has not been attested to by Haynie & Company, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	67	2011/2010
Lowell W. Giffhorn, Chief Financial Officer and Secretary	69	2013
Mark McWilliams, Chairman of the Board	59	2004
Sheldon L. Miller, Director	79	2010
Stanley Pappelbaum, M.D., Director	78	2006
F. Duwaine Townsen, Director	82	2009
Rand Mulford	72	2014

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to Insiders were complied with.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of four non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams, Rand Mulford and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2015

The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers who were “Named Executive Officers” during the years ended December 31, 2015, 2014 and 2013.

Name and	Fiscal		Deferred	Option	All Other
Principal Position	Year	Salary ($)	Compensation ($)	Awards ($)	Compensation ($)	Total ($)

Michael P. Oliver (1)	2015	$325,000	$183,333	$-	$-	$508,333
President, CEO and Director	2014	$241,667	$-	$239,014	$-	$480,681
	2013	$197,000	$-	$-	$-	$197,000

Lowell W. Giffhorn (2)	2015	$90,000	$-	$-	$-	$90,000
CFO and Secretary	2014	$90,000	$-	$89,630	$-	$179,630

(1)	Mr. Oliver was appointed President and CEO on November 29, 2010. In January 2014, we entered into an employment agreement with Mr. Oliver. Per the terms of the agreement, Mr. Oliver’s base salary was $225,000 per year until the company accumulated at least $2,000,000 of equity financing in one transaction or $3,000,000 in the aggregate at which time his base salary was increased to $325,000 per year. He will be entitled to an annual bonus of up to 50% of his base salary based on performance criteria to be determined by the Board of Directors. He shall be entitled to 12 month’s severance pay if terminated for reasons other than cause, as defined in the agreement, and an additional 12 month’s severance if a change in control action, as defined in the agreement, takes place.

(2)	Mr. Giffhorn’s employment with the Company started in September 2013. Mr. Giffhorn devotes approximately 50% of his time to the Company’s affairs.

(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

Pension Benefits. The Company does not have a pension benefit plan.

Nonqualified Deferred Compensation. Mr. Oliver deferred $183,333 of compensation during 2015 which represented the difference between his annual salary and the amount he was paid previous to the time before the Company accumulated at least $3,000,000 in accumulated financings. This amount became payable in 2015.

Outstanding Equity Awards at Fiscal Year End. The following table describes the outstanding stock option grants to named executive officers at year end. There are no Stock Awards issued or outstanding.

	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Michael P. Oliver (1)	7,104,159	4,895,841	$0.02	1/10/2024
President, CEO and Director

Lowell W. Giffhorn (2)	1,500,000	3,000,000	$0.02	1/10/2024
CFO and Secretary

(1)	Option vests over four years, with 2,600,000 vesting on grant and 195,833 vesting per month for 48 months.

(2)	Option vests over four years, with 1,500,000 vesting on grant and 62,500 vesting per month for 48 months subject to Mr. Giffhorn accepting full-time employment with the Company.

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

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2015:

DIRECTOR COMPENSATION FOR 2014

	Fees
	Earned
	or
	Paid In	Option
	Cash	Awards	Total
Name	($)	($)	($)

Mark McWilliams	$-	$2,454	$2,454
Sheldon L. Miller	$-	$2,454	$2,454
Stanley Pappelbaum, M.D.	$-	$2,454	$2,454
F. Duwaine Townsen	$-	$2,454	$2,454
Rand Mulford	$-	$3,927	$3,927

The option awards amount represent the value of the current year amortization of stock options issued in prior years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2015 information on our equity compensation plans in effect as of that date:

Number of securities
remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	34,168,800	$0.02	831,200

Equity compensation plans not approved by security holders	-		-

Total	34,168,800	$0.02	831,200

EQUITY COMPENSATION PLAN INFORMATION

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”) it was approved by the shareholders in August 2014. The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2015, the amount reserved under the EIP is 35,000,000 shares of common stock with stock option grants for 34,168,800 common shares outstanding and 831,200 shares of common stock available for future stock option grants.

OWNERSHIP OF COMMON STOCK

The following table shows as of March 29, 2016, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 29, 2016. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 667,513,791 shares of Common Stock outstanding as of March 29, 2016, plus for each individual, any securities that individual has the right to acquire within 60 days of March 29, 2016.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)	Ownership

Sheldon L. Miller (2)(10)	4,727,743	*
Michael P. Oliver (3)(11)(10)	8,230,241	1.2%
Stanley Pappelbaum M.D. (4)(10)	1,443,438	*
Mark McWilliams (5)(10)	1,971,616	*
F. Duwaine Townsen (6)(10)	1,000,187	*
Lowell W. Giffhorn (7) (11)	1,500,000	*
Rand Mulford (8)	400,000	*

All officers and directors as a group (9) (7 persons)	19,273,225	2.8%

**	Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.

(2)	Includes 993,438 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(3)	Includes 8,181,241 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(4)	Includes 1,393,438 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(5)	Includes 468,987 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016. Also includes warrants to purchase 162,697 shares of Common Stock.

(6)	Includes 1,000,187 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(7)	Includes 1,500,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(8)	Includes 200,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016.

(9)	Includes 13,737,291 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 29, 2016. Also includes warrants to purchase 162,697 shares of Common Stock.

(10)	Director

(11)	Executive Officer

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

Independent Public Accountants’ Fees.   In January 2016, we changed our independent public accounting firm to Haynie & Company. HJ Associates & Consultants, LLP audited our consolidated financial statements for the year ended December 31, 2014.

The following table presents fees for professional services rendered for the two most recent fiscal years.

Fee category	2015	2014

Audit fees	$88,000	63,000

Audit-related fees	$-	-

Tax fees	$1,600	1,750

All other fees	$-	-

Total fees	$89,600	64,750

(1)	Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.

(2)	Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal years ended December 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Shareholders’ Equity from December 31, 2013 to December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

SpectraScience, Inc. (Registrant)

Date: March 30, 2016	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: March 30, 2016
President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Lowell W. Giffhorn
Lowell W. Giffhorn	Date: March 30, 2016
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 30, 2016
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 30, 2016
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: March 30, 2016
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: March 30, 2016
Director

/s/ Rand Mulford
Rand Mulford	Date: March 30, 2016
Director

SPECTRASCIENCE, INC.

EXHIBIT INDEX

FORM 10-K FOR FISCAL YEAR 2015

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among the Company, Euclid Partners IV, L.P., EuclidSR Partners, L.P., EuclidSR Biotechnology Partners IV, L.P., Stephen L. Watson and Ross Flewelling (Incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K filed on November 13, 2007)
3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.3 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2009, filed on November 16, 2009)
3.2	Amended and Restated Articles of Incorporation(Incorporated by reference to exhibit 3.1 to the Company Report on Form 8-K filed August 6, 2004)
3.3	Amended Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on April 30, 2009)
3.4	Certificate of Redesignation of Series C Preferred Stock (Incorporated by reference to exhibit 3.4 to the Company Report on Form 10-K filed April 18, 2013)
4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.2	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)
4.3	Common Stock Purchase Warrant issued to Placement Agent (Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008)
4.4	Certificate of Designation of Rights and Preferences of Series B Preferred stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.5	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009)
4.6	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series C Preferred Stock(Incorporated by reference to exhibit 4.5 to the Company Report on Form 8-K filed June 24, 2010)
4.7	Certificate of Designation of Rights and Preferences of Series C Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.6 to the Company Report on Form 8-K filed June 24, 2010)
4.8	Form of Agent Warrant for Series C Preferred Stock offering (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
4.9	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed on January 30, 2013)
4.10	Form of Warrant issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 8-K filed on January 30, 2013)
10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009)
10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004 and to Registration Statement on Form S-8 dated September 9, 2005)
10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)

10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.6*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2012)
10.7*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2012)
10.8	Dealer Agreement dated April 6, 2010 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.9	Dealer Agreement dated July 2, 2009 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)
10.10	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-K filed on April 18, 2012)
10.11	Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.12	Form of Convertible Debenture by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.13	Form of Warrant for each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.3 to the Company’s Report on Form 10-Q filed on March 28, 2014)
10.14*	Employment Agreement of Michael P. Oliver dated January 1, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K filed on June 27, 2014)
21+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, SpectraScience International, Inc., a Minnesota corporation, and SpectraScience (UK) Ltd., a foreign Entity
23.1+	Consent of Independent Registered Public Accounting Firm- Haynie & Company
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

+ Filed herewith.

* Denotes management compensatory plan or contract.

