Form 10-Q
period 2016-03-31
SPECTRASCIENCE INC
filed 2016-05-20
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 20, 2016 was 668,651,881.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three months Ended March 31, 2016

PART I     FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2016	December 31,
	(Unaudited)	2015

ASSETS
Current assets:
Cash	$1,785	$127,493
Accounts receivable, net	-	7,061
Inventory, current portion	143,525	111,887
Prepaid expenses and other current assets	247,419	284,305
Total current assets	392,729	530,746

Fixed assets, net	-	316
Long-term inventory	150,000	150,000
Patents, net	1,145,235	1,185,472
	$1,687,964	$1,866,534

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,068,824	$941,106
Note payable	137,982	137,982
Notes payable- related parties	35,000	-
Convertible debt, net of discounts of $323,962 as of March 31, 2016 and $430,156 as of December 31, 2015	6,107,633	5,744,604
Derivative liability	1,564,661	620,321
Accrued Expenses	1,520,552	1,411,333
Total current liabilities	10,434,652	8,855,346

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of March 31, 2016 and December 31, 2015, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015; liquidation value of $100,000 as of March 31, 2016 and December 31, 2015, respectively	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, $.01 par value; 746,915,000 shares authorized; 667,513,791 and 431,247,207 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	6,675,138	4,312,472
Additional paid in capital	36,102,610	38,166,818
Accumulated deficit	(51,555,286)	(49,498,952)
Total shareholders' deficit	(8,777,538)	(7,019,662)
	$1,687,964	$1,866,534

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$-	$-
Cost of revenue	-	(6,000)
Gross profit	-	6,000

Operating expenses:
Research and development	194,007	174,680
General and administrative	307,841	381,454
Sales and marketing	79,413	39,862
	581,261	595,996

Loss from operations	(581,261)	(589,996)

Other income (expense)
Interest expense	(374,130)	(144,502)
Change in fair value of derivative and warrant liabilities	(887,494)	(677,584)
Amortization of derivative and warrant liabilities discount	(141,561)	(290,109)
Amortization of deferred debt issuance costs and original issue discount	(62,530)	(87,814)
Gain on extinguishment of debt	1,166	82,728
Loss on foreign exchange transactions	(8,924)	-
Other income (expense), net	(1,600)	(2,413)
	(1,475,073)	(1,119,694)

Net loss	$(2,056,334)	$(1,709,690)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	609,825,530	194,355,277

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three months ended March 31, 2016

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2015	431,247,207	$4,312,472	$38,166,818	$(49,498,952)	$(7,019,662)

Conversion of convertible debt	236,266,584	2,362,666	(2,105,861)	-	256,805
Non cash stock option expense	-	-	40,001	-	40,001
Non cash issuance of warrant for consulting services	-	-	1,652	-	1,652
Net loss	-	-	-	(2,056,334)	(2,056,334)

Balance March 31, 2016	667,513,791	$6,675,138	$36,102,610	$(51,555,286)	$(8,777,538)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(2,056,334)	$(1,709,690)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	40,552	41,443
Non-cash interest	94,329	-
Non-cash issuance of stock options and warrants	40,001	59,768
Non-cash expense related to commitment of common stock in excess of authorized shares	131,504	-
Amortization of derivative and warrant liabilities discount	141,561	290,109
Amortization of deferred debt issuance costs and original issue discount	62,530	87,814
Issuance of common stock for services	350	-
Change in fair value of derivative and warrant liabilities	887,494	677,584
Gain on extinguishment of debt	(1,166)	(82,728)
Changes in assets and liabilities:
Accounts receivable	7,061	-
Inventory	(31,639)	(259)
Prepaid expense and other assets	36,887	15,297
Accounts payable	127,720	14,131
Accrued expenses	112,154	66,957
Net cash used in operating activities	(406,996)	(539,574)

Investing activities:
Purchases of fixed assets	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	300,000	410,000
Proceeds from issuance of notes payable to related parties	35,000	-
Debt issuance costs	(53,712)	(24,000)
Net cash provided by financing activities	281,288	386,000

Net decrease in cash	(125,708)	(153,574)

Cash, beginning of year	127,493	223,529

Cash, end of period	$1,785	$69,955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$75,812	$114,604
Conversion of accrued interest to note payable	$-	$15,000

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Company had a working capital deficit of $10,041,923 and cash of $1,785, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2016, the Company raised $311,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of March 31, 2016, Convertible Debentures with a face value of $4,750,976 held by 70 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of March 31, 2016, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock.  At March 31, 2016, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 21,394,089 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Expected term	3 to 5 years	5 years
Exercise price	$0.02 to $.04	$0.01
Expected volatility	243% to 266%	210%
Expected dividends	None	None
Risk-free interest rate	1.04% to 1.49%	1.48%
Forfeitures	None	None

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

For the three month periods ended March 31, 2016 and 2015, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	March 31,	March 31,
	2016	2015

Preferred Stock	3,085,000	3,085,000
Convertible debentures	378,651,041	101,060,673
Options	34,168,800	40,193,802
Warrants	132,875,170	109,205,387
Total	548,780,011	253,544,862

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015

Numerator:
Net loss for basic earnings per share	$(2,056,334)	$(1,709,690)
Net loss for diluted earnings per share	$(2,056,334)	$(1,709,690)

Denominator:
Weighted average basic shares outstanding	609,825,530	194,355,277
Denominator for diluted earnings per share-
Adjusted weighted average shares	609,825,530	194,355,277

Income (loss) per share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Inventory

Inventory consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Raw materials	$257,114	$216,704
Finished goods	36,411	45,183
	293,525	261,887
Reserve for obsolescence	-	-
	293,525	261,887
Less long-term portion	150,000	150,000
	$143,525	$111,887

During the three months ended March 31, 2016, the Company purchased the inventory of Oncoscope, Inc. from the Trustee of Oncoscope’s bankruptcy proceeding for a total of $40,000. This amount has been reflected as raw materials.

Recently Adopted and Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended Interest – Imputation of Interest of the Accounting Standards Codification. The amended guidance requires that debt issuance costs related to a recognized debt liability, which were presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements in order for them to conform to the 2016 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest will accrue at 20% from October 1, 2015 until paid. The note remained outstanding at March 31, 2016 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Notes Payable- Related Parties

During the three months ended March 31, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for one year 10% promissory notes. The balance of the notes remains $35,000 at March 31, 2016.

Convertible Debentures

As of March 31, 2016, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at initial conversion prices ranging from $0.01 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $6,232,345 as of March 31, 2016.

During the three months ended March 31, 2016, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $199,250 as of March 31, 2016 which includes $29,712 of principal either added to the original notes or issued as new notes related to forbearance agreements as a result of the Company not having an adequate number of authorized shares to honor the noteholders conversion requests.

As of March 31, 2016 and December 31, 2015, the balances of the Debentures are as follows:

	March 31,	December 31,
	2016	2015

Balance at beginning of period	$6,174,760	$4,496,602
Issuance of debentures for cash	300,000	1,970,250
Original issue discount	-	145,263
Issuance of debentures for forbearance	29,712	-
Debentures converted to common stock	(72,877)	(437,355)
Convertible debt	6,431,595	6,174,760
Less unamortized costs of financing	323,962	430,156
Convertible debt, net of unamortized costs	$6,107,633	$5,744,604

Convertible debt in default	$4,750,976	$4,313,199

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. In addition, outstanding Variable Debentures contain variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using a Black-Scholes option valuation model using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

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

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Sholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the three months ended March 31, 2016, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 466,000,000 shares

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of March 31, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

			Commitment
		Conversion	In Excess of
	Warrants	Feature	Authorized Stock	Total

Balance at January 1, 2015	$764,958	$296,881	$-	$1,061,839

Liability on issuance of debt and warrants	-	1,306,372	-	1,306,372
Change in fair value at year end	(726,216)	(448,228)	-	(1,174,444)
Elimination of liability on conversion	-	(637,874)	-	(637,874)
Over commitment of stock	-	-	64,428	64,428
Balance at December 31, 2015	38,742	517,151	64,428	620,321

Liability on issuance of debt and warrants	-	137,071	-	137,071
Change in fair value at year end	222,069	665,425	-	887,494
Elimination of liability on conversion	-	(211,729)	-	(211,729)
Over commitment of stock	-	-	131,504	131,504
Balance at March 31, 2016	$260,811	$1,107,918	$195,932	$1,564,661

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the three months ended March 31, 2016, holders of Convertible Debentures with a face value of $72,877 and accrued interest of $2,935 converted their debentures into 236,266,584 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $1,166.

Warrants

During the three months ended March 31, 2016, in conjunction with the sale of Convertible Debentures, the Company issued five year common stock purchase warrants to acquire up to 15,000,000 shares to holders of the Debentures. These warrants have an exercise price of $0.02 per share.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black-Sholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the three months ended March 31, 2016.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The balance of all warrants outstanding as of March 31, 2016 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2016	116,875,170	$0.08
Granted	16,000,000	$0.02
Cancelled	-	$-
Exercised	-	$-
Outstanding at March 31, 2016	132,875,170	$0.08

Exercisable at March 31, 2016	132,875,170	$0.08

Stock Options

Options outstanding as of March 31, 2016 are as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2016	34,168,800	$0.02	8.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at March 31, 2016	34,168,800	$0.02	7.79	$-

Exercisable at March 31, 2016	21,394,089	$0.02	7.79	$-

Weighted average fair value of options granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.0042, the closing market price of the Company’s common stock on March 31, 2016 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

At March 31, 2016, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $293,327, which we expect to be recognized over the next four years.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of March 31, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2016
Derivative liability	$-	$-	$1,107,918	$1,107,918
Warrant liability	-	-	260,811	260,811
Commitment in excess of authorized stock	-	-	195,932	195,932
Total	$-	$-	$1,564,661	$1,564,661

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

			Commitment
	Warrant	Derivative	In Excess of	Total
	Liability	Liability	Authorized Stock	Liability
Balance December 31, 2015	$38,742	$517,151	$64,428	$620,321

Liability on issuance of debt and warrants	-	137,071	-	137,071

Elimination of liability on conversion	-	(211,729)	-	(211,729)

Change in estimated fair value (1)	222,069	665,425	-	887,494

Commitment in excess of authorized stock	-	-	131,504	131,504

Balance March 31, 2016	$260,811	$1,107,918	$195,932	$1,564,661

(1)	Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Management used the following inputs to value the Derivative and Warrant Liabilities for the three months ended March 31, 2016:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.00025 - $0.099	$0.075 - $0.1287
Expected volatility	280% to 334%	279% to 283%
Expected dividends	None	None
Risk-free interest rate	0.37% to 0.75%	1.21% to 1.49%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at March 31, 2016 for instruments under the Binomial Lattice option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

6. Contingencies

None

7. Subsequent Events

Series AA Preferred Shares

On April 15, 2016, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized the issuance of up to three thousand (3,000) shares of a new series of preferred stock, par value $0.0001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors.

Convertible Debentures and Warrants

During April 2016, the Company received an advance of $150,000 against a yet to be finalized Secured Convertible Debenture (the “Debenture”) to an accredited investor. The terms of the Debenture are anticipated to include a two to three year maturity, a conversion price that will vary based on the price of the Company’s stock and an annual interest rate of 8%. The Company received net cash proceeds of approximately $138,000 after payment of fees and expenses of $12,000. The secured interest is on all of the assets of the Company.

In May 2016 a holder of Variable Rate Convertible Debentures with a face value of $1,138 converted their debenture and accrued interest into 1,138,090 shares of common stock.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreements with Laidlaw and other agents and their effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Plan of Operation

During the three month period ended March 31, 2016, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$-	$-	$-	NM
Cost of revenue	-	(6,000)	(6,000)	NM
Gross profit	-	6,000	(6,000)	NM

Operating expenses:
Research and development	194,007	174,680	(19,327)	11.1%
General and administrative	307,841	381,454	73,613	19.3%
Sales and marketing	79,413	39,862	(39,551)	99.2%
	581,261	595,996	14,735	2.5%

Loss from operations	(581,261)	(589,996)	8,735	1.5%

Other income (expense)	(1,475,073)	(1,119,694)	(355,379)	31.7%

Net loss	$(2,056,334)	$(1,709,690)	$(346,644)	20.3%

Revenues

There was no revenue during the three months ended March 31, 2016 or 2015. We anticipate that revenue will resume as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was no cost of revenue during the three months ended March 31, 2016 compared to a negative cost of sales of $6,000 during the three months ended March 31, 2015. The negative amount was result of two systems coming off of warranty with no associated costs. We anticipate that as revenue resumes as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also resume. The following table reflects the status of the warranty reserve as of March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Balance at the beginning of the year	$-	$12,000

Increase in warranty expense	-	-
Systems coming off warranty	-	(6,000)
Ending balance	$-	$6,000

Research and Development Expenses

Research and development expenses increased by $19,327, 11.1%, to $194,007 for the quarter ended March 31, 2016 from $174,680 for the three months ended March 31, 2015. This increase was due to an increase in regulatory affairs costs of approximately $17,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $73,613, 19.3%, to $307,841 for the quarter ended March 31, 2016 compared to $381,454 for the quarter ended March 31, 2015. This decrease was due primarily to a reduction in costs associated with the issuance of stock options in an amount of approximately $36,000, a reduction in legal and professional fees of approximately $28,000 and a reduction in payroll and consulting expenses of approximately $17,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $39,551, 99.2%, to $79,413 for the quarter ended March 31, 2016 from $39,862 for the quarter ended March 31, 2015. The primary reason for the increase was an increase in payroll costs as a result of an unfavorable change in exchange rates coupled with an increase in costs related to stock option expenses. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2016 was expense of $1,475,073 compared to expense of $1,119,694 for the quarter ended March 31, 2015. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	March 31, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$392,729	$530,746	$(138,017)
Current liabilities	10,434,652	8,855,346	1,579,306
Working capital deficit	$(10,041,923)	$(8,324,600)	$1,717,323

Long-term debt	$-	$-	$-

Stockholders' deficit	$(8,777,538)	$(7,019,662)	$1,757,876

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(436,708)	$(539,574)	$(102,866)
Investing activities	$-	$-	$-
Financing activities	$311,000	$386,000	$(75,000)

	As of		Increase
	March 31, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$1,785	$127,493	$(125,708)

Accounts receivable	$-	$7,061	$(7,061)

Inventory	$293,525	$261,887	$31,638

Accounts payable and accrued expenses	$2,589,376	$2,352,439	$236,937

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

As of March 31, 2016, the Company had a working capital deficit of $10,041,923 and cash of $1,785, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2016, The Company raised $311,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	1/5/2016	47,792,095	Conversion of debt	$71,690
	1/7/2016	21,143,358	Conversion of debt	$27,486
	1/8/2016	10,477,808	Conversion of debt	$11,526
	1/13/2016	21,143,358	Conversion of debt	$19,029
	1/14/2016	21,031,250	Conversion of debt	$14,722
	1/19/2016	44,466,008	Conversion of debt	$35,573
	1/28/2016	13,020,534	Conversion of debt	$10,416
	2/9/2016	17,142,850	Conversion of debt	$13,714
	2/24/2016	37,049,323	Conversion of debt	$37,049
	3/14/2016	3,000,000	Conversion of debt	$15,600

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

As of May 20, 2016 there are Unsecured Convertible Debentures with a face value of $4,750,976 held by 70 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of May 20, 2016, none of the Holders of these Debentures have elected to provide notice of default.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: May 20, 2016	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 20, 2016	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

