Form 10-Q
period 2016-06-30
SPECTRASCIENCE INC
filed 2016-08-15
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 15, 2016 was 715,742,635.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Six Months Ended June 30, 2016

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$27,860	$127,493
Accounts receivable, net	950	7,061
Inventory, current portion	159,731	111,887
Prepaid expenses and other current assets	213,232	284,305
Total current assets	401,773	530,746

Fixed assets, net	-	316
Long-term inventory	150,000	150,000
Patents, net	1,104,998	1,185,472
	$1,656,771	$1,866,534

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,114,495	$941,106
Secured convertible note payable	500,000	-
Note payable	137,982	137,982
Notes payable- related parties	35,000	-
Convertible debt, net of discounts and costs of $275,872 as of June 30, 2016 and $430,156 as of December 31, 2015	6,193,715	5,744,604
Derivative liability	769,905	620,321
Accrued Expenses	1,674,716	1,411,333
Total current liabilities	10,425,813	8,855,346

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of June 30, 2016 and December 31, 2015, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015; liquidation value of $100,000 as of June 30, 2016 and December 31, 2015, respectively	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders’ deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, $.01 par value; 746,915,000 shares authorized; 673,176,881 and 431,247,207 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6,731,769	4,312,472
Additional paid in capital	36,111,807	38,166,818
Accumulated deficit	(51,643,468)	(49,498,952)
Total shareholders’ deficit	(8,799,892)	(7,019,662)
	$1,656,771	$1,866,534

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$950	$-	$950	$-
Cost of revenue	868	(6,000)	868	(12,000)
Gross profit	82	6,000	82	12,000

Operating expenses:
Research and development	194,155	157,329	388,162	332,009
General and administrative	306,213	344,811	614,054	726,265
Sales and marketing	101,214	94,098	180,627	133,960
	601,582	596,238	1,182,843	1,192,234

Loss from operations	(601,500)	(590,238)	(1,182,761)	(1,180,234)

Other income (expense)
Interest expense	(208,347)	(147,041)	(579,299)	(291,543)
Change in fair value of derivative and warrant liabilities	624,873	277,361	(262,621)	(400,223)
Amortization of derivative and warrant liabilities discount	(94,735)	(233,187)	(236,296)	(523,296)
Amortization of deferred debt issuance costs and original issue discount	(62,920)	(84,576)	(125,450)	(172,390)
Gain on extinguishment of debt	245,908	36,641	247,074	119,369
Income on foreign exchange transactions	13,616	-	4,691	-
Other income (expense), net	(5,077)	(2,221)	(9,854)	(4,634)
	513,318	(153,023)	(961,755)	(1,272,717)

Net loss	$(88,182)	$(743,261)	$(2,144,516)	$(2,452,951)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	668,866,352	197,124,162	640,797,803	195,747,368

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the six months ended June 30, 2016

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2015	431,247,207	$4,312,472	$38,166,818	$(49,498,952)	$(7,019,662)

Conversion of convertible debt	241,929,674	2,419,297	(2,136,665)	-	282,632
Non cash stock option expense	-	-	80,002	-	80,002
Non cash issuance of warrant for consulting services	-	-	1,652	-	1,652
Net loss	-	-	-	(2,144,516)	(2,144,516)

Balance June 30, 2016	673,176,881	$6,731,769	$36,111,807	$(51,643,468)	$(8,799,892)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(2,144,516)	$(2,452,951)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	80,789	82,887
Non-cash interest	31,364	-
Non-cash issuance of stock options and warrants	80,003	100,369
Non-cash expense related to commitment of common stock in excess of authorized shares	132,130	-
Loss on issuance of variable rate notes	84,434	-
Amortization of derivative and warrant liabilities discount	236,296	523,296
Amortization of deferred debt issuance costs and original issue discount	125,450	172,390
Issuance of common stock for services	700	-
Change in fair value of derivative and warrant liabilities	262,620	400,223
Gain on extinguishment of debt	(247,073)	(119,369)
Changes in assets and liabilities:
Accounts receivable	6,111	-
Inventory	(47,845)	(5,599)
Prepaid expense and other assets	71,073	40,576
Accounts payable	173,391	108,753
Accrued expenses	274,152	219,661
Net cash used in operating activities	(880,921)	(929,764)

Investing activities:
Purchases of fixed assets	-	-
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	300,000	820,750
Proceeds from issuance of notes payable to related parties	35,000	-
Proceeds from issuance of secured note payable	500,000	-
Proceeds from exercise of stock options	-	4,500
Debt issuance costs	(53,712)	(76,780)
Net cash provided by financing activities	781,288	748,470

Net decrease in cash	(99,633)	(181,294)

Cash, beginning of year	127,493	223,529

Cash, end of period	$27,860	$42,235

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$88,550	$157,839
Exchange of convertible notes and accrued interest to new notes	$42,896	$-
Conversion of accrued interest to note payable	$-	$15,000

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

The Company has developed and received the European CE mark approval to market a proprietary, minimally invasive technology that optically illuminates tissue in real-time to distinguish between normal, pre-cancerous or cancerous cells without the need to remove the subject cell tissue from the body to make such determinations. The WavSTAT System operates by using cool, safe laser light to optically illuminate and analyze tissue, enabling the physician to make an instant diagnosis during endoscopy when screening for cancer, and if warranted, to begin immediate treatment during the same procedure. Beginning in December 2011, the WavSTAT 4 version of the product began to be sold in the European Union for clinical trials related to colon cancer detection. In June 2012, the Company entered into a distribution agreement with PENTAX Europe, GmbH.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Going Concern

Historically, the Company’s sources of cash have come from the issuance and sale of equity securities and debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2016, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 System in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of June 30, 2016, the Company had a working capital deficit of $10,024,040 and cash of $27,860, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2016, the Company raised $811,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of June 30, 2016, Convertible Debentures with a face value of $4,882,276 held by 79 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

As of June 30, 2016, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock. At June 30, 2016, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 22,727,003 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected term	None	None	None	5 years
Exercise price	None	None	None	$0.01
Expected volatility	None	None	None	210%
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	None	1.48%
Forfeitures	None	None	None	None

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

For the six month periods ended June 30, 2016 and 2015, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	June 30, 2016	June 30, 2015

Preferred Stock	3,085,000	3,085,000
Convertible debentures	247,559,219	101,009,574
Options	34,168,800	39,718,802
Warrants	132,875,170	99,995,693
Total	417,688,189	243,809,069

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Numerator:
Net loss for basic earnings per share	$(88,182)	$(743,261)	$(2,144,516)	$(2,452,951)
Net loss for diluted earnings per share	$(88,182)	$(743,261)	$(2,144,516)	$(2,452,951)

Denominator:
Weighted average basic shares outstanding	668,866,352	197,124,162	640,797,803	195,747,368
Denominator for diluted earnings per share-
Adjusted weighted average shares	668,866,352	197,124,162	640,797,803	195,747,368

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Inventory

Inventory consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Raw materials	$257,114	$216,704
Finished goods	52,617	45,183
	309,731	261,887
Reserve for obsolescence	-	-
	309,731	261,887
Less long-term portion	150,000	150,000
	$159,731	$111,887

During the six months ended June 30, 2016, the Company purchased the inventory of Oncoscope, Inc. from the Trustee of Ondoscope’s bankruptcy proceeding for a total of $40,000. This amount has been included in raw materials.

Recently Adopted and Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended Interest – Imputation of Interest of the Accounting Standards Codification. The amended guidance requires that debt issuance costs related to a recognized debt liability, which were presented as deferred charges (assets), be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five-year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest will accrue at 20% from October 1, 2015 until paid. The note remained outstanding at June 30, 2016 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

Notes Payable- Related Parties

During the six months ended June 30, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes. The balance of the notes remains $35,000 at June 30, 2016.

Convertible Debentures

As of June 30, 2016, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at initial conversion prices ranging from $0.01 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $6,232,345 as of June 30, 2016.

During the six months ended June 30, 2016, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $237,242 as of June 30, 2016 which includes $11,466 of principal either added to the original notes or issued as new notes related to forbearance agreements as a result of the Company not having an adequate number of authorized shares to honor the noteholders conversion requests and $109,496 of variable rate notes purchased from previous note holders and consolidated into the holdings of one new noteholder.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

As of June 30, 2016 and December 31, 2015, the balances of the Debentures are as follows:

	June 30, 2016	December 31, 2015

Balance at beginning of period	$6,174,760	$4,496,602
Issuance of debentures for cash	300,000	1,970,250
Original issue discount	-	145,263
Issuance of debentures for forbearance	29,712	-
Debentures converted to common stock	(84,356)	(437,355)
Debentures exchanged for new debentures	49,471	-
Convertible debt	6,469,587	6,174,760
Less unamortized costs of financing	275,872	430,156
Convertible debt, net of unamortized costs	$6,193,715	$5,744,604

Convertible debt in default	$4,882,276	$4,313,199

Secured Convertible Note

During the three months ended June 30, 2016, the Company issued for cash of $500,000 a Secured Convertible Debenture (the “Debenture”) to an accredited investor. The terms of the Debenture are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company.

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

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Sholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the six months ended June 30, 2016, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 341,000,000 shares

As of June 30, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

			Commitment
			In Excess of
	Warrants	Conversion Feature	Authorized Stock	Total

Balance at January 1, 2015	$764,958	$296,881	$-	$1,061,839

Liability on issuance of debt and warrants	-	1,306,372	-	1,306,372
Change in fair value at year end	(704,538)	(469,906)	-	(1,174,444)
Elimination of liability on conversion	-	(637,874)	-	(637,874)
Over commitment of stock	-	-	64,428	64,428
Balance at December 31, 2015	60,420	495,473	64,428	620,321

Liability on issuance of debt and warrants	44,394	233,017	-	277,411
Change in fair value at year end	124,709	137,911	-	262,620
Elimination of liability on conversion	-	(522,577)	-	(522,577)
Over commitment of stock	-	-	132,130	132,130
Balance at June 30, 2016	$229,523	$343,824	$196,558	$769,905

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the six months ended June 30, 2016, holders of Convertible Debentures with a face value of $84,356 and accrued interest of $4,194 converted their debentures into 241,929,674 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $50,595.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Warrants

During the six months ended June 30, 2016, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire up to 15,000,000 shares to holders of the Debentures. These warrants have an exercise price of $0.02 per share.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black-Sholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the six months ended June 30, 2016.

The balance of all warrants outstanding as of June 30, 2016 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2016	116,875,170	$0.08
Granted	16,000,000	$0.02
Cancelled	-	$-
Exercised	-	$-
Outstanding at June 30, 2016	132,875,170	$0.08

Exercisable at June 30, 2016	132,875,170	$0.08

Stock Options

Options outstanding as of June 30, 2016 are as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2016	34,168,800	$0.02	8.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at June 30, 2016	34,168,800	$0.02	7.54	$-

Exercisable at June 30, 2016	22,727,003	$0.02	7.54	$-

Weighted average fair value of options granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.004, the closing market price of the Company’s common stock on June 30, 2016 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

At June 30, 2016, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $253,326, which we expect to be recognized over the next four years.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of June 30, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2016
Derivative liability	$-	$-	$343,824	$343,824
Warrant liability	-	-	229,523	229,523
Commitment in excess of authorized stock	-	-	196,558	196,558
Total	$-	$-	$769,905	$769,905

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the three months ended June 30, 2016:

			Commitment
	Warrant	Derivative	In Excess of	Total
	Liability	Liability	Authorized Stock	Liability
Balance December 31, 2015	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	233,017	-	277,411

Elimination of liability on conversion	-	(522,577)	-	(522,577)

Change in estimated fair value (1)	124,709	137,911	-	262,620

Commitment in excess of authorized stock	-	-	132,130	132,130

Balance June 30, 2016	$229,523	$343,824	$196,558	$769,905

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the six months ended June 30, 2016:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.00025 - $0.099	$0.02 - $0.1287
Expected volatility	272% to 334%	249% to 283%
Expected dividends	None	None
Risk-free interest rate	0.37% to 1.05%	1.21% to 1.49%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at June 30, 2016, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

6. Contingencies

None

7. Subsequent Events

Variable Rate Convertible Debentures

In July and August 2016, a holder of Variable Rate Convertible Debentures with principal of $85,800 and accrued interest of $551 converted their debentures into 42,565,754 shares of common stock. The same investor purchased $111,279 of previously issued and outstanding Variable Rate Convertible Debentures for an exchange amount of $174,043.

Secured Convertible Debenture

In July 2016, the Company issued for cash of $100,000 a Secured Convertible Debenture (the “Debenture”) to an accredited investor. The terms of the Debenture are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company and is shared equally with a previous secured party.

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

Plan of Operation

During the six-month period ended June 30, 2016, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

Over the next 12 months, SpectraScience intends to:

Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4;

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$950	$-	$950	NM
Cost of revenue	868	(6,000)	(6,868)	NM
Gross profit	82	6,000	(5,918)	NM

Operating expenses:
Research and development	194,155	157,329	(36,826)	23.4%
General and administrative	306,213	344,811	38,598	11.2%
Sales and marketing	101,214	94,098	(7,116)	7.6%
	601,582	596,238	(5,344)	-0.9%

Loss from operations	(601,500)	(590,238)	(11,262)	-1.9%

Other income (expense)	513,318	(153,023)	666,341	-435.5%

Net loss	$(88,182)	$(743,261)	$655,079	-88.1%

Revenues

There was minimal revenue during the three months ended June 30, 2016 and no revenue during the three months ended June 30, 2015. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was minimal cost of revenue during the three months ended June 30, 2016 compared to a negative cost of sales of $6,000 during the three months ended June 30, 2015. The negative amount was the result of two systems coming off of warranty with no associated costs. We anticipate that as revenue increases as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also increase. The following table reflects the status of the warranty reserve as of June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015

Balance at the beginning of the period	$-	$12,000

Increase in warranty expense	-	-
Systems coming off warranty	-	(6,000)
Balance at the end of the period	$-	$6,000

Research and Development Expenses

Research and development expenses increased by $36,826, 23.4%, to $194,155 for the quarter ended June 30, 2016 from $157,329 for the three months ended June 30, 2015. This increase was due to an increase in clinical costs of approximately $35,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $38,598, 11.2%, to $306,213 for the quarter ended June 30, 2016 compared to $344,811 for the quarter ended June 30, 2015. This decrease was due primarily to a reduction in costs associated with the issuance of stock options in an amount of approximately $19,000, a reduction in legal and professional fees of approximately $12,000 and a reduction in travel and related expenses of approximately $4,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $7,116, 7.6%, to $101,214 for the quarter ended June 30, 2016 from $94,098 for the quarter ended June 30, 2015. The primary reason for the increase was an increase in travel and related costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2016 was income of $513,318 compared to expense of $153,023 for the quarter ended June 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$950	$-	$950	NM
Cost of revenue	868	(12,000)	(12,868)	-107.2%
Gross profit	82	12,000	(11,918)	-99.3%

Operating expenses:
Research and development	388,162	332,009	(56,153)	-16.9%
General and administrative	614,054	726,265	112,211	15.5%
Sales and marketing	180,627	133,960	(46,667)	-34.8%
	1,182,843	1,192,234	9,391	0.8%

Loss from operations	(1,182,761)	(1,180,234)	(2,527)	-0.2%

Other income (expense)	(961,755)	(1,272,717)	310,962	24.4%

Net loss	$(2,144,516)	$(2,452,951)	$308,435	12.6%

Revenues

There was minimal revenue during the six months ended June 30, 2016 and no revenue during the six months ended June 30, 2015. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was minimal cost of revenue during the six months ended June 30, 2016 compared to a negative cost of sales of $12,000 during the six months ended June 30, 2015. The negative amount was the result of four systems coming off of warranty with no associated costs. We anticipate that as revenue increases as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also increase. The following table reflects the status of the warranty reserve as of June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015

Balance at the beginning of the period	$-	$12,000

Increase in warranty expense	-	-
Systems coming off warranty	-	(12,000)
Balance at the end of the period	$-	$-

Research and Development Expenses

Research and development expenses increased by $56,153, 16.9%, to $388,162 for the six months ended June 30, 2016 from $332,009 for the six months ended June 30, 2015. This increase was due to an increase in clinical costs of approximately $38,000, an increase in regulatory costs of approximately $10,000 and an increase in consulting costs of approximately $10,000. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $112,211, 15.5%, to $614,054 for the six months ended June 30, 2016 compared to $726,265 for the six months ended June 30, 2015. This decrease was due primarily to a reduction in costs associated with the issuance of stock options in an amount of approximately $55,000, a reduction in legal and professional fees of approximately $45,000 and a reduction in travel and related expenses of approximately $5,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $46,667, 34.8%, to $180,627 for the six months ended June 30, 2016 from $133,960 for the six months ended June 30, 2015. The primary reason for the increase was an increase in stock option expense of approximately $19,000, an increase in travel and related costs of approximately $14,000 and an increase in payroll costs of approximately $11,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2016 was expense of $961,755 compared to expense of $1,272,717 for the six months ended June 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	June 30, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$401,773	$530,746	$(128,973)
Current liabilities	10,425,813	8,855,346	1,570,467
Working capital deficit	$(10,024,040)	$(8,324,600)	$1,699,440

Long-term debt	$-	$-	$-

Stockholders’ deficit	$(8,799,892)	$(7,019,662)	$1,780,230

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(880,921)	$(929,764)	$(48,843)
Investing activities	$-	$-	$-
Financing activities	$781,288	$748,470	$32,818

	As of		Increase
	June 30, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$27,860	$127,493	$(99,633)

Accounts receivable	$950	$7,061	$(6,111)

Inventory	$309,731	$261,887	$47,844

Accounts payable and accrued expenses	$2,789,211	$2,352,439	$436,772

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2016, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of June 30, 2016, the Company had a working capital deficit of $10,024,040 and cash of $27,860, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the three months ended June 30, 2016, The Company raised $811,000, net of transaction costs of $24,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	5/5/2016	1,138,090	Conversion of debt	$3,870
	6/1/2016	1,400,000	Conversion of debt	$6,020
	6/24/2016	3,125,000	Conversion of debt	$15,937

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

Item 3. Defaults Upon Senior Securities

As of August 15, 2016 there are Unsecured Convertible Debentures with a face value of $4,882,276 held by 79 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of August 15, 2016, none of the Holders of these Debentures have elected to provide notice of default.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On August 8, 2016, the Company, via a Written Consent of Shareholders, voted on the following proposal:

Proposal: Amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of capital stock from 750,000,000 to 1,250,000,000, consisting of an increase in authorized shares of common stock from 746,000,000 to1,246,000,000.

Of 3,703,742,635 shares eligible to vote as of August 8, 2016 (the “Record Date”), of which 3,000,000,000 were represented by the Series AA Super Voting Power Class, the holders of record of 3,000,000,000 shares voted via the Written Consent of Shareholders.

For	Against	Abstain	Broker Non-Votes
3,000,000,000	0	0	0

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: August 15, 2016	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 15, 2016	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

