Form 10-Q
period 2016-09-30
SPECTRASCIENCE INC
filed 2016-11-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 8, 2016 was 752,171,222.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2016

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$1,927	$127,493
Accounts receivable, net	950	7,061
Inventory, current portion	157,631	111,887
Prepaid expenses and other current assets	318,475	284,305
Total current assets	478,983	530,746

Fixed assets, net	—	316
Long-term inventory	150,000	150,000
Patents, net	1,064,761	1,185,472
	$1,693,744	$1,866,534

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,165,255	$941,106
Secured convertible notes payable	850,000	—
Note payable	137,982	137,982
Notes payable- related parties	35,000	—
Convertible debt, net of discounts and costs of $188,070 as of September 30, 2016 and $430,156 as of December 31, 2015	6,241,726	5,744,604
Derivative liability	584,274	620,321
Accrued expenses	1,968,516	1,411,333
Total current liabilities	10,982,753	8,855,346

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of September 30, 2016 and December 31, 2015, respectively	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015; liquidation value of $100,000 as of September 30, 2016 and December 31, 2015, respectively	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders’ deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Series AA Super Voting Preferred Stock, $.001 par value; 3,000 and 0 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	—
Common stock, $.01 par value;1,246,912,000 and 746,915,000 shares authorized; 736,525,000 and 431,247,207 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,365,250	4,312,472
Additional paid in capital	35,735,456	38,166,818
Accumulated deficit	(52,420,568)	(49,498,952)
Total shareholders' deficit	(9,319,859)	(7,019,662)
	$1,693,744	$1,866,534

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$4,200	$-	$5,150	$-
Cost of revenue	2,100	-	2,968	(12,000)
Gross profit	2,100	-	2,182	12,000

Operating expenses:
Research and development	127,428	172,405	515,590	504,415
General and administrative	281,993	284,724	896,047	1,010,989
Sales and marketing	90,303	50,700	270,930	184,660
	499,724	507,829	1,682,567	1,700,064

Loss from operations	(497,624)	(507,829)	(1,680,385)	(1,688,064)

Other income (expense)
Interest expense	(169,743)	(183,184)	(749,042)	(474,727)
Change in fair value of derivative and warrant liabilities	(156,769)	753,538	(419,390)	353,315
Amortization of derivative and warrant liabilities discount	(115,027)	(176,661)	(351,323)	(699,957)
Amortization of deferred debt issuance costs and original issue discount	(43,481)	(90,130)	(168,931)	(262,520)
Gain on extinguishment of debt	213,584	-	460,658	119,369
Income on foreign exchange transactions	(6,079)	-	(1,388)	-
Other expense, net	(1,961)	(4,893)	(11,815)	(9,527)
	(279,476)	298,670	(1,241,231)	(974,047)

Net loss	$(777,100)	$(209,159)	$(2,921,616)	$(2,662,111)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	712,309,055	198,039,192	664,896,833	196,519,704

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders' Deficit
For the nine months ended September 30, 2016
(unaudited)

					Additional		Total
	Series AA Super Voting Preferred		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2015	-	$-	431,247,207	$4,312,472	$38,166,818	$(49,498,952)	$(7,019,662)

Conversion of convertible debt	-	-	305,277,793	3,052,778	(2,553,014)	-	499,764
Non cash stock option expense	-	-	-	-	120,003	-	120,003
Non cash issuance of warrant for consulting services	-	-	-	-	1,652	-	1,652
Issuance of Series AA Super Voting Preferred Stock	3,000	3	-	-	24,997	-	25,000
Special dividend related to Series AA Super
Voting Preferred Stock	-	-	-	-	(25,000)	-	(25,000)
Net loss	-	-	-	-	-	(2,921,616)	(2,921,616)

Balance September 30, 2016	3,000	$3	736,525,000	$7,365,250	$35,735,456	$(52,420,568)	$(9,319,859)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(2,921,616)	$(2,662,111)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	121,026	124,329
Non-cash interest	31,364	-
Non-cash issuance of stock options and warrants	120,004	140,370
Non-cash expense related to commitment of common stock in excess of authorized shares	107,107	-
Loss on issuance of variable rate notes	84,584	-
Amortization of derivative and warrant liabilities discount	351,323	699,957
Amortization of deferred debt issuance costs and original issue discount	168,931	262,520
Issuance of common stock for services	700	-
Change in fair value of derivative and warrant liabilities	419,390	(353,315)
Gain on extinguishment of debt	(460,658)	(119,369)
Changes in assets and liabilities:
Accounts receivable	6,111	-
Inventory	(45,744)	(20,224)
Prepaid expense and other assets	(34,170)	(64,146)
Accounts payable	244,149	(43,245)
Accrued expenses	580,645	481,516
Net cash used in operating activities	(1,246,854)	(1,553,718)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	300,000	1,520,250
Proceeds from issuance of notes payable to related parties	35,000	-
Proceeds from issuance of secured notes payable	850,000	-
Proceeds from exercise of stock options	-	4,500
Debt issuance costs	(63,712)	(139,500)
Net cash provided by financing activities	1,121,288	1,385,250

Net decrease in cash	(125,566)	(168,468)

Cash, beginning of year	127,493	223,529

Cash, end of period	$1,927	$55,061

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$8,000
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$499,763	$157,839
Exchange of convertible notes and accrued interest to new notes	$103,551	$-
Warrant valuation on issuance of convertible debentures	$-	$225,700
Valuation of Series AA Super Voting Preferred Stock	$25,000	-
Conversion of accrued interest to note payable	$-	$15,000

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, the Company had a working capital deficit of $10,503,770 and cash of $1,927, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2016, the Company raised $1,185,000, net of transaction costs of $34,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of September 30, 2016, Convertible Debentures with a face value of $5,473,032 held by 75 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Variable Conversion Rate Debentures

Starting in 2015, the Company entered into convertible debentures with floating exercise prices discounted to market prices. As a result, a significant number of shares were either issued or may be issued at deeply discounted variable conversion prices. The downward pressure placed on the Company’s stock as a result of these conversions can be classified as “death spirals” since the investors have no incentive to maintain a stable stock price. The Company accounts for these debentures as derivative liabilities which means the debentures are revalued at the end of each period and gains and losses are recognized at the issuance of the debentures and on the conversion of the debentures.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

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

As of September 30, 2016, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock. At September 30, 2016, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP and the Company’s prior Amended 2001 Stock Plan of which up to 24,059,921 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. Management used the following weighted average assumptions to value stock options granted during the three and nine month periods ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Expected term	None	None	None	5 years
Exercise price	None	None	None	$0.01
Expected volatility	None	None	None	210%
Expected dividends	None	None	None	None
Risk-free interest rate	None	None	None	1.48%
Forfeitures	None	None	None	None

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

For the nine month periods ended September 30, 2016 and 2015, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	September 30, 2016	September 30, 2015

Preferred Stock	3,088,000	3,085,000
Convertible debentures	111,110,776	117,229,747
Options	34,168,800	38,064,635
Warrants	131,389,332	108,251,866

Total	279,756,908	266,631,248

The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Numerator:
Net income (loss) for basic earnings per share	$(777,100)	$(209,159)	$(2,921,616)	$(2,662,111)
Net income (loss) for diluted earnings per share	$(777,100)	$(209,159)	$(2,921,616)	$(2,662,111)

Denominator:
Weighted average basic shares outstanding	712,309,055	198,039,192	664,896,833	196,519,704
Denominator for diluted earnings per share-
Adjusted weighted average shares	712,309,055	198,039,192	664,896,833	196,519,704

Income (loss) per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Inventory

Inventory consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Raw materials	$255,014	$216,704
Finished goods	52,617	45,183
	307,631	261,887
Reserve for obsolescence	-	-
	307,631	261,887
Less long-term portion	150,000	150,000
	$157,631	$111,887

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

During the nine months ended September 30, 2016, the Company purchased the inventory of Oncoscope, Inc. from the Trustee of Ondoscope’s bankruptcy proceeding for a total of $40,000. This amount, net of amounts sold of $2,100, has been included in raw materials.

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

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five-year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest accrues at 20% from October 1, 2015 until paid. The note remained outstanding at September 30, 2016 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

Notes Payable- Related Parties

During the nine months ended September 30, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes. The balance of the notes remains $35,000 at September 30, 2016.

Convertible Debentures

As of September 30, 2016, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

into common stock at initial conversion prices ranging from $0.01 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $6,232,345 as of September 30, 2016.

During the nine months ended September 30, 2016, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $197,451 as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the balances of the Debentures are as follows:

	September 30, 2016	December 31, 2015

Balance at beginning of period	$6,174,760	$4,496,602
Issuance of debentures for cash	300,000	1,970,250
Original issue discount	-	145,263
Issuance of debentures for forbearance	29,712	-
Debentures converted to common stock	(196,944)	(437,355)
Debentures exchanged for new debentures	122,268	-
Convertible debt	6,429,796	6,174,760
Less unamortized costs of financing	188,070	430,156
Convertible debt, net of unamortized costs	$6,241,726	$5,744,604

Convertible debt in default	$5,473,032	$4,313,199

Secured Convertible Note

During the nine months ended September 30, 2016, the Company issued for cash of $850,000 Secured Convertible Debentures (the “Debentures”) to two accredited investors. The terms of the Debentures are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company.

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

fair value. In addition, outstanding Variable Debentures contain variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using a Black-Scholes option valuation model using similar assumptions to those described under “Stock-Based Compensation.” The period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. Therefore, the resulting effect on net loss is subject to significant fluctuation and will continue to be so until the Company’s Debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the nine months ended September 30, 2016, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 266,000,000 shares. On October 23, 2016, there was an increase in authorized shares that was reflected on the September 30, 2016 Balance Sheet but was not used in the calculation to determine the over commitment of shares as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the balances of the Derivative Liability are as follows:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

			Commitment
		Conversion	In Excess of
	Warrants	Feature	Authorized Stock	Total

Balance at January 1, 2015	$764,958	$296,881	$-	$1,061,839

Liability on issuance of debt and warrants	-	1,306,372	-	1,306,372
Change in fair value at year end	(704,538)	(469,906)	-	(1,174,444)
Elimination of liability on conversion	-	(637,874)	-	(637,874)
Over commitment of stock	-	-	64,428	64,428
Balance at December 31, 2015	60,420	495,473	64,428	620,321

Liability on issuance of debt and warrants	44,394	407,209	-	451,603
Change in fair value at period end	80,395	80,495	-	160,890
Elimination of liability on conversion	-	(755,647)	-	(755,647)
Over commitment of stock	-	-	107,107	107,107
Balance at September 30, 2016	$185,209	$227,530	$171,535	$584,274

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the nine months ended September 30, 2016, holders of Convertible Debentures with a face value of $196,944 and accrued interest of $4,745 converted their debentures into 305,277,793 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $53,038.

Warrants

During the nine months ended September 30, 2016, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire up to 15,000,000 shares to holders of the Debentures. These warrants have an exercise price of $0.02 per share.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black-Scholes Option pricing model and was included as non-cash expenses and additional paid-in capital during the nine months ended September 30, 2016.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The balance of all warrants outstanding as of September 30, 2016 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2016	116,875,170	$0.08
Granted	16,000,000	$0.02
Cancelled	(1,485,838)	$0.08
Exercised	-	$-
Outstanding at September 30, 2016	131,389,332	$0.08

Exercisable at September 30, 2016	131,389,332	$0.08

Stock Options

Options outstanding as of September 30, 2016 are as follows:

		Weighted	Weighted Average
		Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2016	34,168,800	$0.02	8.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at September 30, 2016	34,168,800	$0.02	7.28	$-

Exercisable at September 30, 2016	24,059,921	$0.02	7.29	$-

Weighted average fair value of options
granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.0035, the closing market price of the Company’s common stock on September 30, 2016 as quoted on the Over-the-Counter Bulletin Board under the symbol “SCIE”.

At September 30, 2016, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $213,325, which we expect to be recognized over the next four years.

Series AA Preferred Shares

On April 15, 2016, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized the issuance of up to three thousand (3,000) shares of a new series of preferred stock, par value $0.001 per share, designated “Series AA Super Voting Preferred Stock,” for which the board of directors established the rights, preferences and limitations thereof.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors. The Company recorded a special dividend and valued the Series AA Super Voting Preferred Stock at $25,000 as of September 30, 2016.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. The Black-Scholes option valuation model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of September 30, 2016:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2016
Derivative liability	$-	$-	$227,530	$227,530
Warrant liability	-	-	185,209	185,209
Commitment in excess of authorized stock	-	-	171,535	171,535
Total	$-	$-	$584,274	$584,274

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

			Commitment
	Warrant	Derivative	In Excess of	Total
	Liability	Liability	Authorized Stock	Liability
Balance December 31, 2015	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	407,209	-	451,603

Elimination of liability on conversion	-	(755,647)	-	(755,647)

Change in estimated fair value (1)	80,395	80,495	-	160,890

Commitment in excess of authorized stock	-	-	107,107	107,107

Balance September 30, 2016	$185,209	$227,530	$171,535	$584,274

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended September 30, 2016:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.00025 - $0.099	$0.02 - $0.1287
Expected volatility	272% to 334%	247% to 283%
Expected dividends	None	None
Risk-free interest rate	0.37% to 1.05%	1.14% to 1.49%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at September 30, 2016, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

6. Contingencies

None

7. Subsequent Events

Variable Rate Convertible Debentures

In October and November 2016, a holder of Variable Rate Convertible Debentures with principal of $13,772 and accrued interest of $498 converted a portion of their debentures into 15,646,222 shares of common stock.

Secured Convertible Debenture

In October 2016, the Company issued for cash of $150,000 a Secured Convertible Debenture (the “Debenture”) to an accredited investor. The terms of the Debenture are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company and is shared equally with a previous secured party.

Increase in Authorized Shares

On October 23, 2016, the increase in authorized capital stock from 750,000,000 shares to 1,250,000,000 shares became effective. The increase in authorized shares has been reflected on the Company’s Balance Sheet as of September 30, 2016.

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

Plan of Operation

During the nine month period ended September 30, 2016, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

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

Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the nited States;

Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$4,200	$-	$4,200	NM
Cost of revenue	2,100	-	(2,100)	NM
Gross profit	2,100	-	2,100	NM

Operating expenses:
Research and development	127,428	172,405	44,977	26.1%
General and administrative	281,993	284,724	2,731	-1.0%
Sales and marketing	90,303	50,700	(39,603)	-78.1%
	499,724	507,829	8,105	1.6%

Loss from operations	(497,624)	(507,829)	10,205	2.0%

Other income (expense)	(279,476)	298,670	(578,146)	193.6%

Net loss	$(777,100)	$(209,159)	$(567,941)	-271.5%

Revenues

There was minimal revenue during the three months ended September 30, 2016 and no revenue during the three months ended September 30, 2015. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was minimal cost of revenue during the three months ended September 30, 2016 and no cost of sales during the three months ended September 30, 2015. We anticipate that as revenue increases as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also increase.

Research and Development Expenses

Research and development expenses decreased by $44,977, 26.1%, to $127,428 for the quarter ended September 30, 2016 from $172,405 for the three months ended September 30, 2015. This decrease was due to a decrease in clinical costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses remained stable at $281,993 compared to $284,724 for the quarter ended September 30, 2015. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $39,603, 78.1%, to $90,303 for the quarter ended September 30, 2016 from $54,700 for the quarter ended September 30, 2015. The primary reason for the increase was an increase in payroll costs related to the change in foreign currency values. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2016 was expense of $279,476 compared to income of $298,670 for the quarter ended September 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$5,150	$-	$5,150	NM
Cost of revenue	2,968	(12,000)	(14,968)	-124.7%
Gross profit	2,182	12,000	(9,818)	-81.8%

Operating expenses:
Research and development	515,590	504,415	(11,175)	-2.2%
General and administrative	896,047	1,010,989	114,942	11.4%
Sales and marketing	270,930	184,660	(86,270)	-46.7%
	1,682,567	1,700,064	17,497	1.0%

Loss from operations	(1,680,385)	(1,688,064)	7,679	0.5%

Other income (expense)	(1,241,231)	(974,047)	(267,184)	-27.4%

Net loss	$(2,921,616)	$(2,662,111)	$(259,505)	-9.7%

Revenues

There was minimal revenue during the nine months ended September 30, 2016 and no revenue during the nine months ended September 30, 2015. We anticipate that revenue will increase as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe.

Cost of Revenue

There was minimal cost of revenue during the nine months ended September 30, 2016 compared to a negative cost of sales of $12,000 during the nine months ended September 30, 2015. The negative amount was the result of four systems coming off warranty with no associated costs. We anticipate that as revenue increases as a result of our distribution agreement with PENTAX and continuing direct sales efforts in certain locations once sufficient information has been accumulated from our MORDIS trials in Europe, that associated costs will also increase. The following table reflects the status of the warranty reserve as of September 30, 2016 and 2015:

Three months ended September 30,
	2016	2015

Balance at the beginning of the period	$-	$-

Increase in warranty expense	-	-
Systems coming off warranty	-	-
Balance at the end of the period	$-	$-

Research and Development Expenses

Research and development expenses increased by $11,175, 2.2%, to $515,590 for the nine months ended September 30, 2016 from $504,415 for the nine months ended September 30, 2015. This increase was due to an increase in consulting costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $114,942, 11.4%, to $896,047 for the nine months ended September 30, 2016 compared to $1,010,989 for the nine months ended September 30, 2015. This decrease was due primarily to a reduction in costs associated with the issuance of stock options in an amount of approximately $55,000, a reduction in legal and professional fees of approximately $45,000 and a reduction in travel and related expenses of approximately $5,000. We anticipate that general and administrative expenses will increase as we increase our activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $86,270, 46.7%, to $270,930 for the nine months ended September 30, 2016 from $184,660 for the nine months ended September 30, 2015. The primary reason for the increase was an increase in stock option expense of approximately $19,000 and an increase in payroll costs of approximately $59,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2016 was expense of $1,241,231 compared to expense of $974,047 for the nine months ended September 30, 2015. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense) as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	September 30, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$478,983	$530,746	$(51,763)
Current liabilities	10,982,753	8,855,346	2,127,407
Working capital deficit	$(10,503,770)	$(8,324,600)	$2,179,170

Long-term debt	$-	$-	$-

Stockholders' deficit	$(9,319,859)	$(7,019,662)	$2,300,197

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,246,854)	$(1,553,718)	$(306,864)
Investing activities	$-	$-	$-
Financing activities	$1,121,288	$1,385,250	$(263,962)

	As of		Increase
	September 30, 2016	December 31, 2015	(Decrease)
Balance Sheet Select Information

Cash	$1,927	$127,493	$(125,566)

Accounts receivable	$950	$7,061	$(6,111)

Inventory	$307,631	$261,887	$45,744

Accounts payable and accrued expenses	$3,133,771	$2,352,439	$781,332

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

As of September 30, 2016, the Company had a working capital deficit of $10,503,770 and cash of $1,927, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two-year period from the date of the Engagement Agreement. Subsequent to March 31, 2013, the Company has engaged other agents to assist the Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2016, the Company raised $1,185,000, net of transaction costs of $34,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	7/6/2016	3,400,000	Conversion of debt	$13,600
	7/13/2016	4,626,797	Conversion of debt	$18,507
	7/20/2016	5,700,000	Conversion of debt	$21,090
	7/27/2016	3,000,000	Conversion of debt	$9,300
	7/29/2016	5,838,957	Conversion of debt	$22,188
	8/4/2016	8,000,000	Conversion of debt	$25,600
	8/10/2016	12,000,000	Conversion of debt	$42,000
	8/15/2016	15,782,365	Conversion of debt	$47,347
	8/26/2016	5,000,000	Conversion of debt	$17,500

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

Item 3. Defaults Upon Senior Securities

As of November 14, 2016, there are Unsecured Convertible Debentures with a face value of $5,473,032 held by 75 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of November 14, 2016, none of the Holders of these Debentures have elected to provide notice of default.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation dated August 2, 2004

3.2	Certificate of Amendment to Articles of Incorporation dated September 21, 2009

3.3	Amendment to Amended and Restated Articles of Incorporation dated July 13, 2012

3.4	Amendment to Amended and Restated Articles of Incorporation dated August 21, 2014

3.5	Amendment to Amended and Restated Articles of Incorporation dated August 8, 2016

3.6	Amended Bylaws dated November 15, 2012

3.7	Certificate of Designations Series A dated June 12, 2007

3.8	Certificate of Designaitons Series B dated June 22, 2009

3.9	Certificate of Designations Serices C dated April 9, 2010

3.10	Certificate of Designations Series AA Super Voting dated April 15, 2016

3.11	Certificate of Designatins Series A, Series B, Series C, Series AA dated June 28, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpectraScience, Inc. (Registrant)

Date: November 14, 2016	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2016	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

