Form 10-K
period 2016-12-31
SPECTRASCIENCE INC
filed 2017-03-31
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2016

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

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

Yes [  ] No [X]

The aggregate market value of the voting Common Stock held by non-affiliates, computed by reference to the price at which the voting Common Stock was sold as of the last business day of the Company’s most recently completed second fiscal quarter is $5,632,000.

As of March 31, 2017, the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, were 1,413,320,059.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECTRASCIENCE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2016

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Risk Factors” and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

As used in this annual report, the terms “we”, “us”, “our”, and “SpectraScience” mean SpectraScience, Inc., unless otherwise indicated.

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

Colorectal cancer is primarily diagnosed through the discovery and histo-pathologic analysis of polyps. Colon polyps are small masses of tissue found in the lining of the colon that may be either benign or malignant. The most commonly performed and generally accepted colorectal cancer screening procedure to detect polyps is an endoscopy of the colon, known as a colonoscopy. According to the American Society for Gastrointestinal Endoscopy guidelines for colorectal cancer screening, large polyps (greater than 1 centimeter) are generally removed as a matter of course and sent to pathology for evaluation. On the other hand, the guidelines further state that small polyps (less than 1 centimeter which account for approximately 85% of all polyps) require, “individualized treatment on a case by case basis”. The clinical utility of the WavSTAT4 occurs when the physician must decide the best course of treatment for small polyps. When small polyps are found, it is left to the physician’s discretion based primarily on visual assessment, whether to remove the polyp, place the patient under surveillance, or to perform a physical biopsy. If a biopsy is performed and cancer or pre-cancer is documented by pathology, the polyp must then be removed. Historically in this context, approximately 70% of the physical biopsies taken are determined to be benign. The WavSTAT4 can significantly reduce the procedure cost and attendant complication rates by immediately classifying these polyps as benign without the need for removal and subsequent pathology. The WavSTAT4 was specifically designed to be used during colonoscopy to aid and improve the physician’s ability to identify small polyps as normal, pre-cancerous or cancerous tissue in real time.

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

Based on the results demonstrated by our own clinical studies, we believe that using the WavSTAT will:

Significantly improve the physician’s diagnostic accuracy in determining whether small polyps in the colon are pre-cancerous or cancerous;

Improve patient survival rates by earlier detection and treatment of cancers, and more importantly pre-cancers, by more accurately identifying cancers or pre-cancers the physician may misdiagnose;

Improve the patient’s quality of life by providing an immediate analysis of the tissue, thereby eliminating the anxiety of waiting several days to hear the pathology results;

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

Esophageal Cancer

In February 2016, the Company acquired the assets of Oncoscope from the U.S. Trustee appointed to Oncoscope’s Chapter 7 filing under the United States Bankruptcy Code. In addition, the Company entered into a license agreement with Duke University to make use of certain technology related to esophageal cancer research that had been previously licensed to Oncoscope.

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

Patients with chronic GERD (severe heartburn) receive a screening endoscopy of the esophagus with multiple biopsies to check for Barrett’s esophagus;

Patients with Barrett’s esophagus receive an endoscopy with multiple biopsies every year to check for dysplasia;

Patients with Barrett’s esophagus that has progressed to include low-grade dysplasia receive an endoscopy with multiple biopsies every six months to check for high-grade dysplasia; and

Patients with Barrett’s esophagus that has progressed to include high-grade dysplasia receive an endoscopy with multiple biopsies every three months to check for cancer and/or may be referred for esophageal surgical resection, photodynamic therapy or electrical (“RF”) ablation.

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

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue either an “approval” letter or a conditional approval letter that contains a number of conditions that must be satisfied in order to secure final approval of the PMA application. When and if those conditions are fulfilled to the satisfaction of the FDA, they will issue the approval letter, authorizing commercial marketing of the device for certain indications for use. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a “not approvable letter.” The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. In some cases, the FDA may grant approval with a requirement for additional clinical data generated as part of a post-approval requirement. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing.

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

Product Research and Development

The Company invested significant capital in research and development for the fiscal years ended December 31, 2016 and 2015 as continued improvements were made to the WavSTAT4 Optical Biopsy System. Research and development expenses were approximately $637,000 and $719,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

Compliance with Environmental Laws

Management has reviewed the cost of compliance with environmental laws and deemed the cost of such compliance to be immaterial for the fiscal year ended December 31, 2016.

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

Since June 2012, the Company has sold to PENTAX approximately $707,000 of mobile consoles and disposable forceps. PENTAX continues to be a distributor on a non-exclusive basis. We are exploring other distribution channels to develop marketing programs and sell the WavSTAT in the EU. A precondition to broad sales adoption in the major markets of Europe is the completion of a series of marketing evaluations in each of these major markets conducted by key opinion leaders. These evaluations are required to obtain widespread adoption of the WavSTAT System in each European country. We are conducting these multi-national, multi-center studies in order to provide current clinical results and validate economic impact. These evaluations combine both the aspects of clinical efficacy as well as economic impact and are critical data points. During 2017 our focus will be on moving these evaluations to completion.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended December 31, 2016 and 2015 were as follows:

	2016	2015

Domestic sales	82.0%	-%

Foreign sales:
Europe	18.0	100.0
Total foreign sales	18.0	100.0

Total sales	100.0%	100.0%

Major Customer

During the two years ended December 31, 2016 and 2015, we had sales to the following customers which represented greater than 10% of our annual revenue:

	December 31,
	2016	2015

Duke University	$4,200	$-
AMG	$950	$-
PENTAX	$-	$6,600

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

Many competitors have substantially greater resources than we do, either internally or in combination with strategic partners. These resources may allow them to develop, market and distribute technologies or products that could be more effective than those developed or marketed by us, or that would render our technologies and products obsolete. The resource advantages they may have are:

●	greater capital resources;

●	greater manufacturing resources;

●	greater resources and expertise in testing products in clinical trials;

●	greater resources and expertise in the areas of research and development;

●	greater expertise in obtaining regulatory approvals; and

●	greater resources for marketing and sales activities.

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

Patents

SpectraScience currently owns exclusive rights to a total of 32 issued U.S. utility patents, seven U.S. design patents and approximately 25 foreign counterpart patents. Our most recent patent grant was in August 2012 and we continue to apply for patents to expand and strengthen our intellectual property portfolio. Our U.S. patents are listed below:

Patent Name	U.S. Patent Number
Optical Biopsy Forceps	5,762,613
System for Diagnosing Tissue with Guidewire	5,601,087
Optical Biopsy Forceps System and Method of Diagnosing Tissue	6,066,102
Optical Biopsy Forceps	6,129,683
Optical Biopsy System and Methods for tissue Diagnosis	6,174,291
Optical Forceps System and Method of Diagnosing and Treating Tissue	6,394,964
Spectral Volume Microprobe Analysis of Materials	5,713,364
Spectral Volume Microprobe Arrays	6,104,945
Spectroscopic System Employing a Plurality of Data Types	6,385,484
Spectral Volume Microprobe Arrays	6,411,835
Systems and Methods for Optical Examination of Samples	6,411,838
Spectral Data Classification of Samples	6,421,553
Optical Methods and Systems for Rapid Screening of the Cervix	6,427,082
Substantially Monostatic, Substantially Confocal Optical Systems for Examination of Samples	6,760,613
Fluorescent Fiberoptic Probe for Tissue Health Discrimination and Method of Use Thereof	6,768,918

Method and Apparatus for Identifying Spectral Artifacts	6,818,903
Spectral Volume for Microprobe Arrays	6,826,422
System for Normalizing Spectra	6,839,661
Optical Probe Accessory Device for Use In-Vivo Diagnostic Procedures	6,847,490
Methods of Monitoring Effects of Chemical Agents on a Sample	6,902,935
Optimal Windows for Obtaining Optical Data for Characterization of Tissue Samples	6,933,154
Methods and Apparatus for Displaying Diagnostic Data	7,136,518
Colonic Polyp Discrimination by Tissue Florescence and Fiberoptic Probe	7,103,401
Optical Methods and Systems for Rapid Screening of the Cervix	7,127,828
Methods and Systems for Correcting Image Misalignment	7,187,810
Image Processing using Measures of Similarity	7,260,248
Methods and Apparatus for Processing Spectral Data for use in Tissue Characterization	7,282,723
Methods and apparatus for characterization of tissue samples	7,309,867
Fluorescent fiberoptic probe for tissue health discrimination	7,310,547
Methods and Systems for Correcting Image Misalignment	7,406,215
Methods and Apparatus for Calibrating Spectral Data	7,459,696
Unique Methods and Apparatus for Evaluation of Image Focus	7,469,160

SpectraScience is also the exclusive licensee through the Massachusetts General Hospital of U.S. Patent 5,843,000 entitled, “Optical Biopsy Forceps and Method of Diagnosing Tissue”. We believe that this patent, in combination with our other optical forceps patents, provides the Company an advantage in marketing biopsy forceps that contain optical fiber. The above patents expire between 2017 and 2027. Each of the international patents designates several countries for patent protection.

SpectraScience is also the exclusive licensee through Duke University of certain technology known as #2523- “Systems and Methods for Endoscopic Angle-resolved Low Coherence Interferometry”, #2819- “Systems and Methods for Angle-Resolved Low Coherence Interferometry”, and #3307- “Single Mode-Fiber Base Angle Resolved Low Coherence Interferometric System for Light Scattering Measurement.” This technology provides the Company an advantage in marketing the esophageal cancer diagnostic products.

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

Specific application and combinations of auto-fluorescence, broadband spectroscopy and video imaging;

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

Employees

As of March 31, 2017, SpectraScience has five full-time and four part-time employees and consultants, with five involved in manufacturing/engineering, one in sales and marketing and three in finance and administration. The Company’s payroll has been administered by an independent third party. SpectraScience is not subject to any collective bargaining agreement and management believes that employee relations are generally satisfactory.

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of approximately $2,444,000 and $2,483,000, respectively, during the past two years of operations. As a result, at December 31, 2016 we had an accumulated deficit of approximately $53,966,000. We have incurred net losses from continuing operations of approximately $4,467,000 and $3,635,000 for the years ending December 31, 2016 and 2015, respectively. Our revenues have not been sufficient to sustain our operations and we expect that they will be insufficient to sustain our operations for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the WavSTAT System and applications of our technology could and will likely require that we raise additional capital which may not be available or available on acceptable terms. This could ultimately reduce or suspend our operations and ultimately cause us to go out of business. Our profitability will require the successful commercialization of our imaging systems and no assurances can be given when this will occur or if we will ever be profitable.

We will require additional financing to sustain our operations and without it, we may not be able to continue operations.

At December 31, 2016, we had a working capital deficit of approximately $10,440,000. We had an operating cash flow deficit of approximately $1,513,000 for the year ended December 31, 2016 and an operating cash flow deficit of approximately $1,890,000 in 2015. We may not have sufficient financial resources to fund our operations and will likely require additional funds to continue our operations.

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

Our WavSTAT Systems are subject to extensive government regulations related to development, testing, manufacturing and commercialization in the United States and other countries. The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the FDA, the National Institutes of Health, and the Centers for Disease Control and Prevention. Some of our product candidates are in the clinical stages of development and have not received required regulatory approval from the FDA for applications we hope to commercially market. The process of obtaining and complying with the FDA and other governmental regulatory approvals and regulations is costly, time consuming, uncertain and subject to unanticipated delays. Despite the time and expense incurred, regulatory approval is never guaranteed. We also are subject to the following risks and obligations, among others:

●	The FDA may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied;

●	The FDA may require additional testing for safety and effectiveness;

●	The FDA may interpret data from pre-clinical testing and clinical trials in different ways than us;

●	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution; and

●	The FDA may change their approval policies and/or adopt new regulations.

Failure to comply with these or other regulatory requirements of the FDA may subject us to administrative or judicially imposed sanctions, including:

●	Warning letters;

●	Civil penalties;

●	Criminal penalties;

●	Injunctions;

●	Product seizure or detention;

●	Product recalls; and

●	Total or partial suspension of production.

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

Our business prospects will depend on our ability to complete clinical trials, obtain satisfactory results, obtain required regulatory approvals and successfully commercialize our WavSTAT System product candidates. Completion of our clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

●	Unsatisfactory results of any clinical trial;

●	The failure of principal third-party investigators to perform clinical trials on our anticipated schedules; and

●	Different interpretations of pre-clinical and clinical data, which could initially lead to inconclusive results.

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

Potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

●	Lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

●	Failure to receive necessary regulatory approvals;

●	Existence of proprietary rights of third parties; and/or

●	Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

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

The WavSTAT System is protected by 32 issued patents, in the United States and approximately 25 foreign patents, which we own, and two additional patents for which we own the exclusive license. We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. Our competitors may independently develop the same or superior designs, technologies, processes and know-how.

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

Our patents comprise approximately 74% of our assets at December 31, 2016. If our existing patents are invalidated or if they fail to provide significant commercial benefits, it will severely hurt our financial condition, as a significant percentage of our assets would lose their value. Further, since our patents are amortized over the course of their term until they expire, our assets comprised of patents will continually be written down to zero.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

Compliance with publicly-traded company regulations adversely impacts our resources. As a publicly-traded company, we are subject to rules and regulations that increase our legal and financial compliance costs, make some activities more time-consuming and costly, and divert our management’s attention away from the operation of our business. We are obligated to file with the U.S. Securities and Exchange Commission, or the SEC, annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, or the Exchange Act, and are also subject to other reporting and corporate governance requirements, including requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, which impose significant compliance and reporting obligations upon us. We may not be successful in complying with these obligations, and compliance with these obligations could be time consuming and expensive. Failure to comply with the additional reporting and corporate governance requirements could lead to fines imposed on us, deregistration under the Exchange Act and, in the most egregious cases, criminal sanctions could be imposed.

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

ITEM 3. LEGAL PROCEEDINGS.

Oakmore Suit

On July 7, 2016, Oakmore Opportunity Fund I LP, a variable rate noteholder of SprectraScience, filed for a preliminary judgement of $116, 500 in the Superior Court for the County of Los Angeles, case number BC622542, related to a Convertible Note. Oakmore asserts that SpectraScience breached the terms of the Convertible Note due to not having sufficient authorized shares to enable Oakmore to convert its Note with a balance of $22,500. The Company did not object to the preliminary judgement. On October 19, 2016, the Judge issued a final judgement of $521,100. The Company is retaining litigation counsel and intends to vigorously defend the amount of the judgement. The amount of ultimate liability with respect to the foregoing cannot be determined, however, the Company has established a $150,000 contingency to cover the costs of litigation and the judgement. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Oakmore’s claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol SCIE.QB. The last reported closing price of the Common Stock on March 24, 2017 was $0.0007.

The following table sets forth for the calendar period indicated; the quarterly closing prices of our Common Stock as reported by the OTCBB and the OTCQB, the bulletin boards on which our common stock was traded during fiscal years 2016 and 2015.

	Closing Price
	High	Low

Year Ended December, 2016
First Quarter	$0.0081	$0.0006
Second Quarter	$0.0056	$0.0024
Third Quarter	$0.0042	$0.0024
Fourth Quarter	$0.0038	$0.0011

Year Ended December, 2015
First Quarter	$0.0300	$0.0100
Second Quarter	$0.0300	$0.0200
Third Quarter	$0.0200	$0.0100
Fourth Quarter	$0.0100	$0.0010

On March 31, 2017, we had approximately 800 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2016, we issued the following equity securities:

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	Various	139,646,222	Convertible Debt Conversion	$241,632

Common Stock Purchase Warrants Issued For Services	Date of Issuance	Number of Shares	Exercise Price	Expiration Date
	11/1/2016	222,222	$0.0900	11/1/2021
	11/1/2016	666,667	$0.0600	11/1/2021

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

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

During the year ended December 31, 2016, SpectraScience continued improvements made to the WavSTAT4 under its distribution agreement with PENTAX Europe, GmbH (“PENTAX”), for distribution of its products in Europe, the Middle East and Africa.

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

Cash Requirements

SpectraScience expects to incur significant additional operating losses through 2017, as we continue with outcome-based clinical studies, research and development activities and ramp up sales and marketing efforts to sell the WavSTAT4 Systems. We may incur unexpected expenses, or we may not be able to meet our revenue forecast, and such events will require us to seek additional capital.

SpectraScience has financed its capital requirements principally through the private sale of equity securities. The Company had cash balances of approximately $4,000 at December 31, 2016 and $128,000 at December 31, 2015. The approximate $124,000 decrease in cash for the year was a result of approximately $1,513,000 of cash used in operations offset by net proceeds from the sale of convertible debentures and debt of approximately $1,389,000. The Company will have to raise additional cash to provide working capital to execute its present business plans.

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

Comparison of years ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		Favorable
	2016	2015	(Unfavorable)%

Revenue	$5,150	$6,600	$(1,450)	-22.0%
Cost of revenue	199,405	602	(198,803)	-33023.8%
Gross profit (loss)	(194,255)	5,998	(200,253)	-3338.7%

Operating expenses:
Research and development	636,622	719,210	82,588	11.5%
General and administrative	1,244,954	1,475,809	230,855	15.6%
Sales and marketing	368,355	294,353	(74,002)	-25.1%
	2,249,931	2,489,372	239,441	9.6%

Loss from operations	(2,444,186)	(2,483,374)	39,188	-1.6%

Other (expense)	(2,022,381)	(1,151,494)	(870,887)	75.6%

Net loss	$(4,466,567)	$(3,634,868)	$(831,699)	22.9%

Revenues

There were revenues of $5,150 for the year ended December 31, 2016 compared to $6,600 in revenue for the year ended December 31, 2015. We anticipate that revenue will increase on the conclusion of clinical trials and acceptance of our products.

Cost of Revenue

Cost of revenue for the year ended December 31, 2016 increased $198,803 to $199,405 from $602 for the year ended December 31, 2015. The primary reason for this increase was the establishment of an inventory reserve of approximately $196,000 as a result of the delayed commercialization of the WavSTAT awaiting long term financing. We anticipate that cost of revenue will increase on the conclusion of clinical trials and acceptance of our products.

Research and Development Expenses

Research and development expenses decreased by $82,588, 11.5%, to $636,622 for the year ended December 31, 2016 from $719,210 for the year ended December 31, 2015. This decrease was primarily due to a decrease in clinical studies of approximately $82,000. We anticipate that development costs will remain low but that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $230,855, 15.6%, to $1,244,954 for the year ended December 31, 2016 from $1,475,809 for the year ended December 31, 2015. The primary reason for the decrease was a decrease in payroll costs of approximately $218,000. We anticipate that general and administrative expenses will increase as we increase our selling activity in Europe.

Sales and Marketing Expenses

Sales and marketing expenses increased by $74,002, 25.1%, to $368,355 for the year ended December 31, 2016 from $294,353 for the year ended December 31, 2015. The primary reasons for the increase were an increase in payroll costs of approximately $47,000 and an increase in travel related expenses of approximately $18,000. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other (Expense)

Other (expense) for the year ended December 31, 2016 was expense of $2,022,381 compared to $1,151,494 for the year ended December 31, 2015. This change was due primarily to the change in valuation of our derivative liabilities and the profit and loss recognized on the issuance and extinguishment of our debt. We anticipate continued large fluctuations in other (expense) income as a result of quarterly re-evaluating these obligations.

Liquidity and Capital Resources

	As of		Increase
	December 31, 2016	December 31, 2015	(Decrease)
Working Capital

Current assets	$361,853	$530,746	$(168,893)
Current liabilities	10,801,550	8,855,346	1,946,204
Working capital deficit	$(10,439,697)	$(8,324,600)	$2,115,097

Long-term debt	$1,100,000	$-	$1,100,000

Shareholders' deficit	$(10,546,033)	$(7,019,662)	$3,526,371

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,512,731)	$(1,889,786)	$(377,055)
Investing activities	$-	$-	$-
Financing activities	$1,388,788	$1,793,750	$(404,962)

	As of December 31,		Increase
	2016	2015	(Decrease)
Balance Sheet Select Information

Cash	$3,550	$127,493	$(123,943)

Accounts receivable	$950	$7,061	$(6,111)

Inventory	$90,594	$261,887	$(171,293)

Accounts payable and accrued expenses	$3,596,779	$2,352,439	$1,244,340

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2017, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2016, the Company had a working capital deficit of $10,439,697 and cash of $3,550, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015. In December 2011, the Company entered into an Engagement Agreement with Laidlaw & Company (UK) Ltd., which Engagement Agreement was amended in July 2012. Under the Engagement Agreement, Laidlaw agreed to assist the Company in raising up to $20.0 million in capital over a two year period from the date of the Engagement Agreement. Subsequent to June 30, 2013, the Company has engaged another agent to assist it with raising capital and has commenced raising capital on its own. For the year ended December 31, 2016, the Company raised approximately $1,455,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of this Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amount of revenue, if any, and expenses during the reporting period. Actual results may differ from those estimates.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We adopted ASC 718 on January 1, 2006 using the modified prospective method. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton (Black-Scholes) option-pricing model. These standards require us to expense employee stock options and other share-based payments. The Company recognizes as expense the fair value of employee and non-employee stock option grants. These expenses amounted to approximately $160,000 and $178,000 for the years ended December 31, 2016 and 2015, respectively.

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

Variable Conversion Rate Debentures

Starting in 2015, the Company entered into convertible debentures with floating exercise prices discounted to market prices. As a result, a significant number of shares were either issued in 2015 and 2016 or will be issued in subsequent periods at deeply discounted variable conversion prices. The downward pressure placed on the Company’s stock as a result of these conversions can be classified as “death spirals” since the investors have no incentive to maintain a stable stock price. The Company accounts for these debentures as derivative liabilities which means the debentures are revalued at the end of each period and gains and losses are recognized at the issuance of the debentures and on the conversion of the debentures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated audited financial statements for the years ended December 31, 2016 and 2015 are filed as part of this Form 10-K.

SpectraScience, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SpectraScience, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SpectraScience, Inc., and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit, and cash flow for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraScience, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
March 31, 2017

SpectraScience, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$3,550	$127,493
Accounts receivable, net	950	7,061
Inventory, current portion	90,594	111,887
Prepaid expenses and other current assets	266,749	284,305
Total current assets	361,843	530,746

Fixed assets, net	-	316
Long-term inventory	-	150,000
Patents, net	1,024,524	1,185,472
	$1,386,367	$1,866,534

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,318,737	$941,106
Accrued Expenses	2,278,042	1,411,333
Notes payable- related parties	35,000	-
Note payable	137,982	137,982
Convertible debt, net of discounts of $203,444 as of December 31, 2016 and $349,729 as of December 31, 2015.	6,211,861	5,744,604
Derivative liability	819,928	620,321
Total current liabilities	10,801,550	8,855,346

Long-term secured convertible debt	1,100,000	-

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of December 31, 2016 and December 31, 2015; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of December 31, 2016 and December 31, 2015	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of December 31, 2016 and December 31, 2015; liquidation value of $100,000 as of December 31, 2016 and December 31, 2015	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders' deficit Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Series AA Super Voting Preferred Stock, $.001 par value; 3,000 and 0 shares authorized, issued and outstanding as of December 31, 2016 and December 31, 2015	3	-
Common stock, $.01 par value; 1,996,000,000 shares authorized; 883,671,222 and 431,247,207 shares issued and outstanding as of December 31, 2016 and December 31, 2015	8,836,712	4,312,472
Additional paid in capital	34,582,771	38,166,818
Accumulated deficit	(53,965,519)	(49,498,952)
Total shareholders' deficit	(10,546,033)	(7,019,662)
	$1,386,367	$1,866,534

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
	2016	2015

Revenue	$5,150	$6,600
Cost of revenue	199,405	$602
Gross profit (loss)	(194,255)	5,998

Operating expenses:
Research and development	636,622	719,210
General and administrative	1,244,954	1,475,809
Sales and marketing	368,355	294,353
	2,249,931	2,489,372

Loss from operations	(2,444,186)	(2,483,374)

Other income (expense)
Interest expense	(963,549)	(667,892)
Change in fair value of derivative and warrant liabilities	(696,080)	1,174,444
Amortization of derivative and warrant liabilities discount	(437,868)	(904,305)
Amortization of deferred debt issuance costs and original issue discount	(191,366)	(353,985)
Gain on extinguishment of debt	469,659	260,564
Loss on issuance of variable rate debt	(224,618)	(651,691)
Gain on foreign exchange transactions	22,212	4,385
Other expense, net	(770)	(13,014)
	(2,022,381)	(1,151,494)

Net loss	$(4,466,567)	$(3,634,868)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	697,694,480	216,335,085

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Deficit

For Years Ended December 31, 2016 and 2015

	Series AA Super Voting Preferred		Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2014	-	$-	194,355,277	$1,943,553	$39,509,115	$(45,864,084)	$(4,411,416)

Non cash issuance of stock options	-	-	-	-	177,523	-	177,523
Common stock issued for cash on option exercise	-	-	200,000	2,000	-	-	2,000
Conversion of convertible debt	-	-	236,691,930	2,366,919	(1,576,336)	-	790,583
Warrant valuation on issuance with convertible debt	-	-	-	-	118,096	-	118,096
Warramt value reclassed to derivative liability for lack of shares	-	-	-	-	(64,428)	-	(64,428)
Non cash issuance of warrant for consulting services	-	-	-	-	2,848	-	2,848
Net loss	-	-	-	-	-	(3,634,868)	(3,634,868)

Balance December 31, 2015	-	-	431,247,207	4,312,472	38,166,818	(49,498,952)	(7,019,662)

Non cash issuance of stock options	-	-	-	-	160,004	-	160,004
Conversion of convertible debt	-	-	452,424,015	4,524,240	(3,747,594)	-	776,646
Issuance of Series AA Super Voting Preferred Stock	3,000	3	-	-	24,997	-	25,000
Special dividend related to Series AA Super Voting Preferred Stock	-	-	-	-	(25,000)	-	(25,000)
Non cash issuance of warrant for consulting services	-	-	-	-	3,546	-	3,546
Net loss	-	-	-	-	-	(4,466,567)	(4,466,567)

Balance December 31, 2016	3,000	$3	883,671,222	$8,836,712	$34,582,771	$(53,965,519)	$(10,546,033)

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2016	2015
Operating activities:
Net loss	$(4,466,567)	$(3,634,868)
Adjustments to reconcile net loss to cash used in operating activities:
Obsolete inventory reserve	196,437	-
Amortization and depreciation	161,263	165,772
Non-cash issuance of stock options	160,004	177,523
Non-cash issuance of warrants	3,546	2,848
Non -cash interest on forbearance agreements	65,282	-
Common stock issued for services	1,200	-
Debt issued for servces	15,000	-
Non -cash interest on lack of shares	(5,972)	-
Amortization of derivative and warrant liabilities discount	437,868	904,305
Amortization of deferred debt issuance costs and original issue discount	191,366	353,985
Change in fair value of derivative and warrant liabilities	696,080	(1,174,444)
Gain on extinguishment of debt	(469,659)	(260,564)
Loss on issuance of variable rate debt	224,618	651,691
Changes in assets and liabilities:
Accounts receivable	6,111	(7,061)
Inventories	(25,145)	21,738
Prepaid expense and other assets	17,556	(40,132)
Accounts payable	377,635	104,968
Accrued expenses	900,646	844,453
Net cash used in operating activities	(1,512,731)	(1,889,786)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	1,420,000	1,970,250
Proceeds from issuance of note payable	-	50,000
Proceeds from issuance of note payable to affiliate	35,000	-
Payment against note payable	-	(50,000)
Proceeds from exercise of stock options	-	2,000
Debt issuance costs	(66,212)	(178,500)
Net cash provided by financing activities	1,388,788	1,793,750

Net decrease in cash	(123,943)	(96,036)

Cash, beginning of year	127,493	223,529

Cash, end of year	$3,550	$127,493

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$18,000
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$169,486	$437,355
Conversion of interest due on convertible notes to common stock	$24,188	$68,150
Reduction of derivative liability on conversion of convertible notes	$1,232,152	$637,874
Reduction of debt discount on conversion of convertible notes	$(167,217)	$(84,192)
Reduction of debt issuance costs on conversion of convertible notes	$(13,504)	$(8,041)
Conversion of interest payable to increase in note	$9,749	$37,982
Valuation of Series AA Super Voting Preferred Stock	$25,000	-
Warrant valuation on issuance with convertible debt	$-	$118,096
Derivative liability recorded as debt discount	$-	$654,682
Reclass of warrant value to derivative liability for lack of shares	$-	$(64,428)

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

Note 2: Going Concern

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and convertible debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2017, as it completes proof-of-concept trials, conducts outcome-based clinical studies and increases sales and marketing efforts to commercialize the WavSTAT4 System in Europe. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2016, the Company had a working capital deficit of $10,439,697 and cash of $3,550, compared to a working capital deficit of $8,324,600 and cash of $127,493 as of December 31, 2015.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2016, the Company raised approximately $1,455,000 under various funding agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the various funding agreements occur as expected, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of December 31, 2016, Convertible Debentures with a face value of $5,849,552 held by 78 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Receivables are carried at original invoice amount less payment received and an estimate is made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Receivables are generally considered past due 30 days after the payment date as specified on the invoice. We determine the allowance for doubtful accounts by regularly evaluating individual receivables and considering a creditor’s financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of previously written off receivables previously written off are recorded when received.

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

During the year ended December 31, 2014, the Company concentrated on clinical trials in Europe to validate the accuracy and cost effectiveness of the WavSTAT system. In anticipation of purchase orders on the completion of the trials, the Company had purchased inventory for approximately 30 consoles which will be used to fulfill initial orders expected from the United Kingdom and Germany. Due to the delayed commercialization of the WavSTAT, the Company established an inventory obsolescence reserve as of December 31, 2016.

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

Patents

The Company accounts for acquired intangible assets under FASB ASC Topic 350 Goodwill and Other Intangibles –General Intangibles Other than Goodwill. All patents are amortized over the shorter of their remaining legal lives or estimated economic lives. When acquired, the WavSTAT System patents had an average remaining useful life of 13 years, while the LUMA patents had an average remaining life of approximately 15 years.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Variable Conversion Rate Debentures

Starting in 2015, the Company entered into convertible debentures with floating exercise prices discounted to market prices. As a result, a significant number of shares were either issued in 2015, 2016 or will be issued in subsequent periods at deeply discounted variable conversion prices. The downward pressure placed on the Company’s stock as a result of these conversions can be classified as “death spirals” since the investors have no incentive to maintain a stable stock price. The Company accounts for these debentures as derivative liabilities which means the debentures are revalued at the end of each period and gains and losses are recognized at the issuance of the debentures and on the conversion of the debentures.

Over Commitment of Shares

Since the number of shares issuable under convertible debentures with floating exercise prices are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock.

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

Research and Development

Research and development costs are expensed as incurred. There may be cases in the future where certain research and development costs such as software development costs are capitalized. For the years ended December 31, 2016 and 2015, research and development costs were approximately $637,000 and $719,000, respectively.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2016 and prior. Based on evaluation of the 2016 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of December 31, 2016 and 2015, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2016 or 2015, and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2016 or 2015.

We are subject to taxation in the U.S. and the state of California. All of our tax years are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized net operating losses.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Note 4: Accounts Receivables

Accounts receivables are carried at the expected realizable value and consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015

Accounts receivable - trade	$950	$7,061
Allowance for doubtful accounts	-	-

Accounts receivable, net	$950	$7,061

During the year ended December 31, 2016, we had two significant customers who accounted for 82% and 18% of sales. During the year ended December 31, 2015, we had one significant customer who accounted for 100% of sales.

At December 31, 2016, we had one significant customer who accounted for 100% of our accounts receivable. At December 31, 2015, we had one different significant customer who accounted for 100% of our accounts receivable.

Note 5: Inventory

Inventory is carried at the lower of average cost or market and consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015

Raw materials	$256,163	$216,704
Finished goods	30,868	45,183
	287,031	261,887
Reserve for obsolescence	(196,437)	-
	90,594	261,887
Less long-term portion	-	150,000
	$90,594	$111,887

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 6: Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2016 and 2015:

	December 31,
	2016	2015

Computers and office fixtures	$50,342	$50,342
Machinery and equipment	428,650	428,650
	478,992	478,992

Less accumulated depreciation	478,992	478,676

	$-	$316

Depreciation expense for the years ended December 31, 2016 and 2015 was $316 and $3,350, respectively. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale, retirement or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any gain or loss recorded to the consolidated statements of operations.

Note 7: Patents

The following is a summary of patents less accumulated amortization at December 31, 2016 and 2015:

	December 31,
	2016	2015

Patents	$2,980,033	$2,980,033

Less accumulated amortization	1,955,509	1,794,561

	$1,024,524	$1,185,472

Amortization expense associated with patents for the years ended December 31, 2016 and 2015 was $160,948 and $162,422, respectively. The estimated future amortization expense related to patents as of December 31, 2016 is as follows:

Year Ended December 31.	Amount

2017	$159,347
2018	148,649
2019	135,775
2020	132,962
2021	119,845
Thereafter	327,946
Total	$1,024,524

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Note 8: Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest will accrue at 20% from October 1, 2015 until paid. The note remained outstanding at December 31, 2016 and is accruing interest at 20%. The warrant was valued at $1,659 using the Black-Scholes Pricing Model and was recorded as additional paid-in capital and expensed to non-cash interest in 2014.

On August 12, 2015, the Company issued for cash of $50,000 an unsecured note payable. The terms of the note were a repayment of $53,000 if paid by August 31, 2015 and $58,000 if paid between September 1 and September 30, 2015. The note was repaid in September 2015 in the amount of $58,000.

Notes Payable- Related Parties

During the year ended December 31, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes. The balance of the notes remains $35,000 at December 31, 2016.

Secured Convertible Note

During the year ended December 31, 2016, the Company issued for cash of $1,100,000 Secured Convertible Debentures (the “Debentures”) to two accredited investors. The terms of the Debentures are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company. The entire amount of the issuance remains outstanding as of December 31, 2016.

Convertible Debt

As of December 31, 2016, the Company has issued and outstanding Convertible Debentures (“Debentures”) with original terms of six months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at an initial conversion price ranging from $0.01 to $0.099 per share. The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at an exercise price ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. The gross amount of Debentures outstanding is $6,127,082 as of December 31, 2016.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, an interest rate ranging from 0-10% per year and original issue discount rate ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the lowest trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $288,223 as of December 31, 2016.

As of December 31, 2016 and 2015, the balances of the Debentures are as follows:

	December 31,2016	December 31,2015

Balance at beginning of period	$6,174,760	$4,496,602
Issuance of debentures for cash	320,000	1,970,250
Issuance of debentures for services	15,000	-
Original issue discount	-	145,263
Issuance of debentures for forbearance	65,282	-
Debentures converted to common stock	(291,754)	(437,355)
Debentures exchanged for new debentures	132,017	-
Convertible debt	6,415,305	6,174,760
Less unamortized costs of financing	203,444	430,156
Convertible debt, net of unamortized costs	$6,211,861	$5,744,604

Convertible debt in default	$5,991,570	$4,313,199

Future minimum payments on the notes payable, secured convertible debt and convertible debt are as follows:

Twelve months ending,
December 31, 2017	$6,588,287
December 31, 2018	-
December 31, 2019	1,100,000
Thereafter	-
$7,688,287

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures and Variable Debentures which include conversion rights which vary with the price of the Company’s stock, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. The Company measures these warrants and conversion feature using the Black-Scholes option valuation model using similar assumptions to those described under “Stock-Based Compensation.” The time period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the time period over which the Company will be required to evaluate the fair value of the conversion feature is the lesser of six to twelve months or conversion.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Sholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the years ended December 31, 2016 and 2015, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 358,000,000 and 386,000,000 shares, respectively.

As of December 31, 2016 and 2015, the balances of the Derivative Liability are as follows:

			Commitment
	Warrant	Derivative	In Excess of	Total
	Liability	Liability	Authorized Stock	Liability
Balance December 31, 2014	$764,958	$296,881	$-	$1,061,839

Liability on issuance of debt and warrants	-	1,306,372	-	1,306,372

Elimination of liability on conversion	-	(637,874)	-	(637,874)

Change in estimated fair value (1)	(704,538)	(469,906)	-	(1,174,444)

Over commitment of stock	-	-	64,428	64,428

Balance December 31, 2015	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	697,256	-	741,650

Elimination of liability on conversion	-	(1,232,151)	-	(1,232,151)

Change in estimated fair value (1)	(22,378)	718,458	-	696,080

Overcommitment of stock	-	-	(5,972)	(5,972)

Balance December 31, 2016	$82,436	$679,036	$58,456	$819,928

Debentures issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant. For the years ended December 31, 2016 and 2015, $0 and $118,096 were recorded as additional paid-in capital related to the initial valuation of debt discounts and warrants associated with new debentures entered into subsequent to March 3l, 2013.

Management used the following inputs to value the Derivative and Warrant Liabilities for the year ended December 31, 2016:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	12/31/2016		12/31/2015
	Derivative Liability	Warrant Liability	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years	6 months - 1 year	5 years
Exercise price	$0.00025 - $0.099	$0.02 - $0.1287	$0.0005 - $0.099	$0.075 - $0.1287
Expected volatility	217% to 334%	242% to 283%	286% to 448%	210% to 277%
Expected dividends	None	None	None	None
Risk-free interest rate	0.37% to 1.05%	1.14% to 1.93%	0.26% to 0.65%	1.32% to 1.76%
Forfeitures	None	None	None	None

In computing the fair value of the derivative and warrant liability at December 31, 2016 and 2015 for instruments under the Black Sholes option-pricing model, management estimated a 60% probability of a down round financing event at a price of $0.025 and an 15% to 56% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

Legal Proceedings

On July 7, 2016, Oakmore Opportunity Fund I LP, a variable rate noteholder of spectraScience, filed for a preliminary judgement of $116,500 in the Superior Court for the Country of Los Angles, case number BC622542, related to a Convertible Note. Oakmore asserts that SpectraScience breached the terms of the Convertible Note due to having sufficient authorized shares to enable Oakmore to convert its Note with a balance of $22,500. The Company did not object to the preliminary judgement. On October 19, 2016, the Judge issued a final judgement of $521,100. The Company is retaining litigation counsel and intends to vigorously defend the amount of the judgement. The amount of ultimate liability with respect to the foregoing cannot be determined, however, the Company has established a $150,000 contingency to cover the costs of litigation and the judgement. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Oakmore’s claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Note 9: Income Taxes

The significant components of deferred tax assets as of December 31, 2016 and 2015 are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2016	2015

Excess of financial accounting over tax depreciation	$10,000	$20,000
State income tax benefits	1,903,000	1,971,000
Net operating loss carryforward	14,730,000	13,766,000
Derivative liability expense	2,460,000	1,843,000
Research and development credit carryforwards	711,000	663,000
Obsolete inventory reserve	78,000	-
Patent amortization	(408,000)	(472,000)
Vacation accrual	9,000	9,000
Valuation reserve	(19,493,000)	(17,800,000)
Net deferred tax asset	$-	$-

The following reconciles the tax provision with the expected provision obtained by applying statutory rates to pretax income:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2016	2015

Federal income tax benefit computed at the Federal statutory rate	$(1,519,000)	$(1,236,000)
Net operating loss	965,000	1,080,000
Timing differences	641,000	291,000
Permanent differences	(104,000)	(27,000)
Research and development credit	16,000	19,000
Other	1,000	(127,000)
Income tax benefit	$-	$-

The components of federal income tax benefit from continuing operations consisted of the following for the year ended:

	December 31,
	2016	2015

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Net current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) resulted from:
Difference between financial and tax depreciation	$10,000	$12,000
State income tax benefits	68,000	121,000
Net operating loss	(965,000)	(1,080,000)
Research and development credits	(47,000)	(57,000)
Obsolete inventory reserve	(78,000)	-
Amortization of patents	(64,000)	(64,000)
Derivative liability recognition	(617,000)	(293,000)
Vacation accrual	-	1,000
Warranty expense	-	5,000
Valuation reserve	1,693,000	1,355,000

Net deferred tax benefit	$-	$-

	$-	$-

At December 31, 2016, the Company had federal net operating loss carry-forwards of approximately $43,324,000 that expire from 2018 through 2036. In addition, the Company had research and development tax credits of approximately $648,000 that expire from 2018 through 2036. As a result of previous stock transactions, the Company’s ability to utilize its net operating loss carry-forwards to offset future taxable income and utilize future research and development tax credits is subject to certain limitations under Section 382 and Section 383 of the Internal Revenue Code due to changes in equity ownership of the Company.

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company has a history of operating losses and, as of yet, has not had any taxable income. The Company has calculated a deferred tax asset for its tax credits but offsets the tax asset with a valuation allowance. As a result, the Company has not realized or recorded any tax benefit related to its tax credits.

Note 10: Lease Obligations

The Company leases its principal facility from an unrelated third party. The facility consists of approximately 5,080 square feet of office, research and development, manufacturing, quality testing, and warehouse space. The lease provides for monthly rental payments ranging from $5,120 in 2017 to $5,432 in 2018 plus an additional shared estimated facility cost of approximately $1,500 per month. Lease expense for the years ended December 31, 2016 and 2015 amounted to $79,950 and $76,520, respectively. The following is a schedule of minimum annual rental payments for the next five years:

Years ending December 31,

2017	$63,282
2018	21,727
Thereafter	-

Total minimum lease payments	$85,009

Note 11: Equity Transactions

Series B Convertible Preferred Stock

There are authorized and outstanding 2,585,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B is convertible at $0.20 per common share and carries a liquidation preference of a like amount. At December 31, 2016 and 2015, the Series B had accumulated and unpaid dividends of $106,931. Due to a lack of authorized shares available, the preferred stock has been classified as mezzanine equity on the face of the balance sheet.

Series C Convertible Preferred Stock

There were authorized and outstanding at December 31, 2016, 500,000 shares of Series C Convertible Preferred Stock (“Series C”) which are convertible into a like amount of common shares. Due to a lack of authorized shares available, the preferred stock has been classified as mezzanine equity on the face of the balance sheet.

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

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The holders are restricted from voting the preferred shares for any proposal on the election of directors. The Company recorded a special dividend and valued the Series AA Super Voting Preferred Stock at $25,000 as of December 31, 2016.

Common Stock

During the year ended December 31, 2016, holders of Convertible Debentures with a face value of $169,486 converted their debentures and accrued interest into 452,424,015 shares of restricted common stock. In addition, associated with these debentures, the Company paid $24,189 in accrued interest, reduced debt discount by $167,217, reduced debt issuance costs by $11,672, reduced derivative liability by $1,232,152 and recorded a gain on extinguishment of debt of $504,002.

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

Convertible Debentures

During 2016, the Company entered into subscription agreements with accredited investors to purchase an aggregate principal amount of $300,000 of Convertible Debentures and $1,100,000 of Secured Convertible Debentures initially convertible into shares of common stock at a conversion price of $0.01, together with five-year warrants on the Convertible Debentures to purchase approximately 15,000,000 common shares at an exercise price equal to $0.02 per share.

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

Stock Options

As of December 31, 2016, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”) which has been approved by our shareholders in August 2014. The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2016, the Company had outstanding options to purchase up to 34,168,800 shares of common stock under the EIP and the Company’s prior Amended 2001 Stock Plan representing approximately 4% of the Company’s outstanding shares (25,392,839 of which were exercisable). Awards under the Company’s EIP generally vest over four years.

A summary of the status of the options granted under the Company’s 2011 EIP at December 31, 2016 and 2015, and changes during the years then ended is presented below:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

		Outstanding Options
	Options			Weighted Average
		Weighted	Weighted	Remaining
		Average Exercise	Average Fair	Contractual Terms in
	Shares	Price	Value	Years

Outstanding, December 31, 2014	34,293,800	$0.02		8.99
Granted	5,900,002	$0.01	$0.01
Cancelled	(5,825,002)	$0.02
Exercised	(200,000)	$0.01
Outstanding, December 31, 2015	34,168,800	$0.02		8.03
Granted	-	$0.00
Cancelled	-	$0.00
Exercised	-	$0.00
Outstanding, December 31, 2016	34,168,800	$0.02		7.03

Exercisable, December 31, 2016	25,392,839	$0.02		7.03
Exercisable, December 31, 2015	20,061,168	$0.02		8.04

There was no intrinsic value of the options outstanding under the EIP at December 31, 2016 and 2015.

A summary of the status of the options outstanding under the EIP at December 31, 2016, is presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.01	1,200,000	8.10	$0.01	1,200,000	$0.01
$0.02	32,568,800	7.02	$0.02	23,792,839	$0.02
$0.06	200,000	4.85	$0.06	200,000	$0.06
$0.15	200,000	3.96	$0.15	200,000	$0.15
	34,168,800	7.03	$0.02	25,392,839	$0.02

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

There was one stock option exercised for 200,000 common shares during the year ended December 31, 2015. At December 31, 2016, total unrecognized estimated employee and director compensation cost related to stock options granted is $173,324, which is expected to be recognized over the next two to three years.

Warrants

During the year ended December 31, 2016, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire approximately 15,000,000 shares to holders of the Debentures with an exercise price of $0.02 per share.

In March 2016, the Company issued a three-year common stock purchase warrant exercisable into up to 1,000,000 shares of common stock with an exercise price of $0.04 and in November 2016, the Company issued two five-year common stock purchase warrants exercisable into up to 888,889 shares of common stock with an exercise price ranging from $0.06 to $0.09 for services provided by consultants. The value of these warrants was recorded as non-cash expense in an amount of $3,546 using the Black Sholes Option pricing method.

During the year ended December 31, 2015, in conjunction with the sale of Convertible Debentures and Notes, the Company issued five-year common stock purchase warrants with an exercise prices ranging from $0.06 to $0.09 per share to acquire up to 22,904,789 shares to holders of the Debentures.

A summary of the status of the warrants granted under various agreements at December 31, 2016 and 2015, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, December 31, 2014	103,430,075	$0.11

Granted	22,904,789	$0.08	$0.01
Expired	(9,459,694)	$0.31
Exercised	-
Outstanding, December 31, 2015	116,875,170	$0.08

Granted	16,888,889	$0.02	$0.003
Expired	(1,485,838)	$0.08
Exercised	-	$-
Outstanding, December 31, 2016	132,278,221	$0.08

Exercisable, December 31, 2016	132,278,221	$0.08
Exercisable, December 31, 2015	116,875,170	$0.08

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the status of the warrants outstanding at December 31, 2016 are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$ 0.02-.0.04	16,000,000	4.04	$0.0213	16,000,000	$0.0213
$0.06	7,842,602	3.71	$0.06	7,842,602	$0.06
$0.0745	39,333,935	0.52	$0.0745	39,333,935	$0.0745
$0.09	64,879,085	2.57	$0.09	64,879,085	$0.09
$0.1287	4,222,599	0.95	$0.1287	4,222,599	$0.1287
	132,278,221	2.15	$0.08	132,278,221	$0.08

The fair value of options and warrants granted were estimated at the date of grant using a Black-Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. These models and assumptions are complex and may change future expenses by increasing or decreasing stock-based compensation expense. Management used the following assumptions to value stock options and warrants granted during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Expected term of options or warrants	3 years to 5 years	5 years
Exercise price	$0.02 to $0.09	$0.01
Expected volatility	241% to 279%	210%
Expected dividends	None	None
Risk-free interest rate	1.04% to 1.49%	1.48%
Forfeitures	None	None

In addition to the above, management estimated the forfeitures on employee options under the Option Plan would have negligible effects because such forfeitures would be a very small percentage. Management believes that options granted have been to a group of individuals that have a high desire to see the Company succeed and have aligned themselves to that end.

The expected lives us d in the calculations were selected by management based on past experience, forward looking profit forecasts and estimates of what the trading price of the Company’s stock might be at different future dates. Risk-free interest rates used are the five-year U.S. Treasury rate as published for the applicable measurement dates.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis by level as of December 31, 2016 and 2015:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$679,036	$679,036
Warrant liability	-	-	82,436	82,436
Commitment in excess of authorized stock	-	-	58,456	58,456
Total	$-	$-	$819,928	$819,928

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$517,151	$517,151
Warrant liability	-	-	38,742	38,742
Total	-	-	64,428	64,428
	$-	$-	$620,321	$620,321

Note 13: Loss Per Share

Basic and diluted loss per share are the same for the fiscal years ended December 31, 2016 and 2015, since any additional common stock equivalents would be antidilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015

Preferred Stock	3,085,000	3,085,000
Convertible debentures	544,971,248	603,338,377
Options	34,168,800	34,168,800
Warrants	132,278,221	116,875,170
Total	714,503,269	757,467,347

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015:

SpectraScience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended
	December 31,
	2016	2015

Numerator:
Net loss for basic earnings per share	$(4,466,567)	$(3,634,868)

Net loss for diluted earnings per share	$(4,466,567)	$(3,634,868)

Denominator:
Weighted average basic shares outstanding	697,694,480	216,335,085

Denominator for diluted earnings per share-adjusted weighted average shares	697,694,480	216,335,085

Loss per share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Note 14: Subsequent Events

Secured Convertible Debentures

From January 2017 through March 2017, the Company sold for cash Secured Convertible Debentures (the “Debentures”) to one accredited investor for aggregate consideration of $150,000. The Debenture matures in three years, carries a fixed conversion price of $0.01, an annual interest rate of 8%. The secured interest is on all of the assets of the Company and is shared equally with a previous secured party.

Variable Rate Convertible Debentures

From January 2017 through March 2017, holders of Variable Rate Convertible Debentures with face values of $87,751 converted their debentures and accrued interest into 529,648,837 shares of common stock. The same investors purchased $175,000 of previously issued and outstanding Unsecured Convertible Debentures for an exchange amount of $188,737 which included accrued and unpaid interest in an amount of $13,767. In addition, in February 2017, the Company entered into a variable rate note accumulating $70,000 that can be repaid for a premium ranging from 35% to 50% if paid within 90-180 days. If paid subsequent to 180 days, the notes are convertible into common stock at a discount to the market price.

Increase in Authorized Shares

On February 13, 2017, the increase in authorized capital stock from 1,250,000,000 shares to 2,000,000,000 shares became effective. The increase in authorized shares has been reflected on the Company’s Balance Sheet as of December 31, 2016.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, they concluded that as of December 31, 2016, such internal control over financial reporting was not effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 has not been attested to by Haynie & Company, the Company’s independent registered public accounting firm, as stated in their report which is included herein pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report within this annual report.

Changes in Internal Financial Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information is provided with respect to the directors and officers of the Company:

Name	Age	Director/Officer Since
Michael P. Oliver, President and Chief Executive Officer, Director	68	2011/2010
Lowell W. Giffhorn, Chief Financial Officer and Secretary	70	2013
Mark McWilliams, Chairman of the Board	60	2004
Sheldon L. Miller, Director	80	2010
Stanley Pappelbaum, M.D., Director	79	2006
F. Duwaine Townsen, Director	83	2009
Rand Mulford	73	2014

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

Stanley J. Pappelbaum M.D., Director. Dr. Pappelbaum has been Managing Partner of Pappelbaum, Turner & Associates, a national healthcare consultancy company that advises hospital, medical group, health insurance, and governmental healthcare clients, since 2000. Dr. Pappelbaum joined Scripps hospital in 1996 as Chief Transformational Officer in charge of creating and implementing Scripps’ strategic vision of the future. In 1997, he was promoted to Executive Vice President and Chief Operating Officer and, in 1999, he was promoted to President and Chief Executive Officer when the hospital reached annual revenues of over $1 billion. From 1985 to 1995, he was the managing partner of Professional Health Consulting Group, a national company of physician executives that analyzed and managed change for complex not-for-profit healthcare systems clients throughout the United States. From 1969 to 1984, Dr. Pappelbaum taught and practiced Pediatric Cardiology at the University of California, San Diego and at San Diego Children’s Hospital, where he was Chief of Pediatric Cardiology from 1972 to 1978. Dr. Pappelbaum completed his undergraduate work at McGill University in Montreal and received his medical degree from the University of British Columbia Faculty of Medicine in Vancouver. He completed his residency in pediatric medicine at Montreal Children’s Hospital of McGill University and did graduate studies in cardiovascular physiology and a fellowship in pediatric cardiology at the University of California, Los Angeles. He also was awarded an Alfred P. Sloan Fellowship at the Massachusetts Institute of Technology, where he earned a Master’s degree in management (health option). Dr. Pappelbaum brings his intimate knowledge of the healthcare industry and familiarity with recent changes in the healthcare environment to the Board of Directors.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to Insiders were complied with.

Audit Committee Financial Expert. The Audit Committee of the Board of Directors is comprised of four non-employee directors; F. Duwaine Townsen (Chairman), Mark McWilliams, Rand Mulford and Dr. Stanley Pappelbaum. The Board of Directors has determined that Mr. Townsen is an audit committee financial expert and is independent as defined under NASDAQ Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for 2016

The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers who were “Named Executive Officers” during the years ended December 31, 2016, 2015 and 2014.

Name and	Fiscal		Deferred	Option	All Other
Principal Position	Year	Salary ($)	Compensation ($)	Awards ($)	Compensation ($)	Total ($)

Michael P. Oliver (1)	2016	$325,000	$-	$-	$-	$325,000
President, CEO and Director	2015	$325,000	$183,333	$-	$-	$508,333
	2014	$241,667	$-	$239,014	$-	$480,681

Lowell W. Giffhorn (2)	2016	$90,000	$-	$-	$-	$90,000
CFO and Secretary	2015	$90,000	$-	$-	$-	$90,000
	2014	$90,000	$-	$89,630	$-	$179,630

(1)	Mr. Oliver was appointed President and CEO on November 29, 2010. In January 2014, we entered intoan employment agreement with Mr. Oliver. Per the terms of the agreement, Mr. Oliver’s base salary was $225,000 per year until the company accumulated at least $2,000,000 of equity financing in one transaction or $3,000,000 in the aggregate at which time his base salary was increased to $325,000 per year. He will be entitled to an annual bonus of up to 50% of his base salary based on performance criteria to be determined by the Board of Directors. He shall be entitled to 12 month’s severance pay if terminated for reasons otherthan cause, as defined in the agreement, and an additional 12 month’s severance if a change in control action, as defined in the agreement, takes place.

(2)	Mr. Giffhorn’s employment with the Company started in September 2013. Mr. Giffhorn devotes approximately 50% of his time to the Company’s affairs.

(3)	The value of each option award is the grant date fair value as determined under FASB ASC Topic 718, Compensation – Stock Compensation, or ASC 718.

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

Name	Number	Number	Option	Option
	of	of	Exercise	Expiration
	Securities	Securities	Price	Date
	Underlying	Underlying	($)
	Unexercised	Unexercised
	Options	Options
	(#)	(#)
	Exercisable	Unexercisable

Michael P. Oliver (1)	9,454,155	2,545,845	$0.02	1/10/2024
President, CEO and
Director

Lowell W. Giffhorn (2)	1,500,000	3,000,000	$0.02	1/10/2024
CFO and Secretary

1)	Option vests over four years, with 2,600,000 vesting on grant and 195,833 vesting per month for 48 months.

2)	Option vests over four years, with 1,500,000 vesting on grant and 62,500 vesting permonth for 48 months subject to Mr. Giffhorn accepting full-time employment withthe Company.

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

The following table shows the fair value of the compensation earned by each of our non-employee directors who received stock option grants during the year ended December 31, 2016:

DIRECTOR COMPENSATION FOR 2016

Name	Fees	Option	Total
	Earned	Awards	($)
	or	($)
	Paid In
	Cash
	($)
Mark McWilliams	$-	$1,484	$1,484
Sheldon L. Miller	$-	$1,496	$1,496
Stanley Pappelbaum, M.D.	$-	$1,016	$1,016
F. Duwaine Townsen	$-	$1,372	$1,372
Rand Mulford	$-	$-	$-

The option awards amount represent the value of the current year amortization of stock options issued in prior years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Summary of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth December 31, 2016 information on our equity compensation plans in effect as of that date:

Number of securities
	Number of securities		remaining availablefor issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	34,168,800	$0.02	831,200

Equity compensation
plans not approved
by security holders	-		-

Total	34,168,800	$0.02	831,200

EQUITY COMPENSATION PLAN INFORMATION

2011 Equity Incentive Plan

The Board adopted the 2011 SpectraScience, Inc. Equity Incentive Plan in February 2011 (the “EIP”) it was approved by the shareholders in August 2014. The EIP provides for the grant of ISOs, NSOs, restricted stock awards, restricted unit awards, stock appreciation rights and performance awards to full-time employees (who may also be directors), non-employee directors, consultants, advisors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. At December 31, 2016, the amount reserved under the EIP is 35,000,000 shares of common stock with stock option grants for 34,168,800 common shares outstanding and 831,200 shares of common stock available for future stock option grants.

OWNERSHIP OF COMMON STOCK

The following table shows as of March 31, 2017, the stock ownership of (i) all persons known by us to be beneficial owners of more than five percent of our outstanding shares of Common Stock, (ii) each director and each nominee for election as a director, (iii) the Named Executive Officers (as defined above in the section titled “Executive Compensation”), and (iv) all current directors and executive officers as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises shared or sole voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 31, 2017. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 1,320,313,586 shares of Common Stock outstanding as of March 31, 2017, plus for each individual, any securities that individual has the right to acquire within 60 days of March 31, 2017.

Unless otherwise indicated below, the address of each principal shareholder is c/o SpectraScience, Inc., 11568-11 Sorrento Valley Road, San Diego, California 92121.

			Percentage of Outstanding Stock	Percentage of Aggregate Voting Power
Name of Beneficial Owner	Title of Class of Stock	Shares Beneficially Owned (1)	of Respective Class	of Common and Series AA
Sheldon L. Miller (2)(10)	Common	4,795,998	*	*
Michael P. Oliver (3)(11)(10)	Common	9,894,821	*	*
Stanley Pappelbaum M.D. (4)(10) (12)	Common	1,001,511,693	*
	Series AA Super Voting	1,000	33.3%	22.6%
Mark McWilliams (5)(10) (12)	Common	1,002,036,913	*
	Series AA Super Voting	1,000	33.3%	22.6%
F. Duwaine Townsen (6)(10)	Common	1,065,484	*	*
Lowell W. Giffhorn (7) (11)	Common	1,500,000	*	*
Rand Mulford (8) (12)	Common	1,000,400,000	*
	Series AA Super Voting	1,000	33.3%	22.6%

All officers and directors as a group (9) (7 persons)	Common	3,021,201,909	1.5%	68.2%
	Series AA Super Voting	3,000	100%

*	Less than 1%

1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.

2)	Includes 1,061,693 shares which may be acquired upon exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017

3)	Includes 9,845,821 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017.

4)	Includes 1,461,693 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017.

5)	Includes 54,284 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017. Also includes warrants to purchase 162,697 shares of Common Stock.

6)	Includes 1,065,484 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017.

7)	Includes 1,500,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017.

8)	Includes 200,000 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017

9)	Includes 15,668,975 shares which may be acquired upon the exercise of options which are currently exercisable or which become exercisable within 60 days of March 31, 2017. Also includes warrants to purchase 162,697 shares of Common Stock.

10)	Director

11)	Executive Officer

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

Director Independence

Although the Company is not listed on a national securities exchange, the Company has chosen to evaluate independence based upon the NASDAQ listed company rules. The Company has determined thatMessrs.McWilliams, Miller, Pappelbaum, Sievert, Mulford and Townsen are independent under NASDAQ Rule 5605(a)(2). Mr. Oliver is not independent under NASDAQ Rule 5605(a)(2) because he has an employment relationship with the Company. Other than Mr. Oliver, the remaining directors of the Company are independent in that they have no relationship to the corporation that may interfere with the exercise of their independence from management and the Company. No independent director has a business or family relationship with another director to the best of management’s knowledge.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee of the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

Our Audit Committee must pre-approve all audit services, engagement fees and terms, and all permitted non-audit engagements, subject to the de minimus exceptions permitted pursuant to the Securities Exchange Act of 1934. All audit-related fees were approved by our Audit Committee in fiscal 2016.

Independent Public Accountants’ Fees.

The following table presents fees for professional services rendered for the two most recent fiscal years.

Fee category	2016	2015

Audit fees	$88,900	88,000

Audit-related fees	$-	-

Tax fees	$1,600	1,600

All other fees	$-	-

Total fees	$90,500	89,600

1)

Audit fees include fees billed and expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, the review of our financial statements included in our reports on Form 10-Q, and accounting consultations necessary for the rendering of an opinion on our consolidated financial statements.

2)	Audit-related fees include fees billed and expected to be billed for professional services rendered primarily for consultation and review of securities registration filings and related consents for the fiscal years ended December 31, 2016 and 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Documents filed as part of this report.

	1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 201

Consolidated Statements of Shareholders’ Equity from December 31, 2014 to December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

	2)	Financial Statement Schedules. Not applicable.

	3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of thisForm 10-K for a description of the documents that are filed as Exhibits to this report or incorporatedby reference herein.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpectraScience, Inc.
(Registrant)

Date: March 31, 2017	By:	/s/ Michael P. Oliver
Michael P. Oliver - President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Oliver
Michael P. Oliver	Date: March 31, 2017
President and Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Lowell W. Giffhorn
Lowell W. Giffhorn	Date: March 31, 2017
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Mark D. McWilliams
Mark D. McWilliams	Date: March 31, 2017
Director

/s/ Stanley J. Pappelbaum
Stanley J. Pappelbaum	Date: March 31, 2017
Director

/s/ Duwaine Townsen
Duwaine Townsen	Date: March 31, 2017
Director

/s/ Sheldon L. Miller
Sheldon L. Miller	Date: March 31, 2017
Director

/s/ Rand Mulford	Date: March 31, 2017
Rand Mulford
Director

Exhibit No.	Description
2.1	Stock Purchase Agreement by and among the Company, Euclid Partners IV, L.P., EuclidSR Partners, L.P., EuclidSR Biotechnology Partners IV, L.P., Stephen L. Watson and Ross Flewelling (Incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K filed on November 13, 2007)

3.1	Amended and Restated Articles of Incorporation dated August 2, 2004 (Incorporated by reference to exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.2	Certificate of Amendment to Articles of Incorporation dated September 21, 2009 (Incorporated by reference to exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.3	Amendment to Amended and Restated Articles of Incorporation dated July 13, 2012 (Incorporated by reference to exhibit 3.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.4	Amendment to Amended and Restated Articles of Incorporation dated August 21, 2014 (Incorporated by reference to exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.5	Amendment to Amended and Restated Articles of Incorporation dated August 6, 2016 (Incorporated by reference to exhibit 3.5 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.6	Amended Bylaws dated November 15, 2012 (Incorporated by reference to exhibit 3.6 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.7	Certificate of Designations Series A dated June 12, 2007 (Incorporated by reference to exhibit 3.7 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.8	Certificate of Designaitons Series B dated June 22, 2009 (Incorporated by reference to exhibit 3.8 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.9	Certificate of Designations Serices C dated April 9, 2010 (Incorporated by reference to exhibit 3.9 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.10	Certificate of Designations Series AA Super Voting dated April 15, 2016 (Incorporated by reference to exhibit 3.10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

3.11	Certificate of Designations Series A, Series B, Series C, Series AA dated June 28, 2016 (Incorporated by reference to exhibit 3.11 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016)

Exhibit No.	Description
3.12	Amended and Restated Articles of Incorporation dated January 10, 2017 (Incorporated by reference to Appendix A to the Company’s Preiminary Information Statement on Schedule 14C, filed on January 11, 2017)

4.1	Warrant to Purchase Series A Preferred Stock of SpectraScience, Inc. (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2007, filed on August 14, 2007)

4.2	Common Stock Purchase Warrant issued to Placement Agent (Incorporated by reference to exhibit 4.3 to the Company’s Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 31, 2008)

4.3	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series B Preferred Stock (Incorporated by reference to exhibit 4.5 to the Company’s Report on Form 8-K filed on November 6, 2009)

4.4	Form of Warrant to Purchase Common Stock of SpectraScience, Inc. issued to Holders of Series C Preferred Stock(Incorporated by reference to exhibit 4.5 to the Company Report on Form 8-K filed June 24, 2010)

4.5	Form of Agent Warrant for Series C Preferred Stock offering (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)

4.6	Form of Debenture issued by the Company to each subscriber in the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-K filed on January 30, 2013)

4.7	Offering (Incorporated by reference to exhibit 4.2 to the Company’s Report on Form 8-K filed on January 30, 2013)

10.1	Common Stock Purchase Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on February 4, 2009)

10.2	Registration Rights Agreement dated as of January 30, 2009, by and between SpectraScience, Inc. and Fusion Capital Fund II, LLC. (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on February 4, 2009)

10.3*	Amended 2001 Stock Plan (Incorporated by reference to exhibit 10.27 to the Company’s Report on Form 8-K filed on August 6, 2004 and to Registration Statement on Form S-8 dated September 9, 2005)

10.4*	Form of Directors’ Option Agreement (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form S-1 filed April 30, 2009)

10.5*	2011 Equity Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 8-K filed on March 1, 2012)

Exhibit No.		Description
10.6	*	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 8-K filed on March 1, 2012)

10.7	*	Offer Letter to Michael P. Oliver (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2012)

10.8		Dealer Agreement dated April 6, 2010 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)

10.9		Dealer Agreement dated July 2, 2009 by and between the Company and Felix Investments, LLC (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on August 26, 2010)

10.10		Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-K filed on April 18, 2012)

10.11		Form of Subscription Agreement by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.1 to the Company’s Report on Form 10-Q filed on March 28, 2014)

10.12		Form of Convertible Debenture by and between the Company and each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.2 to the Company’s Report on Form 10-Q filed on March 28, 2014)

10.13		Form of Warrant for each Subscriber for the Company’s Convertible Debenture Offering (Incorporated by reference to exhibit 10.3 to the Company’s Report on Form 10-Q filed on March 28, 2014)

10.14		Employment Agreement of Michael P. Oliver dated January 1, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K filed on June 27, 2014)

21	+	Subsidiaries of the registrant – Luma Imaging Corporation, a Delaware corporation, SpectraScience International, Inc., a Minnesota corporation, and SpectraScience (UK) Ltd., a foreign Entity

23.1	+	Consent of Independent Registered Public Accounting Firm- Haynie & Company

31.1	+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	+	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2016, formatted in XBRL; (i) the
Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,
(iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated
Statements of Cash Flows, and (v) the Notes to the Consolidated Financial
Statements.

	+	Filed herewith

	*	Denotes management compensatory plan or contract.

