Form 10-Q
period 2017-03-31
SPECTRASCIENCE INC
filed 2017-05-22
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 12, 2017 was 1,440,320,059.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Three Months Ended March 31, 2017

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$100,001	$3,550
Accounts receivable, net	-	950
Inventory	97,423	90,594
Prepaid expenses and other current assets	225,621	266,749
Total current assets	423,045	361,843

Patents, net	984,687	1,024,524
	$1,407,732	$1,386,367

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,499,584	$1,318,737
Accrued expenses	2,458,162	2,278,042
Notes payable- related parties	35,000	35,000
Note payable	112,982	137,982
Convertible debt, net of discounts of $325,848 as of March 31, 2017 and $203,444 as of December 31, 2016	6,131,274	6,211,861
Derivative liability	833,082	819,928
Total current liabilities	11,070,084	10,801,550

Long-term secured convertible debt	1,350,000	1,100,000

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of March 31, 2017 and December 31, 2016	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016; liquidation value of $100,000 as of March 31, 2017 and December 31, 2016	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Series AA Super Voting Preferred Stock, $.001 par value; 3,000 and 0 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016	3	3
Common stock, $.01 par value; 1,996,000,000 shares authorized; 1,413,320,059 and 883,671,222 shares issued and outstanding as of March 31, 2017 and December 31, 2016	14,133,200	8,836,712
Additional paid in capital	29,792,890	34,582,771
Accumulated deficit	(54,969,295)	(53,965,519)
Total shareholders' deficit	(11,043,202)	(10,546,033)
	$1,407,732	$1,386,367

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating expenses:
Research and development	$130,842	$194,007
General and administrative	279,732	307,841
Sales and marketing	74,854	79,413
	485,428	581,261

Loss from operations	(485,428)	(581,261)

Other income (expense)
Interest expense	(184,709)	(374,130)
Change in fair value of derivative and warrant liabilities	167,787	(887,494)
Amortization of derivative and warrant liabilities discount	(130,408)	(141,561)
Amortization of deferred debt issuance costs and original issue discount	(6,734)	(62,530)
Loss on issuance of variable rate debt	(368,743)	-
Gain on extinguishment of debt	10,551	1,166
Loss on foreign exchange transactions	(6,092)	(8,924)
Other income (expense), net	-	(1,600)
	(518,348)	(1,475,073)

Net loss	$(1,003,776)	$(2,056,334)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding: Basic and diluted	1,090,120,075	609,825,530

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the three months ended March 31, 2017

(unaudited)

	Series AA Super				Additional		Total
	Voting Preferred		Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	3,000	$3	883,671,222	$8,836,712	$34,582,771	$(53,965,519)	$(10,546,033)

Non cash issuance of stock options	-	-	-	-	40,001	-	40,001
Conversion of convertible debt	-	-	529,648,837	5,296,488	(4,830,174)	-	466,314
Non cash issuance of warrant for consulting services	-	-	-	-	292	-	292
Net loss	-	-	-	-	-	(1,003,776)	(1,003,776)

Balance March 31, 2017	3,000	$3	1,413,320,059	$14,133,200	$29,792,890	$(54,969,295)	$(11,043,202)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(1,003,776)	$(2,056,334)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	39,837	40,552
Non-cash interest from forbearance on and issuance of variable rate convertible debentures	385,102	94,329
Non-cash issuance of stock options and warrants	40,001	40,001
Non-cash (income) expense related to commitment of common stock in excess of authorized shares	(38,902)	131,504
Amortization of derivative and warrant liabilities discount	130,408	141,561
Amortization of deferred debt issuance costs and original issue discount	6,734	62,530
Issuance of debt and common stock for services	11,000	350
Change in fair value of derivative and warrant liabilities	(167,787)	887,494
Gain on extinguishment of debt	(10,551)	(1,166)
Changes in assets and liabilities:
Accounts receivable	950	7,061
Inventory	(6,829)	(31,639)
Prepaid expense and other assets	41,128	36,887
Accounts payable	180,844	127,720
Accrued expenses	199,961	112,154
Net cash used in operating activities	(191,880)	(406,996)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	309,000	300,000
Proceeds from issuance of notes payable to related parties	-	35,000
Payments on convertible notes payable	(669)	-
Debt issuance costs	(20,000)	(53,712)
Net cash provided by financing activities	288,331	281,288

Net decrease in cash	96,451	(125,708)

Cash, beginning of year	3,550	127,493

Cash, end of period	$100,001	$1,785

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,000	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$88,419	$75,812
Conversion of interest payable to increase in note	$13,767	$-
Conversion of note payable to convertible note payable	$25,000	$-

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, the Company had a working capital deficit of $10,647,039 and cash of $100,001, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company uses agents to assist it with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2017, the Company raised $289,000, net of transaction costs of $20,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of March 31, 2017, Convertible Debentures with a face value of $5,998,875 held by 80 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black Scholes option-pricing model (the “Black-Scholes Model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises its estimate in subsequent periods if actual forfeitures differ from those estimates.

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

As of March 31, 2017, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock. At March 31, 2017, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP of which up to 26,725,761 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. There were no stock options granted during the three month periods ended March 31, 2017 and 2016.

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

For the three month periods ended March 31, 2017 and 2016, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

	March 31, 2017	March 31, 2016

Preferred Stock	3,085,000	3,085,000
Convertible debentures	1,604,110,127	378,651,041
Options	34,168,800	34,168,800
Warrants	111,200,650	132,875,170
Total	1,752,564,577	548,780,011

The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Numerator:
Net loss for basic earnings per share	$(1,003,776)	$(2,056,334)
Net loss for diluted earnings per share	$(1,003,776)	$(2,056,334)

Denominator:
Weighted average basic shares outstanding	1,090,120,075	609,825,530
Denominator for diluted earnings per share-Adjusted weighted average shares	1,090,120,075	609,825,530

Income (loss) per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Inventory

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Raw materials	$256,163	$256,163
Finished goods	37,697	30,868
	293,860	287,031
Reserve for obsolescence	-	-
	293,860	287,031
Less long-term portion	196,437	196,437
	$97,423	$90,594

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

During the year ended December 31, 2016, the Company purchased the inventory of Oncoscope, Inc. from the Trustee of Ondoscope’s bankruptcy proceeding for a total of $40,000. This amount, net of amounts sold of $2,100, has been included in raw materials.

Recently Adopted and Issued Accounting Pronouncements

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2016 annual period. Management has evaluated the impact of the adoption of these changes and has determined there will be no material impact on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of 2016. This update was applied on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 31, 2016, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the consolidated balance sheets. As a result of the Company having recognized a valuation reserve for the entire deferred tax liability balance at March 31, 2017 and December 31, 2016, there is no impact of the presentation of deferred income taxes in our financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements in order for them to conform to the 2017 presentation. Such reclassifications have no impact on the Company’s financial position or results of operations.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five-year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest accrues at 20% from October 1, 2015 until paid. During the three months ended March 31, 2017, $25,000 principal of this note was assigned to a third party who paid a like amount to the holder of the note. The balance of the note outstanding at March 31, 2017, $112,982, continues to accrue interest at 20%.

Notes Payable- Related Parties

During the three months ended March 31, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes. The balance of the notes remains $35,000 at March 31, 2017.

Convertible Debentures

As of March 31, 2017, the Company has issued and outstanding fixed rate Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at initial conversion prices ranging from $0.01 to $0.099 per share.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through March 31, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to March 31, 2013 do not contain such an exchange clause. During the three months ended March 31, 2017, Debentures with an accumulated principal balance of $150,000 and $13,767 of accrued interest were assigned to a third party note holder. The new notes contain variable conversion rates discussed below. The gross amount of Debentures with fixed conversion rates outstanding is $5,977,082 as of March 31, 2017.

During the three months ended March 31, 2017, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $480,040 as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the balances of the Debentures and Variable Debentures are as follows:

	March 31, 2017	December 31, 2016

Balance at beginning of period	$6,415,305	$6,174,760
Issuance of debentures for cash	60,000	320,000
Issuance of debentures for services	10,000	15,000
Issuance of debentures for forbearance	16,064	65,282
Debentures repaid in cash	(669)	-
Debentures converted to common stock	(82,345)	(291,754)
Debentures exchanged for new debentures	38,767	132,017
Convertible debt	6,457,122	6,415,305
Less unamortized costs of financing	325,848	203,444
Convertible debt, net of unamortized costs	$6,131,274	$6,211,861

Convertible debt in default	$5,998,875	$5,991,570

Secured Convertible Note

During the three months ended March 31, 2017, the Company issued for cash of $250,000 Secured Convertible Debentures (the “Secured Debentures”) to two accredited investors. The terms of the Debentures are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company. In addition, the Company issued to the holder of $100,000 Secured Debentures, a five year common stock purchase warrant to purchase up to 5,000,000 shares of common stock with an exercise price of $0.02 per share. The value of this warrant, $292, was determined using the Black Sholes Method and was reflected as a discount to the Secured Debenture.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. In addition, outstanding Variable Debentures contain variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using the Black Scholes Model. The period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

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

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes Option Pricing method and a liability is recorded as though the obligations would be settled using some means other than stock. For the three months ended March 31, 2017, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 1,166,000,000 shares.

As of March 31, 2017 and December 31, 2016, the balances of the Derivative Liability are as follows:

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

			Commitment
			In Excess of
		Conversion	Authorized
	Warrants	Feature	Stock	Total

Balance at January 1, 2016	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	697,256	-	741,650
Change in fair value at year end	(22,378)	718,458	-	696,080
Elimination of liability on conversion	-	(1,232,151)	-	(1,232,151)
Over commitment of stock	-	-	(5,972)	(5,972)
Balance at December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	2,842	627,510	-	630,352
Change in fair value at year end	(55,329)	(112,458)	-	(167,787)
Elimination of liability on conversion	-	(410,509)	-	(410,509)
Over commitment of stock	-	-	(38,902)	(38,902)
Balance at March 31, 2017	$29,949	$783,579	$19,554	$833,082

Debentures with warrants attached issued subsequent to March 31, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the three months ended March 31, 2017, holders of Convertible Debentures with a face value of $82,345 and accrued interest of $6,074 converted their debentures into 529,648,837 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $15,651.

Warrants

During the three months ended March 31, 2017, in conjunction with the sale of Convertible Debentures, the Company issued a five-year common stock purchase warrant to acquire up to 5,000,000 shares to holders of the Debentures. In addition, the Company issued a five-year common stock purchase warrant to acquire up to 500,000 shares to an agent who assisted in this financing. These warrants have an exercise price of $0.02 per share. The value of the warrants was determined using the Black Sholes Model. The value of the warrant issued to the note holder, $2,925, was reflected as a discount to the note and the value of the warrant issued to the agent, $292, was reflected as a non-cash operating expense.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black Scholes Model and was included as non-cash expenses and additional paid-in capital during the three months ended March 31, 2016.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

 The balance of all warrants outstanding as of March 31, 2017 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Warrants	Price	Value
Outstanding at January 1, 2017	132,278,221	$0.0765
Granted	5,500,000	$0.0200	$0.0006
Cancelled	(26,577,571)	$0.0745
Exercised	-	$-
Outstanding at March 31, 2017	111,200,650	$0.0742

Exercisable at March 31, 2017	111,200,650	$0.0742

Stock Options

Options outstanding as of March 31, 2017 are as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2017	34,168,800	$0.02	7.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at March 31, 2017	34,168,800	$0.02	6.79	$-

Exercisable at March 31, 2017	26,725,761	$0.02	6.79	$-

Weighted average fair value of options granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.0006, the closing market price of the Company’s common stock on March 31, 2017 as quoted on the Pink Sheets under the symbol “SCIE”.

At March 31, 2017, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $133,323, which we expect to be recognized over the next year.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors. The Company recorded a special dividend and valued the Series AA Super Voting Preferred Stock at $25,000 as of March 31, 2017 and December 31, 2016.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. The Black Sholes Model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

SpectraScience, Inc.

Notes to Unaudited Condensed Financial Statements (continued)

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of March 31, 2017:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2017
Derivative liability	$-	$-	$783,579	$783,579
Warrant liability	-	-	29,949	29,949
Commitment in excess of authorized stock	-	-	19,554	19,554
Total	$-	$-	$833,082	$833,082

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

			Commitment
			In Excess of
	Warrant	Derivative	Authorized	Total
	Liability	Liability	Stock	Liability
Balance December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	2,842	627,510	-	630,352

Elimination of liability on conversion	-	(410,509)	-	(410,509)

Change in estimated fair value (1)	(55,329)	(112,458)	-	(167,787)

Change in commitment in excess of authorized stock	-	-	(38,902)	(38,902)

Balance March 31, 2017	$29,949	$783,579	$19,554	$833,082

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the three months ended March 31, 2017:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.0001 - $0.074	$0.02 - $0.1287
Expected volatility	216% to 240%	242% to 249%
Expected dividends	None	None
Risk-free interest rate	0.79% to 1.06%	1.93%
Forfeitures	None	None

In computing the fair value of the derivative and warrant liability at March 31, 2017, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

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

7. Subsequent Events

Secured Convertible Debentures

In May 2017, the Company issued a $60,000 Secured Convertible Debenture (the “Debenture”) to one accredited investor for cash consideration of $50,000. The Debenture matures in three years, carries a fixed conversion price of $0.01, and an annual interest rate of 8%. The secured interest is on all of the assets of the Company and is shared equally with a previous secured party. In addition, the Company issued a five year common stock purchase warrant exercisable into up to 3,000,000 shares of common stock at an exercise price of $0.02.

Variable Rate Convertible Debentures

In April 2017, a holder of Variable Rate Convertible Debentures with principal of $4,116 and accrued interest of $3,309 converted the remaining portion of one of their debentures into 27,000,000 shares of common stock. In addition, in May 2017, the Company entered into a variable rate note accumulating $75,000 that can be repaid for a premium ranging from 20% to 35% if paid within 180 days. If paid subsequent to 180 days, the notes are convertible into common stock at a discount to the market price.

Increase in Authorized Shares

On April 24, 2017, the Company’s shareholders approved an increase in authorized capital stock from 2 billion shares to 3 billion shares. The increase in authorized shares will become effective 20 days after the mailing of a Definitive 14C to shareholders.

Subsequent events have been evaluated through the date financial statements are filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, our anticipated duration of periods of net loss, our near term operating goals, our expectations regarding the market for our products, the introduction of our products in new international markets and our beliefs with respect to opportunities and industry conditions in those markets, our beliefs about our products, product development, acquisition or licensing of complementary technologies and expectations with respect to our products’ performance and acceptance, the results of and our intentions with respect to our distribution agreement with PENTAX Europe GmbH, our beliefs about the strengths of our intellectual property portfolio, our regulatory goals and developments, anticipated clinical trials and research, our agreements with Laidlaw and other agents and their effect on our future capital resources and future financial position, our expectations with respect to stock option expense recognition, our future cash needs, the sufficiency of our working capital and our operating losses for the remainder of the current fiscal year. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause or contribute to such differences, including, but not limited to, changes in law or regulatory policies, unanticipated competition from other similar businesses, adverse outcomes from litigation, unexpected employee departures or disruptions, adverse market and general economic factors and other factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Plan of Operation

During the three month period ended March 31, 2017, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

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

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Favorable
	2017	2016	(Unfavorable)%
Operating expenses:
Research and development	$130,842	$194,007	$63,165	-32.6%
General and administrative	279,732	307,841	28,109	-9.1%
Sales and marketing	74,854	79,413	4,559	-5.7%
	485,428	581,261	95,833	16.5%

Loss from operations	(485,428)	(581,261)	95,833	16.5%

Other income (expense)	(518,348)	(1,475,073)	956,725	-64.9%

Net loss	$(1,003,776)	$(2,056,334)	$1,052,558	-51.2%

Research and Development Expenses

Research and development expenses decreased by $63,165, 32.6%, to $130,842 for the quarter ended March 31, 2017 from $194,007 for the three months ended March 31, 2016. This decrease was due to a decrease in clinical costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $28,109, 9.1%, to $279,732 for the quarter ended March 31, 2017 from $307,841 for the three months ended March 31, 2016. This decrease was due to a decrease in travel and convention costs. We anticipate that costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $4,559, 5.7%, to $74,854 for the quarter ended March 31, 2017 from $79,413 for the quarter ended March 31, 2016. The primary reason for the decrease was a decrease in payroll costs related to the change in foreign currency values. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2017 was expense of $518,348 compared to expense of $1,475,073 for the quarter ended March 31, 2016. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense)

Liquidity and Capital Resources

	As of		Increase
	March 31, 2017	December 31, 2016	(Decrease)
Working Capital

Current assets	$423,045	$361,843	$61,202
Current liabilities	11,070,084	10,801,550	268,534
Working capital deficit	$(10,647,039)	$(10,439,707)	$207,332

Long-term debt	$1,350,000	$1,100,000	$250,000

Stockholders' deficit	$(11,043,202)	$(10,546,033)	$497,169

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(191,880)	$(406,996)	$(215,116)
Investing activities	$-	$-	$-
Financing activities	$288,331	$281,288	$7,043

	As of		Increase
	March 31, 2017	December 31, 2016	(Decrease)
Balance Sheet Select Information

Cash	$100,001	$3,550	$96,451

Accounts receivable	$-	$950	$(950)

Inventory	$97,423	$90,594	$6,829

Accounts payable and accrued expenses	$3,957,746	$3,596,779	$360,967

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

As of March 31, 2017, the Company had a working capital deficit of $10,647,039 and cash of $100,001, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company has engaged other agents to assist it Company with raising capital and has commenced raising capital on its own. During the three months ended March 31, 2017, the Company raised $289,000, net of transaction costs of $20,000, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	Various	529,648,837	Conversion of debt	$466,315

Common Stock Purchase Warrants
Issued With Convertible Debentures	Date of Issuance	Number of Shares	Exercise Price	Expiration Date
	3/31/2017	5,000,000	$0.02	3/31/2022

Common Stock Purchase Warrants	Date of
Issued For Services	Issuance	Number of Shares	Exercise Price	Expiration Date
	3/31/2017	500,000	$0.02	3/31/2022

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

Item 3. Defaults Upon Senior Securities

As of May 15, 2017, there are Unsecured Convertible Debentures with a face value of $5,998,875 held by 80 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of May 15, 2017, none of the Holders of these Debentures have elected to provide notice of default.

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

SpectraScience, Inc. (Registrant)

Date: May 22, 2017	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: May 22, 2017	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer
(Principal financial officer and principal accounting officer)

