Form 10-Q
period 2017-06-30
SPECTRASCIENCE INC
filed 2017-08-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]		Accelerated filer	[ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 14, 2017 was 2,685,830,579.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Six Months Ended June 30, 2017

 PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$25	$3,550
Accounts receivable, net	-	950
Inventory	97,423	90,594
Prepaid expenses and other current assets	191,322	266,749
Total current assets	288,770	361,843

Patents, net	944,851	1,024,524
	$1,233,621	$1,386,367

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,773,561	$1,318,737
Accrued expenses	2,608,116	2,278,042
Notes payable- related parties	35,000	35,000
Note payable	112,982	137,982
Convertible debt, net of discounts of $249,988 as of June 30, 2017 and $203,444 as of December 31, 2016	6,199,543	6,211,861
Derivative liability	1,223,250	819,928
Total current liabilities	11,952,452	10,801,550

Long-term secured convertible debt	1,410,000	1,100,000

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016; liquidation value of $517,000 plus accumulated and unpaid dividends of $106,931 as of June 30, 2017 and December 31, 2016	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016; liquidation value of $100,000 as of June 30, 2017 and December 31, 2016	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders' deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Series AA Super Voting Preferred Stock, $.001 par value; 3,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016	3	3
Common stock, $.01 par value; 2,996,000,000 shares authorized; 1,962,785,579 and 883,671,222 shares issued and outstanding as of June 30, 2017 and December 31, 2016	19,627,855	8,836,712
Additional paid in capital	24,432,963	34,582,771
Accumulated deficit	(56,220,502)	(53,965,519)
Total shareholders' deficit	(12,159,681)	(10,546,033)
	$1,233,621	$1,386,367

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$950	$-	$950
Cost of revenue	-	868	-	868
Gross profit	-	82	-	82

Operating expenses:
Research and development	128,660	194,155	259,501	388,162
General and administrative	305,560	306,213	585,292	614,054
Sales and marketing	73,780	101,214	148,634	180,627
	508,000	601,582	993,427	1,182,843

Loss from operations	(508,000)	(601,500)	(993,427)	(1,182,761)

Other income (expense)
Interest expense	(266,496)	(208,347)	(815,230)	(579,299)
Change in fair value of derivative and warrant liabilities	(452,019)	624,873	(284,232)	(262,621)
Amortization of derivative and warrant liabilities discount	(137,618)	(94,735)	(268,026)	(236,296)
Amortization of deferred debt issuance costs and original issue discount	(7,978)	(62,920)	(14,712)	(125,450)
Gain on extinguishment of debt	161,573	245,908	172,124	247,074
Income (loss) on foreign exchange transactions	(32,436)	13,616	(38,529)	4,691
Other income (expense), net	(8,233)	(5,077)	(12,951)	(9,854)
	(743,207)	513,318	(1,261,556)	(961,755)

Net loss	$(1,251,207)	$(88,182)	$(2,254,983)	$(2,144,516)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,490,570,290	668,866,352	1,291,451,398	640,797,803

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders' Deficit

For the six months ended June 30, 2017

(unaudited)

	Series AA Super Voting Preferred		Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	3,000	$3	883,671,222	$8,836,712	$34,582,771	$(53,965,519)	$(10,546,033)

Non cash issuance of stock options	-	-	-	-	80,002	-	80,002
Conversion of convertible debt	-	-	1,079,114,357	10,791,143	(10,230,394)	-	560,749
Non cash issuance of warrant for consulting services	-	-	-	-	584	-	584
Net loss	-	-	-	-	-	(2,254,983)	(2,254,983)

Balance June 30, 2017	3,000	$3	1,962,785,579	$19,627,855	$24,432,963	$(56,220,502)	$(12,159,681)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(2,254,983)	$(2,144,516)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	79,673	80,789
Non-cash interest	16,648	31,364
Non-cash issuance of stock options and warrants	80,002	80,003
Non-cash expense related to commitment of common stock in excess of authorized shares	(39,397)	132,130
Loss on issuance of variable rate notes	428,367	84,434
Amortization of derivative and warrant liabilities discount	268,026	236,296
Amortization of deferred debt issuance costs and original issue discount	14,712	125,450
Issuance of debt for services	22,250	-
Issuance of common stock for services	1,400	700
Change in fair value of derivative and warrant liabilities	284,232	262,620
Gain on extinguishment of debt	(172,124)	(247,073)
Changes in assets and liabilities:
Accounts receivable	950	6,111
Inventory	(6,829)	(47,845)
Prepaid expense and other assets	75,427	71,073
Accounts payable	454,821	173,391
Accrued expenses	357,470	274,152
Net cash used in operating activities	(389,355)	(880,921)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	123,750	300,000
Proceeds from issuance of notes payable to related parties	-	35,000
Proceeds from issuance of secured note payable	299,000	500,000
Payments on convertible notes payable in cash	(669)	-
Debt issuance costs	(36,251)	(53,712)
Net cash provided by financing activities	385,830	781,288

Net decrease in cash	(3,525)	(99,633)

Cash, beginning of year	3,550	127,493

Cash, end of period	$25	$27,860

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,000	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$178,565	$88,550
Exchange of convertible notes and accrued interest to new notes	$25,000	$42,896
Conversion of accrued interest to note payable	$13,767	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

As of June 30, 2017, the Company had a working capital deficit of $11,663,682 and cash of $25, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company uses agents to assist it with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2017, the Company raised $386,499, net of transaction costs of $36,251, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest and other related costs are immediately due and payable in cash. As of June 30, 2017, Convertible Debentures with a face value of $6,068,243 held by 83 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Significant estimates made by management include, among others, realization of long-lived assets including intangible assets, assumptions used to value stock options, assumptions used to value the common stock issued and assumptions related to the determination of the fair value of the derivative components associated with the Company’s Convertible Debentures. Actual results could differ from those estimates.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Over Commitment of Shares

Since the number of shares issuable under convertible debentures with floating exercise prices is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black Scholes option pricing model (the “Black Scholes Model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises its estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

As of June 30, 2017, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock. At June 30, 2017, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP of which up to 28,058,674 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. There were no stock options granted during the six month periods ended June 30, 2017 and 2016.

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

For the six month periods ended June 30, 2017 and 2016, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30, 2017	June 30, 2016

Preferred Stock	3,085,000	3,085,000
Convertible debentures	4,594,144,575	247,559,219
Options	34,168,800	34,168,800
Warrants	114,750,650	132,875,170
Total	4,746,149,025	417,688,189

The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Numerator:
Net loss for basic earnings per share	$(1,251,207)	$(88,182)	$(2,254,983)	$(2,144,516)
Net loss for diluted earnings per share	$(1,251,207)	$(88,182)	$(2,254,983)	$(2,144,516)

Denominator:
Weighted average basic shares outstanding	1,490,570,290	668,866,352	1,291,451,398	640,797,803
Denominator for diluted earnings per share- Adjusted weighted average shares	1,490,570,290	668,866,352	1,291,451,398	640,797,803

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Inventory

Inventory consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Raw materials	$256,163	$256,163
Finished goods	37,697	30,868
	293,860	287,031
Reserve for obsolescence	-	-
	293,860	287,031
Less long-term portion	196,437	196,437
	$97,423	$90,594

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the year ended December 31, 2016, the Company purchased the inventory of Oncoscope, Inc. from the Trustee of Ondoscope’s bankruptcy proceeding for a total of $40,000. This amount, net of amounts sold of $2,100, has been included in raw materials.

Recently Adopted and Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is currently expecting to use the modified retrospective method to adopt this standard and is continuing to assess all of the potential impacts of the new standard on its consolidated financial statements and related disclosures, although we do not expect the implementation to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The ASU will be effective for the Company starting on January 1, 2019. The Company is continuing to evaluate the impact of the application of this ASU on our consolidated financial statements and disclosures. We expect to recognize right of use assets and lease liabilities.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five-year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest accrues at 20% from October 1, 2015 until paid. During the six months ended June 30, 2017, $25,000 principal of this note was assigned to a third party who paid a like amount to the holder of the note. The balance of the note outstanding at June 30, 2017, $112,982, continues to accrue interest at 20%.

Notes Payable- Related Parties

During the six months ended June 30, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes. The balance of the notes remain $35,000 at June 30, 2017.

Convertible Debentures

As of June 30, 2017, the Company has issued and outstanding fixed rate Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at initial conversion prices ranging from $0.01 to $0.099 per share.

The Debentures were issued with detachable five year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through June 30, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature in the event that the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to June 30, 2013 do not contain such an exchange clause. During the six months ended June 30, 2017, Debentures with an accumulated principal balance of $150,000 and $13,767 of accrued interest were assigned to a third party note holder. The new notes contain variable conversion rates discussed below. The gross amount of Debentures with fixed conversion rates outstanding is $5,977,082 as of June 30, 2017.

During the six months ended June 30, 2017, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $472,449 as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the balances of the Debentures and Variable Debentures are as follows:

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30, 2017	December 31, 2016

Balance at beginning of period	$6,415,305	$6,174,760
Issuance of debentures for cash	123,750	320,000
Issuance of debentures for services	21,250	15,000
Issuance of debentures for forbearance	16,064	65,282
Debentures repaid in cash	(669)	-
Debentures converted to common stock	(164,936)	(291,754)
Debentures exchanged for new debentures	38,767	132,017
Convertible debt	6,449,531	6,415,305
Less unamortized costs of financing	249,988	203,444
Convertible debt, net of unamortized costs	$6,199,543	$6,211,861

Convertible debt in default	$6,068,243	$5,991,570

Secured Convertible Note

During the six months ended June 30, 2017, the Company issued for cash of $300,000 Secured Convertible Debentures (the “Secured Debentures”) to two accredited investors. The terms of the Debentures are for three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all of the assets of the Company. In addition, the Company issued to the holder of $150,000 Secured Debentures, five year common stock purchase warrants to purchase up to 8,000,000 shares of common stock with exercise prices of $0.02 per share. The value of these warrants, $584, was determined using the Black Sholes option pricing model and was reflected as a discount to the Secured Debenture.

Derivative Liability

Since the Company issued Convertible Debentures which included Holders Warrants, Agent Warrants and a conversion option that includes a possible exchange feature in the event of a future financing on terms more favorable than those of the existing warrants and debentures, this results in the warrants and conversion feature of the debentures being recorded as a liability and measured at fair value. In addition, outstanding Variable Debentures contain variable conversion rates based on unknown future prices of the Company’s common stock resulting in a conversion feature. The Company measures these warrants and conversion features using the Black Scholes option pricing model. The period over which the Company will be required to evaluate the fair value of the warrants is approximately five years and the period over which the Company will be required to evaluate the fair value of the conversion features are six to twelve months or conversion.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

will continue to be so until the Company’s Debentures, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. For the six months ended June 30, 2017, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 3,706,000,000 shares.

As of June 30, 2017 and December 31, 2016, the balances of the Derivative Liability are as follows:

			Commitment
			In Excess of
	Warrants	Conversion Feature	Authorized Stock	Total

Balance at January 1, 2016	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	697,256	-	741,650
Change in fair value at year end	(22,378)	718,458	-	696,080
Elimination of liability on conversion	-	(1,232,151)	-	(1,232,151)
Over commitment of stock	-	-	(5,972)	(5,972)
Balance at December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	4,268	762,134	-	766,402
Change in fair value at year end	(71,602)	355,833	-	284,231
Elimination of liability on conversion	-	(607,914)	-	(607,914)
Over commitment of stock	-	-	(39,397)	(39,397)
Balance at June 30, 2017	$15,102	$1,189,089	$19,059	$1,223,250

Debentures with warrants attached issued subsequent to June 30, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the six months ended June 30, 2017, holders of Convertible Debentures with a face value of $164,938 and accrued interest of $13,629 converted their debentures into 1,079,114,357 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $172,124.

Warrants

During the six months ended June 30, 2017, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire up to 8,000,000 shares to holders of the Debentures. In addition, the Company issued five-year common stock purchase warrants to acquire up to 1,050,000 shares to an agent who assisted in this financing. These warrants have an exercise price of $0.02 per share. The value of the warrants was determined using the Black Sholes option pricing model.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The value of the warrants issued to the note holder, $4,386, were reflected as a discount to the notes and the value of the warrants issued to the agent, $584, were reflected as a non-cash operating expense.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black Scholes option pricing model and was included as non-cash expense and additional paid-in capital during the six months ended June 30, 2016.

The balance of all warrants outstanding as of June 30, 2017 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Warrants	Price	Value
Outstanding at January 1, 2017	132,278,221	$0.0765
Granted	9,050,000	$0.0200	$0.0005
Cancelled	(26,577,571)	$0.0745
Exercised	-	$-
Outstanding at June 30, 2017	114,750,650	$0.0725

Exercisable at June 30, 2017	114,750,650	$0.0725

Stock Options

Options outstanding as of June 30, 2017 are as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2017	34,168,800	$0.02	7.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at June 30, 2017	34,168,800	$0.02	6.54	$-

Exercisable at June 30, 2017	28,058,674	$0.02	6.54	$-

Weighted average fair value of options granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.0003, the closing market price of the Company’s common stock on June 30, 2017 as quoted on the Pink Sheets under the symbol “SCIE”.

At June 30, 2017, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $93,322, which we expect to be recognized over the next year.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors. The Company recorded a special dividend and valued the Series AA Super Voting Preferred Stock at $25,000 as of June 30, 2017 and December 31, 2016.

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

The fair value of the Company’s recorded derivative and warrant liabilities is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. The Black Sholes option pricing model was used to determine the fair value with similar assumptions to those described under “Stock-Based Compensation”. The Company records derivative and warrant liabilities on the condensed consolidated balance sheets at fair value with changes in fair value recorded in the condensed consolidated statements of operation.

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of June 30, 2017:

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2017
Derivative liability	$-	$-	$1,189,089	$1,189,089
Warrant liability	-	-	15,102	15,102
Commitment in excess of authorized stock	-	-	19,059	19,059
Total	$-	$-	$1,223,250	$1,223,250

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

			Commitment
			In Excess of
	Warrant Liability	Derivative Liability	Authorized Stock	Total Liability
Balance December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	4,268	762,134	-	766,402

Elimination of liability on conversion	-	(607,914)	-	(607,914)

Change in estimated fair value (1)	(71,602)	355,833	-	284,231

Change in commitment in excess of authorized stock	-	-	(39,397)	(39,397)

Balance June 30, 2017	$15,102	$1,189,089	$19,059	$1,223,250

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the six months ended June 30, 2017:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.0001 - $0.074	$0.02 - $0.1287
Expected volatility	216% to 240%	242% to 251%
Expected dividends	None	None
Risk-free interest rate	0.79% to 1.24%	1.78% to 1.93%
Forfeitures	None	None

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In computing the fair value of the derivative and warrant liability at June 30, 2017, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

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

7. Subsequent Events

Variable Rate Convertible Debentures

In July and August 2017, holders of Variable Rate Convertible Debentures with principal of $37,774 and accrued interest of $528 converted a portion of their debentures into 723,045,000 shares of common stock.

In July 2017, the Company issued a $35,000 Variable Rate Convertible Debenture (the “Debenture”) to an accredited investor for cash consideration of $20,000. The Debenture matures on December 2, 2017, has a variable conversion rate of 50% discount to the lowest trade 20 days previous to conversion, and an annual interest rate of 8%.

In August 2017, the Company issued a $43,000 Variable Rate Convertible Debenture (the “Second Debenture”) to one accredited investor for cash consideration of $0, payment of fees of $39,000 and an original issue discount of $4,000. The Second Debenture matures on May 9, 2018, has a variable conversion rate of 45% discount to the lowest trade 25 days previous to conversion, and an annual interest rate of 12%.

Increase in Authorized Shares

On July 27, 2017, the Company’s shareholders approved an increase in authorized capital stock from 3 billion shares to 5 billion shares. The increase in authorized shares will become effective 20 days after the mailing of a Definitive 14C to shareholders.

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

Plan of Operation

During the six month period ended June 30, 2017, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

Over the next 12 months, SpectraScience intends to:

●	Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

●	Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European jurisdiction;

●	Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4;

●	Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular China, Saudi Arabia and India;

●

Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the United States;

●	Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

●	Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Favorable
	2017	2016	(Unfavorable)%

Revenue	$-	$950	$(950)	-100.0%
Cost of revenue	-	868	868	100.0%
Gross profit	-	82	(82)	-100.0%

Operating expenses:
Research and development	128,660	194,155	65,495	33.7%
General and administrative	305,560	306,213	653	0.2%
Sales and marketing	73,780	101,214	27,434	27.1%
	508,000	601,582	93,582	15.6%

Loss from operations	(508,000)	(601,500)	93,500	15.5%

Other income (expense)	(743,207)	513,318	(1,256,525)	NM

Net loss	$(1,251,207)	$(88,182)	$(1,163,025)	1318.9%

Gross Profit

There were no sales or associated cost of sales during the three months ended June 30, 2017 compared to minor sales for the three months ended June 30, 2016. We anticipate that revenue and cost of revenue will increase as we proceed with the introduction of the WaveSTAT4 in Europe.

Research and Development Expenses

Research and development expenses decreased by $65,495, 33.7%, to $128,660 for the quarter ended June 30, 2017 from $194,155 for the three months ended June 30, 2016. This decrease was due to a decrease in clinical costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $653, 0.2%, to $305,560 for the quarter ended June 30, 2017 from $306,213 for the three months ended June 30, 2016. We anticipate that costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $27,434, 27.1%, to $73,780 for the quarter ended June 30, 2017 from $101,214 for the quarter ended June 30, 2016. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2017 was expense of $743,207 compared to income of $513,318 for the quarter ended June 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense)

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Favorable
	2017	2016	(Unfavorable)%

Revenue	$-	$950	$(950)	-100.0%
Cost of revenue	-	868	868	100.0%
Gross profit	-	82	(82)	-100.0%

Operating expenses:
Research and development	259,501	388,162	128,661	33.1%
General and administrative	585,292	614,054	28,762	4.7%
Sales and marketing	148,634	180,627	31,993	17.7%
	993,427	1,182,843	189,416	16.0%

Loss from operations	(993,427)	(1,182,761)	189,334	16.0%

Other income (expense)	(1,261,556)	(961,755)	(299,801)	-31.2%

Net loss	$(2,254,983)	$(2,144,516)	$(110,467)	-5.2%

Gross Profit

There were no sales or associated cost of sales during the six months ended June 30, 2017 compared to minor sales for the six months ended June 30, 2016. We anticipate that revenue and cost of revenue will increase as we proceed with the introduction of the WaveSTAT4 in Europe.

Research and Development Expenses

Research and development expenses decreased by $128,661, 33.1%, to $259,501 for the six months ended June 30, 2017 from $388,162 for the six months ended June 30, 2016. This decrease was due to a decrease in clinical costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $28,762, 4.7%, to $585,292 for the six months ended June 30, 2017 from $614,054 for the six months ended June 30, 2016. This decrease was due primarily to a decrease in travel and convention costs. We anticipate that costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $31,993, 17.7%, to $148,634 for the six months ended June 30, 2017 from $180,627 for the six months ended June 30, 2016. The primary reason for the decrease was a decrease in payroll costs related to the change in foreign currency values. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2017 was expense of $1,261,556 compared to expense of $961,755 for the six months ended June 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense)

Liquidity and Capital Resources

	As of		Increase
	June 30, 2017	December 31, 2016	(Decrease)
Working Capital

Current assets	$288,770	$361,843	$(73,073)
Current liabilities	11,952,452	10,801,550	1,150,902
Working capital deficit	$(11,663,682)	$(10,439,707)	$1,223,975

Long-term debt	$1,410,000	$1,100,000	$310,000

Stockholders' deficit	$(12,159,681)	$(10,546,033)	$1,613,648

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(389,355)	$(880,921)	$(491,566)
Investing activities	$-	$-	$-
Financing activities	$385,830	$781,288	$(395,458)

	As of		Increase
	June 30, 2017	December 31, 2016	(Decrease)
Balance Sheet Select Information

Cash	$25	$3,550	$(3,525)

Accounts receivable	$-	$950	$(950)

Inventory	$97,423	$90,594	$6,829

Accounts payable and accrued expenses	$4,381,677	$3,596,779	$784,898

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

As of June 30, 2017, the Company had a working capital deficit of $11,663,682 and cash of $25, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company has engaged other agents to assist it Company with raising capital and has commenced raising capital on its own. During the six months ended June 30, 2017, the Company raised $386,499, net of transaction costs of $36,251, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

		Number of
	Date of	Common Shares	Source of
Common Stock	Issuance	Issued	Payment	Amount
	Various	549,465,520	Conversion of debt	$94,434

Common Stock Purchase Warrants	Date of
Issued With Convertible Debentures	Issuance	Number of Shares	Exercise Price	Expiration Date
	5/18/2017	3,000,000	$0.02	5/18/2022

Common Stock Purchase Warrants	Date of
Issued For Services	Issuance	Number of Shares	Exercise Price	Expiration Date
	4/24/2017	250,000	$0.02	4/24/2022
	5/18/2017	300,000	$0.02	5/18/2022

With respect to the above issuance of securities during the three months ended June 30, 2017, the Company relied on exemptions provided by Sections 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

Item 3.	Defaults Upon Senior Securities

As of August 14, 2017, there are Unsecured Convertible Debentures with a face value of $6,068,243 held by 83 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of August 14, 2017, none of the Holders of these Debentures have elected to provide notice of default.

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

SpectraScience, Inc. (Registrant)

Date: August 14, 2017	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: August 14, 2017	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer

