Form 10-Q
period 2017-09-30
SPECTRASCIENCE INC
filed 2017-11-14
CIK 727672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 14, 2017 was 4,923,795,415.

SPECTRASCIENCE, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2017

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$27,882	$3,550
Accounts receivable, net	-	950
Inventory, net	97,423	90,594
Prepaid expenses and other current assets	187,456	266,749
Total current assets	312,761	361,843

Patents, net	905,014	1,024,524
	$1,217,775	$1,386,367

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,823,245	$1,318,737
Accrued expenses	2,801,248	2,278,042
Secured convertible debt	100,000	-
Notes payable- related parties	39,500	35,000
Note payable	112,982	137,982
Convertible debt, net of discounts of $157,418 as of September 30, 2017 and $203,444 as of December 31, 2016	6,253,433	6,211,861
Derivative liability	1,675,067	819,928
Total current liabilities	12,805,475	10,801,550

Long-term secured convertible debt	1,410,000	1,100,000

COMMITMENTS AND CONTINGENCIES

Mezzanine equity
Series B Convertible Preferred Stock, $.01 par value; 2,585,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016; liquidation value of $517,000 plus accumulated and and unpaid dividends of $106,931 as of September 30, 2017 and December 31, 2016	25,850	25,850
Series C Convertible Preferred Stock, $.01 par value; 500,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016; liquidation value of $100,000 as of September 30, 2017 and December 31, 2016	5,000	5,000
Total mezzanine equity	30,850	30,850

Shareholders’ deficit
Series A Convertible Preferred Stock, $.01 par value; 0 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Series AA Super Voting Preferred Stock, $.001 par value; 3,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016	3	3
Common stock, $.01 par value; 4,996,000,000 shares authorized; 4,823,923,779 and 883,671,222 shares issued and outstanding as of September 30, 2017 and December 31, 2016	48,239,237	8,836,712
Additional paid in capital	(3,499,578)	34,582,771
Accumulated deficit	(57,768,212)	(53,965,519)
Total shareholders’ deficit	(13,028,550)	(10,546,033)
	$1,217,775	$1,386,367

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$4,200	$-	$5,150
Cost of revenue	-	2,100	-	2,968
Gross profit	-	2,100	-	2,182

Operating expenses:
Research and development	117,576	127,428	377,077	515,590
General and administrative	221,539	281,993	806,831	896,047
Sales and marketing	57,430	90,303	206,064	270,930
	396,545	499,724	1,389,972	1,682,567

Loss from operations	(396,545)	(497,624)	(1,389,972)	(1,680,385)

Other income (expense)
Interest expense	(611,963)	(169,743)	(1,427,193)	(749,042)
Change in fair value of derivative and warrant liabilities	(594,752)	(156,769)	(878,983)	(419,390)
Amortization of derivative and warrant liabilities discount	(130,835)	(115,027)	(398,860)	(351,323)
Amortization of deferred debt issuance costs and original issue discount	(9,729)	(43,481)	(24,440)	(168,931)
Gain on extinguishment of debt	224,541	213,584	396,666	460,658
Loss on foreign exchange transactions	(20,218)	(6,079)	(58,747)	(1,388)
Other expense, net	(8,209)	(1,961)	(21,164)	(11,815)
	(1,151,165)	(279,476)	(2,412,721)	(1,241,231)

Net loss	$(1,547,710)	$(777,100)	$(3,802,693)	$(2,921,616)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,928,091,428	712,309,055	1,842,993,093	664,896,833

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit

For the nine months ended September 30, 2017

(unaudited)

	Series AA				Additional		Total
	Super Voting Preferred		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	3,000	$3	883,671,222	$8,836,712	$34,582,771	$(53,965,519)	$(10,546,033)

Non cash issuance of stock options	-	-	-	-	120,003	-	120,003
Conversion of convertible debt	-	-	3,940,252,557	39,402,525	(38,202,936)	-	1,199,589
Non cash issuance of warrant for consulting services	-	-	-	-	584	-	584
Net loss	-	-	-	-	-	(3,802,693)	(3,802,693)

Balance September 30, 2017	3,000	$3	4,823,923,779	$48,239,237	$(3,499,578)	$(57,768,212)	$(13,028,550)

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

SpectraScience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(3,802,693)	$(2,921,616)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	119,510	121,026
Non-cash interest	30,911	31,364
Non-cash issuance of stock options and warrants	120,003	120,004
Non-cash expense related to commitment of common stock in excess of authorized shares	(52,664)	107,107
Loss on issuance of variable rate notes	821,585	84,584
Amortization of derivative and warrant liabilities discount	398,860	351,323
Amortization of deferred debt issuance costs and original issue discount	24,440	168,931
Issuance of debt for services	24,750	-
Issuance of common stock for services	3,500	700
Change in fair value of derivative and warrant liabilities	878,983	419,390
Gain on extinguishment of debt	(396,666)	(460,658)
Changes in assets and liabilities:
Accounts receivable	950	6,111
Inventory	(6,829)	(45,744)
Prepaid expense and other assets	79,293	(34,170)
Accounts payable	713,296	224,149
Accrued expenses	556,773	580,645
Net cash used in operating activities	(485,998)	(1,246,854)

Investing activities:
Net cash used in investing activities	-	-

Financing activities:
Proceeds from issuance of convertible notes payable	143,750	300,000
Proceeds from issuance of notes payable to related parties	4,500	35,000
Proceeds from issuance of secured notes payable	399,000	850,000
Payment against convertible notes payable	(669)	-
Debt issuance costs	(36,251)	(63,712)
Net cash provided by financing activities	510,330	1,121,288

Net increase (decrease) in cash	24,332	(125,566)

Cash, beginning of year	3,550	127,493

Cash, end of period	$27,882	$1,927

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,000	$-
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Conversion of convertible notes and accrued interest to common stock	$301,416	$499,763
Exchange of convertible notes and accrued interest to new notes	$25,000	$103,551
Convertible note payable for extinguishment of accounts payable	$51,500	$-
Valuation of Series AA Super Voting Preferred Stock	$-	25,000
Conversion of accrued interest to note payable	$13,767	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as they are prescribed for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These statements should be read in conjunction with the financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Going Concern

Historically, the Company’s sources of cash have come from the issuance and sale of equity securities and debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2017, as it completes proof-of-concept trials, conducts outcome-based clinical studies, and increases sales and marketing efforts to commercialize the WavSTAT4 System in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of September 30, 2017, the Company had a working capital deficit of $12,492,714 and cash of $27,882, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company uses agents to assist it with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2017, the Company raised $510,999, net of transaction costs of $36,251, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

The holders of Convertible Debentures control the conversion of the Convertible Debentures and certain of the Convertible Debentures were not converted at their maturity constituting a potential default on the matured, but unconverted, Convertible Debentures. In the event of such default, principal, accrued interest, and other related costs are immediately due and payable in cash. As of September 30, 2017, Convertible Debentures with a face value of $6,076,026 held by 84 individual investors are in default. None of these investors have served notice of default on the Convertible Debentures held by them.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Revenue recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer, the terms of which are generally free on-board shipping point. The Company uses customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the price is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses many factors, including past transaction history with the customer and the creditworthiness of the customer.

Consolidation

The accompanying consolidated financial statements include the accounts of SpectraScience, Inc. and its wholly-owned subsidiaries LUMA, International and Spectra UK. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory, and other risks associated with a short history of product sales, including the potential risk of business failure.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Valuation of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and intangible assets. Equipment is carried at cost and is depreciated over the estimated useful lives of the assets, which are generally two to three years, and leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. The straight-line method is used for depreciation and amortization. Intangible assets consist of patents, which are amortized using the straight-line method over the estimated useful lives of the patents. The Company does not capitalize external legal costs and filing fees associated with obtaining patents on its new discoveries. Acquired intellectual property is recorded at cost and is amortized over its estimated useful life. The Company believes the useful lives assigned to these assets are reasonable. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in management’s estimate of future cash flows to determine recoverability of these assets. If management’s assumptions about these assets were to change because of events or circumstances, the Company may be required to record an impairment loss.

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

As of September 30, 2017, the Company had one stock-based employee compensation plan under which it makes grants, the 2011 Equity Incentive Plan (the “EIP”). The EIP provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”) and restricted stock awards to full-time employees (who may also be directors) and NQSOs and restricted stock awards to non-employee directors, consultants, customers, vendors, or providers of services. The exercise price of any ISO may not be less than the fair market value of the common stock on the date of grant and the term shall not exceed ten years. The amount reserved under the 2011 EIP is 40,000,000 shares of common stock. At September 30, 2017, the Company had options outstanding exercisable into up to 34,168,800 shares of stock under the EIP of which up to 29,391,592 shares were exercisable. Awards under the Company’s EIP generally vest over four years.

The fair value of options granted are estimated at the date of grant using a Black Scholes Model which includes several variables including expected life, risk free interest rate, expected stock price volatility, stock option exercise patterns and expected dividend yield. The Company also must estimate forfeitures for employee stock options. There were no stock options granted during the nine-month periods ended September 30, 2017 and 2016.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the three and nine months ended September 30, 2017 and 2016, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	September 30, 2017	September 30, 2016

Preferred Stock	3,088,000	3,088,000
Convertible debentures	8,562,318,402	111,110,776
Options	34,168,800	34,168,800
Warrants	113,900,039	131,389,332

Total	8,713,475,241	279,756,908

The following table sets forth the computation of basic and diluted loss per share for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Numerator:
Net loss for basic earnings per share	$(1,547,710)	$(777,100)	$(3,802,693)	$(2,921,616)
Net loss for diluted earnings per share	$(1,547,710)	$(777,100)	$(3,802,693)	$(2,921,616)

Denominator:
Weighted average basic shares outstanding	2,928,091,428	712,309,055	1,842,993,093	664,896,833
Denominator for diluted earnings per share-Adjusted weighted average shares	2,928,091,428	712,309,055	1,842,993,093	664,896,833

Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Inventory

Inventory consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Raw materials	$256,163	$256,163
Finished goods	37,697	30,868
	293,860	287,031
Reserve for obsolescence	196,437	196,437
	$97,423	$90,594

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

Recently Adopted and Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is currently expecting to use the modified retrospective method to adopt this standard and is continuing to assess all the potential impacts of the new standard on its consolidated financial statements and related disclosures, although we do not expect the implementation to have a material impact.

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

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

3. Liabilities

Note Payable

In November 2014, the Company issued for cash of $100,000 an unsecured note payable and a five-year warrant with an exercise price of $0.09 per share for the purchase of up to 50,000 shares of common stock. The terms of the note were a repayment of $115,000 if paid by February 18, 2015 and, if paid thereafter, the principal balance of the note was to be increased to $137,982 as of October 1, 2015 and interest accrues at 20% from October 1, 2015 until paid. During the nine months ended September 30, 2017, $25,000 principal of this note was assigned to a third party who paid a like amount to the holder of the note. The balance of the note outstanding at September 30, 2017, $112,982, continues to accrue interest at 20%.

Notes Payable- Related Parties

During the nine months ended September 30, 2016, two affiliates of the Company advanced to the Company cash in an accumulated amount of $35,000 in exchange for six-month 10% promissory notes.

During the nine months ended September 30, 2017, three affiliates of the Company advanced to the Company cash in an accumulated amount of $4,500.

The balance of the notes at September 30, 2017 is $39,500.

Convertible Debentures

As of September 30, 2017, the Company has issued and outstanding fixed rate Convertible Debentures (“Debentures”) with original terms of three months to one year, an interest rate ranging from 10-20% per year and an original issue discount ranging from 5% to 10% which, at the option of the holder, may convert into common stock at initial conversion prices ranging from $0.01 to $0.099 per share.

The Debentures were issued with detachable five-year cashless Holders Warrants that allow the holders to purchase one share of stock for each two shares available under the converted Debentures at an exercise price ranging from $0.02 to $0.1287 per share. In addition, the Company issued five-year cashless Agent Warrants equal to 10% of the total number of shares issuable under the Debentures and Holders Warrants at exercise prices ranging from $0.0745 to $0.1287 per share. For debentures issued through June 30, 2013, at the option of the Debenture holder, the terms of the Debentures and Holders Warrants are subject to an exchange feature if the Company issues securities with terms more favorable than those of the then outstanding Debentures and Holders Warrants. Debentures issued subsequent to June 30, 2013 do not contain such an exchange clause. During the nine months ended September 30, 2017, Debentures with an accumulated principal balance of $150,000 and $13,767 of accrued interest were assigned to a third party note holder. The new notes contain variable conversion rates discussed below. The gross amount of Debentures with fixed conversion rates outstanding is $5,977,082 as of September 30, 2017.

As of September 30, 2017, the Company has issued and outstanding Convertible Debentures (“Variable Debentures”) with original terms of 9 months to one year, interest rates ranging from 0-10% per year and original issue discounts ranging from 0-10% which contain variable conversion rates ranging from discounts of 40-50% of the Company’s common stock based on the Company’s common stock trading prices ranging from 10-25 days previous to conversion. The Variable Debentures contain prepayment options which enable the Company to prepay the notes for periods of 0-180 days subsequent to issuance at premiums ranging from 0-50%. The gross amount of Variable Debentures outstanding is $433,769 as of September 30, 2017.

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2017 and December 31, 2016, the balances of the Debentures and Variable Debentures are as follows:

	September 30, 2017	December 31, 2016

Balance at beginning of period	$6,415,305	$6,174,760
Issuance of debentures for cash	143,750	320,000
Issuance of debentures for services	23,750	15,000
Issuance of debentures for forbearance	16,064	65,282
Issuance of debentures for accounts payable	51,500	-
Original issue discounts	4,000	-
Debentures repaid in cash	(669)	-
Debentures converted to common stock	(281,616)	(291,754)
Debentures exchanged for new debentures	38,767	132,017
Convertible debt	6,410,851	6,415,305
Less unamortized costs of financing	157,418	203,444
Convertible debt, net of unamortized costs	$6,253,433	$6,211,861

Secured Convertible Note

During the nine months ended September 30, 2017, the Company issued for cash of $400,000 Secured Convertible Debentures (the “Secured Debentures”) to two accredited investors. The terms of the Debentures are for two months to three years, a conversion price of $0.01 per share and an annual interest rate of 8%. The secured interest is on all the assets of the Company. In addition, the Company issued to the holder of $150,000 Secured Debentures, five-year common stock purchase warrants to purchase up to 8,000,000 shares of common stock with exercise prices of $0.02 per share. The value of these warrants, $584, was determined using the Black Sholes option pricing model and was reflected as a discount to the Secured Debenture.

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

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. Therefore, the resulting effect on net loss is subject to significant fluctuation and

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

will continue to be so until the Company’s Debentures, which the convertible feature is associated with, are converted into common stock, or paid in full of cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

In addition, since the number of shares issuable under the Variable Debentures are undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised debentures, warrants and options, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. For the nine months ended September 30, 2017, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 8,537,000,000 shares.

As of September 30, 2017 and December 31, 2016, the balances of the Derivative Liability are as follows:

			Commitment
			In Excess of
	Warrants	ConversionFeature	Authorized Stock	Total

Balance at January 1, 2016	$60,420	$495,473	$64,428	$620,321

Liability on issuance of debt and warrants	44,394	697,256	-	741,650
Change in fair value at year end	(22,378)	718,458	-	696,080
Elimination of liability on conversion	-	(1,232,151)	-	(1,232,151)
Over commitment of stock	-	-	(5,972)	(5,972)
Balance at December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	4,268	1,233,352	-	1,237,620
Change in fair value at year end	(76,208)	955,191	-	878,983
Elimination of liability on conversion	-	(1,208,800)	-	(1,208,800)
Over commitment of stock	-	-	(52,664)	(52,664)
Balance at September 30, 2017	$10,496	$1,658,779	$5,792	$1,675,067

Debentures with warrants attached issued subsequent to June 30, 2013 did not contain an exchange provision and were accounted for using the equity method of valuing the note and warrant.

4. Shareholders’ Deficit

Common Stock

During the three months ended September 30, 2017, holders of Convertible Debentures with a face value of $116,680 and accrued interest of $6,171 converted their debentures into 2,861,138,200 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $67,255.

During the nine months ended September 30, 2017, holders of Convertible Debentures with a face value of $281,616 and accrued interest of $19,800 converted their debentures into 3,940,252,557 shares of common stock. In addition, associated with these debentures, the Company recorded a gain on extinguishment of debt of $239,379.

Warrants

During the nine months ended September 30, 2017, in conjunction with the sale of Convertible Debentures, the Company issued five-year common stock purchase warrants to acquire up to 8,000,000 shares to holders of the Debentures. In addition, the Company issued five-year common stock purchase warrants to acquire up to 1,050,000 shares to an agent who assisted in this financing. These warrants have an exercise

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

price of $0.02 per share. The value of the warrants was determined using the Black Sholes option pricing model. The value of the warrants issued to the note holder, $4,386, were reflected as a discount to the notes and the value of the warrants issued to the agent, $584, were reflected as a non-cash operating expense.

In March 2016, the Company issued a warrant exercisable into up to 1,000,000 shares of common stock in exchange for services provided by a consultant. The value of these warrants, $1,652, was determined using the Black Scholes option pricing model and was included as non-cash expense and additional paid-in capital during the nine months ended September 30, 2016.

The balance of all warrants outstanding as of September 30, 2017 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Warrants	Price	Value
Outstanding at January 1, 2017	132,278,221	$0.0765
Granted	9,050,000	$0.0200	$0.0005
Cancelled	(27,428,182)	$0.0722
Exercised	-	$-
Outstanding at September 30, 2017	113,900,039	$0.0721

Exercisable at September 30, 2017	113,900,039	$0.0721

Stock Options

Options outstanding as of September 30, 2017 are as follows:

		Weighted	Weighted Average
		Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	Per Share	Term (years)	Value (1)
Outstanding at January 1, 2017	34,168,800	$0.02	7.03
Granted	-	$-	-
Cancelled	-	$-	-
Exercised	-	$-	-
Outstanding at September 30, 2017	34,168,800	$0.02	6.28	$-

Exercisable at September 30, 2017	29,391,592	$0.02	6.28	$-

Weighted average fair value of options granted during the period	-	$-

(1)	These amounts represent the excess, if any, between the exercise price and $0.0002, the closing market price of the Company’s common stock on September 29, 2017 as quoted on the Pink Sheets under the symbol “SCIE”.

At September 30, 2017, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date is $53,321, which we expect to be recognized over the next year.

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

Each holder of outstanding shares of Series AA Super Voting Preferred Stock shall be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors. The Company recorded a special dividend and valued the Series AA Super Voting Preferred Stock at $25,000 as of September 30, 2017 and December 31, 2016.

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

The following table presents the balances of derivative liabilities which are measured at fair value on a recurring basis by level as of September 30, 2017:

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2017
Derivative liability	$-	$-	$1,658,779	$1,658,779
Warrant liability	-	-	10,496	10,496
Commitment in excess of authorized stock	-	-	5,792	5,792
Total	$-	$-	$1,675,067	$1,675,067

The following table presents changes in the derivative liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

			Commitment
	Warrant	Derivative	In Excess of	Total
	Liability	Liability	Authorized Stock	Liability
Balance December 31, 2016	$82,436	$679,036	$58,456	$819,928

Liability on issuance of debt and warrants	4,268	1,233,352	-	1,237,620

Elimination of liability on conversion	-	(1,208,800)	-	(1,208,800)

Change in estimated fair value (1)	(76,208)	955,191	-	878,983

Change in commitment in excess of authorized stock	-	-	(52,664)	(52,664)

Balance September 30, 2017	$10,496	$1,658,779	$5,792	$1,675,067

(1) Included in the Condensed Statements of Operation on the line “Change in fair value of derivative and warrant liabilities.”

Management used the following inputs to value the Derivative and Warrant Liabilities for the nine months ended September 30, 2017:

	Derivative Liability	Warrant Liability
Expected term	6 months to 2 years	5 years
Exercise price	$0.00005 - $0.074	$0.02 - $0.1287
Expected volatility	216% to 375%	242% to 282%
Expected dividends	None	None
Risk-free interest rate	0.79% to 1.31%	1.78% to 1.93%
Forfeitures	None	None

SpectraScience, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In computing the fair value of the derivative and warrant liability at September 30, 2017, management estimated a 60% probability of a down round financing event at a price of $0.025 and a 9% to 34% probability that existing note holders with exchange privileges would exchange their existing debentures and warrants for new debentures and warrants.

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

7. Subsequent Events

Variable Rate Convertible Debentures

In November 2017, a holder of a Variable Rate Convertible Debenture with principal of $5,280 and accrued interest of $213 converted a portion of their debenture into 99,871,636 shares of common stock.

Series AA Preferred Shares

On November 2, 2017, the Board of Directors of the Company authorized an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized the issuance of up to six thousand (6,000) shares of Series AA Preferred Stock, par value $0.001 per share, which was an increase of 3,000 shares from the previously issued Series AA Preferred Stock.

Each holder of outstanding shares of Series AA Super Voting Preferred Stock continues to be entitled to one million (1,000,000) votes for each share of Series AA Super Voting Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The holders are restricted from voting the preferred shares for any proposal on the election of directors.

Increase in Authorized Shares

On November 2, 2017, the Company’s shareholders approved an increase in authorized capital stock from 5 billion shares to 8 billion shares. The increase in authorized shares will become effective 20 days after the mailing of a Definitive 14C to shareholders.

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

Plan of Operation

During the nine-month period ended September 30, 2017, SpectraScience carried forward on the improvements made to the WavSTAT4 in fiscal 2011 and continued working with PENTAX Europe, GmbH (“PENTAX”) and other distributors, for distribution of its products in Europe, the Middle East and Africa.

Over the next 12 months, SpectraScience intends to:

Market and sell the WavSTAT4 Optical Biopsy System colon cancer diagnostic application through PENTAX and other distribution channels in the European Union;

Conduct country-specific evaluation trials to demonstrate the effectiveness and cost benefit of the WavSTAT4 Optical Biopsy System in each relevant European authority;

Coordinate the creation and publication of scientific papers and presentations related to the country-specific evaluation trials to support widespread education and adoption of the WavSTAT4;

Pursue the introduction of the WavSTAT4 colon cancer application in other international markets, in particular China, Saudi Arabia, and India;

Begin meeting with the FDA towards the preparation and submission of a Supplemental PMA filing with the FDA and plan for additional clinical trials to support eventual approval for sale in the United States;

Begin the design and planning for the next generation of multi-modal fluorescence and broadband spectroscopy systems at our facility in San Diego, California.

Continue to expand and refine our intellectual property portfolio.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Favorable
	2017	2016	(Unfavorable)%

Revenue	$-	$4,200	$(4,200)	-100.0%
Cost of revenue	-	2,100	2,100	-100.0%
Gross profit	-	2,100	(2,100)	-100.0%

Operating expenses:
Research and development	117,576	127,428	9,852	7.7%
General and administrative	221,539	281,993	60,454	-21.4%
Sales and marketing	57,430	90,303	32,873	-36.4%
	396,545	499,724	103,179	20.6%

Loss from operations	(396,545)	(497,624)	101,079	20.3%

Other income (expense)	(1,151,165)	(279,476)	(871,689)	-311.9%

Net loss	$(1,547,710)	$(777,100)	$(770,610)	-99.2%

Gross Profit

There were no sales or associated cost of sales during the three months ended September 30, 2017 compared to minor sales for the three months ended September 30, 2016. We anticipate that revenue and cost of revenue will increase as we proceed with the introduction of the WaveSTAT4 in Europe.

Research and Development Expenses

Research and development expenses decreased by $9,852, 7.7%, to $117,576 for the quarter ended September 30, 2017 from $127,428 for the three months ended September 30, 2016. This decrease was due to a decrease in payroll costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $60,454, 21.4%, to $221,539 for the quarter ended September 30, 2017 from $281,993 for the three months ended September 30, 2016. The primary reasons for this decrease was a decrease in payroll and insurance costs. We anticipate that costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $32,873, 36.4%, to $57,430 for the quarter ended September 30, 2017 from $90,303 for the quarter ended September 30, 2016. The primary reason for this decrease was a reduction in foreign consultant and payroll costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2017 was expense of $1,151,165 compared to expense of $279,476 for the quarter ended September 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense)

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Favorable
	2017	2016	(Unfavorable)%

Revenue	$-	$5,150	$(5,150)	-100.0%
Cost of revenue	-	2,968	2,968	-100.0%
Gross profit	-	2,182	(2,182)	-100.0%

Operating expenses:
Research and development	377,077	515,590	138,513	26.9%
General and administrative	806,831	896,047	89,216	10.0%
Sales and marketing	206,064	270,930	64,866	23.9%
	1,389,972	1,682,567	292,595	17.4%

Loss from operations	(1,389,972)	(1,680,385)	290,413	17.3%

Other income (expense)	(2,412,721)	(1,241,231)	(1,171,490)	-94.4%

Net loss	$(3,802,693)	$(2,921,616)	$(881,077)	-30.2%

Gross Profit

There were no sales or associated cost of sales during the nine months ended September 30, 2017 compared to minor sales for the nine months ended September 30, 2016. We anticipate that revenue and cost of revenue will increase as we proceed with the introduction of the WaveSTAT4 in Europe.

Research and Development Expenses

Research and development expenses decreased by $138,513, 26.9%, to $377,077 for the nine months ended September 30, 2017 from $515,590 for the nine months ended September 30, 2016. This decrease was due to a decrease in clinical and payroll costs. We anticipate that clinical costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

General and Administrative Expenses

General and administrative expenses decreased by $89,216, 10.0%, to $806,831 for the nine months ended September 30, 2017 from $896,047 for the nine months ended September 30, 2016. This decrease was due primarily to a decrease in payroll, travel, and convention costs. We anticipate that costs will increase as we proceed with our introduction of the WaveSTAT4 in Europe.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $64,866, 23.9%, to $206,064 for the nine months ended September 30, 2017 from $270,930 for the nine months ended September 30, 2016. The primary reason for the decrease was a reduction in foreign consultant and payroll costs. We anticipate that sales and marketing expenses will increase as we increase our activity in Europe.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2017 was expense of $2,412,721 compared to expense of $1,241,231 for the nine months ended September 30, 2016. This change was due primarily to a change in valuation of our derivative liabilities. We anticipate continued large fluctuations in other income (expense)

Liquidity and Capital Resources

	As of		Increase
	September 30, 2017	December 31, 2016	(Decrease)
Working Capital

Current assets	$312,761	$361,843	$(49,082)
Current liabilities	12,805,475	10,801,550	2,003,925
Working capital deficit	$(12,492,714)	$(10,439,707)	$2,053,007

Long-term debt	$1,410,000	$1,100,000	$310,000

Stockholders’ deficit	$(13,028,550)	$10,546,033)	$2,482,517

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(485,998)	$(1,246,854)	$(760,856)
Investing activities	$-	$-	$-
Financing activities	$510,330	$1,121,288	$(610,958)

	As of		Increase
	September 30, 2017	December 31, 2016	(Decrease)
Balance Sheet Select Information

Cash	$27,882	$3,550	$24,332

Accounts receivable	$-	$950	$(950)

Inventory	$97,423	$90,594	$6,829

Accounts payable and accrued expenses	$4,624,493	$3,596,779	$1,027,714

Historically, the Company’s sources of cash have come from the issuance and sales of equity securities and debentures. The Company’s historical cash outflows have been primarily used for operating activities including research, development, administrative and sales activities. Fluctuations in the Company’s working capital due to timing differences of its cash receipts and cash disbursements also impact its cash flow. The Company expects to incur significant additional operating losses through at least the end of 2017, as it completes proof-of-concept trials, conducts outcome-based clinical studies, and increases sales and marketing efforts to commercialize the WavSTAT4 Systems in Europe. If the Company does not receive sufficient funding, there is substantial doubt that the Company will be able to continue as a going concern. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations.

As of September 30, 2017, the Company had a working capital deficit of $12,492,714 and cash of $27,882, compared to a working capital deficit of $10,439,707 and cash of $3,550 as of December 31, 2016. The Company has engaged other agents to assist it Company with raising capital and has commenced raising capital on its own. During the nine months ended September 30, 2017, the Company raised $510,999, net of transaction costs of $36,251, under these agreements. However, if the Company does not receive additional funds in a timely manner, the Company could be in jeopardy as a going concern. The Company may not be able to find alternative capital or raise capital or debt on terms that are acceptable. Management believes that if the events defined in the Engagement Agreements occur as expected, or if the Company is otherwise able to raise a similar level of funds, such proceeds will be sufficient to allow the Company to sustain operations until it attains profitability and positive cash flows from operations. However, the Company may incur unknown expenses or may not be able to meet its revenue expectations requiring it to seek additional capital. In such event, the Company may not be able to find capital or raise capital or debt on terms that are acceptable.

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

With respect to the above issuance of securities during the three months ended September 30, 2017, the Company relied on exemptions provided by Sections 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

		Number of	Source of
	Date of	Common	Payment
	Issuance	Shares	Conversion
Common Stock	Various	Issued	of debt	Amount
		2,861,138,200		$638,840

Item 3.	Defaults Upon Senior Securities

As of November 14, 2017, there are Unsecured Convertible Debentures with a face value of $6,076,026 held by 84 individual Holders in default. As a result, the outstanding principal amount of these Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing shall become immediately due and payable in cash at the election of the Holders. As of November 14, 2017, none of the Holders of these Debentures have elected to provide notice of default.

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

SpectraScience, Inc.
(Registrant)

Date: November 14, 2017	/s/ Michael P. Oliver
Michael P. Oliver
President and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2017	/s/ Lowell W. Giffhorn
Lowell W. Giffhorn
Chief Financial Officer

